Form 10-Q
period 1999-09-30
EUNIVERSE INC
filed 1999-11-15
CIK 1088244

    As filed with the Securities and Exchange Commission on November 15, 1999
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

Commission file number: 0-26355
                                 eUniverse, Inc.
             (Exact name of registrant as specified in its charter)

             Nevada                                    06-1556248
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

 101 North Plains Industrial Road                       06492
     Wallingford, Connecticut                         (Zip Code)
(Address of principal executive offices)

                                  203-265-6412
              (Registrant's telephone number, including area code)

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months and has been subject to such filing requirements for the past 90 days.

         As of November 15, 1999, there were 14,932,723 shares of eUniverse, Inc. common stock, $.001 par value outstanding.

                                 eUNIVERSE, INC.



                                    FORM 10-Q

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                     INDEX

                                                                                                     Page
                                                                                                    ------
PART I -- FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS....................................................................    3

    Balance sheets, September 30, 1999, March 31, 1999 and December 31, 1998......................    3

    Statements of operations, for the three and six months ended September 30, 1999 and 1998......    4

    Statements of cash flows, for the six months ended September 30, 1999 and 1998................    5

    Statements of shareholders' equity (deficit) for March 31 and September 30, 1999..............    6

    Summary of significant accounting policies....................................................    7

    Notes to financial statements.................................................................    7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATION............................................................................   19

PART II -- OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS.......................................................................   25

  ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K........................................................   26


                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                 eUNIVERSE, INC.

                                 Balance Sheets

                                  (Unaudited)

                                                                                            CD Universe     CD Universe
                                                                           September 30,      March 31,       March 31,
                                                                               1999             1999             1998
                                                                           ------------- |  -----------     -------------
                                                                                         |
ASSETS                                                                                   |
CURRENT ASSETS                                                                           |
         Cash and Cash Equivalents......................................   $2,294,045    |     $11,335         $267,214
           Accounts receivable, net of allowances for                                    |
                  doutfull accounts of $34,175 and $0, respectively.....      212,699    |      92,938                -
          Inventory.....................................................       54,199    |      22,647           23,877
          Due from Officers.............................................            -    |     157,569            1,000
          Due from employees............................................      156,260    |           -                -
          Prepaid expenses and other current assets ....................      199,532    |       9,629           43,031
                                                                           ----------    |     -------          -------
                Total Current Assets....................................    2,916,735    |     294,118          335,122
                                                                                         |
 FURNITURE AND EQUIPMENT, less accumulated depreciation                                  |
          of $170,492, $83,052, and $36,900 respectively ...............      488,598    |     225,718          158,362
                                                                                         |
GOODWILL, net of amortization of $785,133...............................   25,500,231    |           -                -
                                                                                         |
 OTHER INTANGIBLES, net of amortization of $65,118,                                      |
         $340, and $170, respectively...................................      697,356    |         510              680
                                                                                         |
Other Assets............................................................       71,910    |           -                -
                                                                          -----------    |     --------         --------
                 TOTAL ASSETS...........................................  $29,674,830    |    $520,346         $494,164
                                                                          ===========    |     ========         ========
                                                                                         |
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                           |
CURRENT LIABILITIES                                                                      |
         Accounts payable...............................................     $797,927    |    $828,718         $435,015
         Accrued liabilities............................................      186,713    |     113,604           99,566
         Due to affiliates .............................................        2,500    |      30,000          110,395
         Due to officer ................................................            -    |     105,000                -
         Short-term portion of lease obligations .......................        8,585    |           -                -
                                                                          -----------    |    --------         --------
                Total Current Liabilities...............................      995,725    |   1,077,322          644,976
                                                                          -----------    |   ---------         --------
                                                                                         |
CURRENT LIABILITIES                                                                      |
         Long-term portion of lease obligations ........................        2,596    |           -                -
                                                                                         |
MINORITY INTEREST .....................................................             -    |           -                -
                                                                                         |
SHAREHOLDERS' EQUITY (DEFICIT)                                                           |
          Preferred stock, $.10 par value; 40,000,000 shares                             |
                  authorized;  1,795,024 and -0- shares                                  |
                    issued and outstanding, respectively................      179,502    |           -                -
          Common stock, $.001 par value; 250,000,000 shares                              |
            authorized;  16,277,723 and 2,148,098 shares                                 |
               issued and outstanding, respectively.....................       16,278    |       1,000            1,000
         Additional paid-in capital.....................................   31,914,760    |           -                -
         Deferred stock compensation cost...............................     (154,375)   |           -                -
         Retained deficit...............................................   (3,279,656)   |    (557,976)        (151,812)
                                                                          -----------    |    --------         --------
                Total Shareholders' Equity..............................   28,676,509    |    (556,976)        (150,812)
                                                                          -----------    |    --------         --------
                                                                                         |
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................  $29,674,830    |    $520,346         $494,164
                                                                          ===========    |    ========         ========

               See accompanying notes to the financial statements
                                 eUNIVERSE, INC.

                      Cosolidated Statements of Operations

                                  (Unaudited)

                                                          Three Months Ended               Six Months Ended
                                                             September 30,                   September 30,
                                                  -------------------------------    ----------------------------
                                                     1999             1998               1999              1998
                                                  -----------  | ----------------    ------------  |  -----------
                                                               |  CD Universe                      |   CD Universe
                                                               |                                   |
REVENUE:                                                       |                                   |
        Products..............................     $1,585,181  |   $2,181,259        $3,549,735    |   $4,299,444
        Services..............................        259,722  |            -           330,122    |            -
                                                   ----------  |   ----------        ----------    |   ----------
                                                               |                                   |
TOTAL REVENUE                                       1,844,903  |    2,181,259         3,879,857    |    4,299,444
                                                               |                                   |
COST OF GOODS SOLD                                             |                                   |
        Products..............................      1,363,260  |    1,794,498         3,014,449    |    3,588,676
        Services..............................         13,468  |            -            22,120    |            -
                                                   ----------  |   ----------        ----------    |   ----------
                                                               |                                   |
TOTAL COST OF GOODS SOLD                            1,376,728  |    1,794,498         3,036,569    |    3,588,676
                                                               |                                   |
GROSS PROFIT                                                   |                                   |
        Products..............................        221,921  |      386,761           535,286    |      710,768
        Services..............................        246,254  |            -           308,002    |            -
                                                   ----------  |   ----------        ----------    |   ----------
                                                               |                                   |
OTAL GROSS PROFIT                                    468,175   |      386,761           843,288    |      710,768
                                                               |                                   |
OPERATING EXPENSES:                                            |                                   |
        Marketing and sales....................       585,456  |      279,956         1,022,182    |      524,561
        Product development....................       414,864  |       56,311           495,878    |      146,814
        General and administrative.............       914,565  |      131,885         1,686,999    |      181,736
        Amortization of goodwill                               |                                   |
         and other intangibles.................       567,120  |           42           889,839    |           84
        Stock-based compensation...............        71,250  |            -            83,125    |            -
                                                   ----------  |   ----------        ----------    |   ----------
TOTAL OPERATING EXPENSES.......................     2,553,255  |      468,194         4,137,776    |      853,195
                                                   ----------  |   ----------        ----------    |   ----------
        OPERATING LOSS                             (2,085,080) |      (81,433)       (3,334,735)   |     (142,427)
                                                               |                                   |
NONOPERATING INCOME (EXPENSE)                                  |                                   |
        Interest and dividend income...........        31,947  |          201            38,996    |          310
        Interest expense.......................          (355) |            -              (355)   |            -
        Loss allocated to minority interest....        16,438  |            -            16,438    |            -
                                                   ----------  |   ----------        ----------    |   ----------
        INCOME (LOSS) BEFORE INCOME TAXES          (2,037,050) |      (81,232)       (3,279,656)   |     (142,117)
                                                               |                                   |
INCOME TAXES ..................................             -  |            -                 -    |            -
                                                  -----------  |   ----------       -----------    |   ----------
        NET INCOME (LOSS)                         $(2,037,050) |     $(81,232)      $(3,279,656)   |    $(142,117)
                                                  ===========  |   ==========       ===========    |   ==========
                                                               |                                   |
Basic income (loss) per common share...........        $(0.13) |          N/A            $(0.22)   |          N/A
                                                  ===========  |   ==========       ===========    |   ==========
                                                               |                                   |
Basic weighted average common                                  |                                   |
 shares outstanding............................    15,317,723  |          N/A        14,592,274    |          N/A
                                                  ===========  |   ==========       ===========    |   ==========


               See accompanying notes to the financial statements
                                 eUNIVERSE, INC.

                            Statements of Cash flows

                                  (Unaudited)

                                                                     Six Months Ended
                                                                        September 30,
                                                                -----------------------------
                                                                   1999             1998
                                                                -----------------------------
                                                                              | CD Universe
                                                                              |
OPERATING ACTIVITIES                                                          |
        Net income (loss)....................................   $(3,279,656)  |   $(152,117)
                                                                              |
        Transactions not requiring cash:                                      |
           Depreciation.....................................         50,279   |      23,076
           Amortization......................................       890,199   |          84
           Bad Debt Reserve..................................        15,000   |
           Common stock issued to employees .................        83,125   |
           Common stock issued to outside consultants........        10,000   |           -
           Non-cash interest income..........................        (3,060)  |
           Loss allocated to minority interest...............       (16,438)  |
        Changes in current assets............................      (446,943)  |       7,871
        Changes in other assets..............................       (60,685)  |
        Changes in current liabilities.......................       (72,086)  |     (65,152)
                                                                 ----------   |     -------
                      NET CASH (USED IN) OPERATING ACTIVITIES    (2,830,265)  |    (186,238)
                                                                 ----------   |     -------
                                                                              |
INVESTING ACTIVITIES                                                          |
        Acquisitions.........................................    (1,915,000)  |           -
        Proceeds through acquisitions........................       136,419   |           -
        Proceeds through reverse acquisition.................       897,835   |
        Purchases of fixed assets............................      (184,572)  |     (18,445)
        Repayment of advances from officers..................      (105,000)  |           -
        Advance to Officers..................................             -   |      (7,300)
        Receipt of advances to officers......................       157,769   |           -
        Advances made to Employees...........................      (153,200)  |           -
                                                                 ----------   |     -------
                    NET CASH PROVIDED BY INVESTING ACTIVITIES    (1,165,749)  |     (25,745)
                                                                 ----------   |     -------
                                                                              |
FINANCING ACTIVITIES                                                          |
        Proceeds from issuance of preferred stock............     5,875,204   |           -
        Proceeds from issuance of common stock...............       505,000   |           -
        Payment to repurchase common stock...................       (20,000)  |           -
        Financing costs......................................        (6,672)  |           -
        Repayment of loan from affiliates....................       (74,808)  |           -
                                                                 ----------   |     -------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES     6,278,724   |           -
                                                                 ----------   |     -------
                                                                              |
CHANGE IN CASH AND CASH EQUIVALENTS..........................     2,282,710   |    (211,983)
 Cash and cash equivalents,                                                   |
 beginning of period.........................................        11,335   |     267,214
                                                                 ----------   |     -------
CASH AND CASH EQUIVALENTS                                                     |
        AT END OF PERIOD.....................................    $2,294,045   |     $55,231
                                                                 ==========   |     =======


               See accompanying notes to the financial statements

                                 EUNIVERSE, INC.

                  Statement of Shareholders' Equity (Deficit)

                                             Preferred Stock     Common Stock     Additional  Deferred
                                      ----------------------  -------------------   Paid-in     Stock       Retained
                                       Shares    Par Value    Shares    Par Value   Capital  Compensation    Deficit       Total
                                      --------- ------------ ---------  --------  --------- -------------  ---------     --------
Share issued to acquire option
   to purchase CD Universe..........        -       $   -     8,061,000  $8,061    $247,039                      -      $255,100

Shares issued for merger related
   services.........................        -           -     1,539,000   1,539      47,145                      -        48,684

Shares issued pursuant to
   Rule 506 of Regulation D.........        -           -       250,000     250     249,750                              250,000

Shares issued pursuant to
   employment agreement.............        -           -       200,000     200       6,036                      -         6,236
                                    ----------   --------    ---------- ------- -----------   ---------  ----------    ---------
Balance, March 31, 1999                     -           -    10,050,000  10,050     549,970                      -       560,020

Sale of Preferred Stock............. 1,795,024    179,502                         6,418,620                            6,598,122

Cost of offerings and issuance......        -          -                         (1,974,126)                          (1,974,126)

Shares issued in acquisition of
      eUniverse.com website.........        -          -         15,000      15      59,985                               60,000

Shares issued in acquisition of
   CD Universe, Inc.................        -          -      2,425,000   2,425   7,272,575                            7,275,000

Shares issued for services..........        -          -        339,000     339     169,161                              169,500

Shares retained by former MCA
   Shareholders.....................        -          -      1,200,993   1,201     745,256                              746,457

Shares issued in acquisition of
   Mega DVD.........................        -          -          4,605       5      52,495                               52,500

Shares issued in acquisition of
   Case's Ladder, Inc...............        -          -        700,000     700   6,999,300                            7,000,000

Stock options issued in connection
    with acquisition of Case's
    Ladder, Inc.....................        -          -             -       -      350,000                              350,000

Stock options issued in connection
    with services performed.........        -          -             -       -        1,000                                1,000


Fair Value of the warrants issued...        -          -             -       -    1,214,567                            1,214,567

Shares issued in acquisition of
    Gamer's Alliance, Inc...........        -          -         78,125      78     999,922                            1,000,000

Shares issued to employees of CD
   Universe as compensation expense.        -          -         25,000      25     237,475                              237,500

Deferred stock compensation.........        -          -             -        -          -    (154,375)                 (154,375)

Shares issued in acquisition of
    The Big Network, Inc............                          1,440,000   1,440   8,818,560                            8,820,000

Net income for the six months ended
   September 30, 1999...............        -          -             -       -           -               (3,279,656)  (3,279,656)
                                     ---------   --------    ---------- ------- -----------  ---------  -----------  -----------
BALANCE,  SEPTEMBER 30, 1999         1,795,024   $179,502    16,277,723 $16,278 $31,914,760  $(154,375) $(3,279,656) $28,676,509
                                     =========   ========    ========== ======= ===========  =========  ===========  ===========


                                 eUNIVERSE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1) Organization and Line of Business

eUniverse, Inc. ("the Company") is a Nevada Corporation engaged in developing and operating a network of web sites providing entertainment - oriented products and services. At present the company is engaged in sales of audio CDs, videotapes, and digital videodisks ("DVDs") over the Internet, and providing online PC gaming. The financial statements presented include the accounts of eUniverse, Inc. and its wholly owned subsidiaries except The Big Network, Inc., of which the Company owns 83.5% of its Common Stock and 70.7% of its Preferred Stock. These subsidiaries are Entertainment Universe, Inc. acquired on
April 14, 1999, CD Universe, Inc. acquired on April 14, 1999, Case's Ladder, Inc. acquired on May 31, 1999, Gamer's Alliance, Inc. acquired on June 30, 1999, and The Big Network, Inc. acquired as of August 31, 1999. All significant inter-company transactions and balances have been eliminated.

2) Business Developments

The Company was founded in February 1999 and incorporated as Entertainment Universe, Inc. ("EUI"). EUI was formed as a holding company to acquire various operating companies. On April 14, 1999, EUI acquired Motorcycle Centers of America, Inc. ("MCA"), a publicly traded company, through a reverse acquisition. In connection with that acquisition, EUI shareholders exchanged all of EUI's common stock for 12,829,000 shares of MCA's $.001 par value restricted common stock. EUI shareholders also exchanged all of their preferred shares for 1,795,024 shares of MCA's Series A 6% Convertible Preferred Stock. As a result, EUI (the accounting acquirer) became a wholly owned subsidiary of MCA (the legal acquirer). The former shareholders of EUI own approximately 91.6 percent of MCA. Subsequent to this, MCA changed its name to eUniverse, Inc.

3) Summary of Accounting Policies

Unaudited Interim Financial Statements

The interim consolidated financial statements as of September 30,1999 have been prepared by eUniverse pursuant to the rules and regulations of the Securities and Exchange Commission. These statements are unaudited and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheet, consolidated operating results, and consolidated cash flows for the interim periods. These adjustments, consisting of normal recurring adjustments and accruals, are made on a basis consistent with the annual audited financial statements and generally accepted accounting principles. The results of operation for the six months ended September 30, 1999 are not necessarily indicative of the results for any other period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue upon shipment of its products. The Company also maintains a partner program whereby partners provide links on their websites that bring customers to the CD Universe websites. Revenue generated from these linked sites is recognized upon shipment of the products. The partner receives a commission of 5% to 15% on sales of the company's products that originate from the sites, recognized as an expense concurrent with the sale. Barter transactions will be recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of advertisement given. Barter revenue and the related advertising will be recorded based on impressions delivered and received with the difference recorded as an advance or prepaid. During the periods presented there were no barter transactions. Additionally, the Company derives revenue from the sale of advertisements. Advertising revenues are recognized ratably over the period in which the advertisements are displayed.

Royalty Payments

The Company has agreements to share revenue with persons independent of the Company. The Company is required to pay royalties for the use of computer games based on a percentage of advertising revenue generated from the Company's usage of the games on its web-sites. As the Company generates advertising revenue, a corresponding liability is accrued as a royalty expense, which is recorded as a cost of revenue (see Note 11).

Comparative Periods

Since EUI, the accounting acquirer, had no operating history, financial statements are presented using CD Universe historical data, as EUI's predecessor.

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents

Inventory

Inventory consists of compact discs, videos, computer games and equipment and packaging materials. Inventory is valued at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred.

                  Estimated useful lives are as follows:

                  Leasehold Improvements                3 years
                  Computer Equipment                    5 years
                  Telephone Equipment                   5 years
                  Furniture, Fixtures and Other        10 years

Intangible assets:

Intangible assets consist of goodwill, customer lists, and domain names. Excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 10 years. Customer lists and domain names are being amortized on a straight-line basis over a period of 3 and 10 years, respectively. The carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. Negative operating results, negative cash flows from operations, among other factors, could be indicative of the impairment of intangible assets. If this review indicates that intangible assets will not be recoverable, the Company's carrying value of intangible assets would be reduced.

Organization Costs

Organization costs are being amortized over 5 years using the straight-line method.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, receivable from employees, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of these instruments.

Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Stock-Based Compensation

The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board

Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received.

Earnings Per Share

The computation of basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect.

4) Business Combinations and Investments

During the six months ended September 30, 1999, the Company completed the following acquisitions: CD Universe, Inc., Case's Ladder, Inc., Gamer's Alliance, Inc., and The Big Network, Inc. All four acquisitions were recorded using the purchase method of accounting under the provisions of APB Opinion No. 16.

On April 14, 1999, the Company completed its acquisition of CD Universe, Inc., a company engaged primarily in selling compact audio disks, video disks, and video tapes to retail purchasers over the internet. According to the terms of this acquisition, the Company acquired all of the capital stock of CD Universe, Inc. for a total consideration of $1,915,000 in cash plus 2,425,000 shares of common stock of the company valued at $3.00 per share (fair value on acquisition date). This was an arm's length transaction between independent and unrelated parties. The Company also incurred direct costs related to the acquisition totaling $60,215, which have been added to the acquisition price.

On May 31, 1999, the Company completed its acquisition of Case's Ladder, Inc., a company primarily engaged in providing online computer gaming with competitive rankings, tournaments and leagues among its more than 1.1 million registered members. The purchase price of this acquisition was 700,000 shares of the Company's common stock, valued at $10.00 per share (the market price on the acquisition date), issued in exchange for all the issued and outstanding shares of Case's Ladder, Inc. This was an arm's length transaction between independent and unrelated parties. The Company also incurred direct costs related to the acquisition totaling $351,050, which have been added to the acquisition price. Of this amount, $350,000 is attributable to 340,000 options issued for services rendered, based on the fair value of the services performed. The options vest quarterly over three years and have an exercise price of 6.00 per share.

On June 30, 1999, the Company completed its acquisition of Gamer's Alliance, Inc. Gamer's Alliance operates and maintains one of the largest networks of computer gaming related sites on the Internet with more than 50 PC gaming related web sites. The purchase price of this acquisition was 78,125 shares of the Company's common stock, valued at

$12.80 per share (the market price on the acquisition date), issued in exchange for all the issued and outstanding shares of Gamer's Alliance, Inc. Pursuant to the terms of the agreement, the purchase price may increase to 175,781 shares of common stock based on achievement of performance targets through June 30, 2000. The Company also incurred direct costs related to the acquisition totaling $26,887, which have been added to the acquisition price.

Effective as of August 31, 1999, the Company completed its acquisition of 80 percent of the common stock of The Big Network, Inc., a company providing a suite of classic board and card games, such as spades, checkers, chess, and backgammon, allowing simultaneous play by its members. The Big Network has also developed LivePlace, a Java applet that provides users with an overview of activities around the site, allows them to follow public conversation, send private messages to other users, and co-navigate the web. The purchase price of this acquisition was 1,440,000 shares of the Company's common stock, valued at $6.125 per share (the market price on the acquisition date), issued in exchange for 80 percent of the issued and outstanding shares of The Big Network, Inc. This was an arm's length transaction between independent and unrelated parties. The Company also incurred direct costs related to the acquisition totaling $87,124, which have been added to the acquisition price.

The Company may acquire the remaining 20 percent of common stock of The Big Network, Inc. by issuing up to an additional 360,000 shares of its common stock valued at $6.125 (market price at the original acquisition date).


The estimated fair value of assets acquired and liabilities assumed is summarized as follows:


                                                 CD                 Case's             Gamer's            The Big
                                              Universe              Ladder            Alliance            Network
                                             --------------------------------------------------------------------
Cash                                        $   11,335           $   20,286          $   5,503          $  99,204
Accounts Receivable                             92,938               59,218             52,664             17,000
Inventory                                       22,647                  -                  -                  -
Fixed Assets                                   225,718               33,916             20,240             71,685
Receivable, Related Party                      157,569                  -                  -                  -
Customer List                                  250,000              100,000                -                  -
Domain Names                                   100,000               75,000             90,000             24,000
Other Assets                                    10,139               10,254                -               13,075
Accounts Payable                              (942,321)             (75,379)           (35,284)           (82,403)
Other Liabilities                              (30,000)                 -              (29,528)           (36,373)
Notes Payable, Officers                       (105,000)                 -                  -                  -
Minority Interest                                  -                    -                  -              (16,438)
Goodwill                                     9,457,190            7,127,755            923,292          8,817,374
                                             --------------------------------------------------------------------
                                             9,250,215            7,351,050          1,026,887          8,907,124
                                             ====================================================================

Total goodwill recorded through the acquisitions is $26,325,611 and is being amortized on a straight-line basis over ten years.

The operations of the acquired entities have been included in the statement of operations from the date of acquisition, with the exception of CD Universe, which is included from the beginning of the period.

Pro forma Information

Pro forma information as if the acquisitions had occurred at the beginning of the periods presented is as follows:


                                             Pro forma
                                        Six Months Ending
                                           September 30,

                                         1999           1998
                                     -----------    -----------
Revenue                              $ 4,089,151    $ 4,451,491
Net Loss                              (4,227,969)    (1,891,106)
Loss per Share                              (.26)          (.12)

5) Non-Cash Financial Activities

   Stock issued in connection with acquisitions:
      Acquisition of The Big Network                       $  8,820,000
      Acquisition of CD Universe                              7,275,000
      Acquisition Case's Ladder                               7,000,000
      Stock options issued in connection with
        the acquisition of Case's Ladder shares                 350,000
      Acquisition Gamer's Alliance                            1,000,000
      Acquisition of eUniverse.com domain name (1)               60,000
      Acquisition of MegaDVD (1)                                 52,500
   Stock options issued in connection
      with services performed                                     1,000
   Stock issued in connection with the
      preferred stock offering, 319,000 shares (2)              159,500
   Stock issued in connection with
      services performed, 20,000 shares (2)                      10,000
   Stock issued to employees of CD Universe
      25,000 shares                                             237,500

  (1)The purchase of the eUniverse.com domain name was accomplished through issuance of 15,000 shares of common stock priced at $4.00 per share for a total of $60,000 (fair value of the name at the date of purchase). Acquisition of the MegaDVD website was accomplished through issuance of 4,605 shares of common stock valued at $11.40 per share (market price of the stock on issue date).

  (2)Issuance of 339,000 shares of common stock valued at $.50 per share (fair value of the services performed) for various consulting services such as financial, legal, and public relations services performed during March and April of 1999 in relation to the Company's stock offering and subsequently.

Additionally, 25,000 shares of common stock were issued as compensation to key employees of CD Universe, Inc. for their involvement in the Company activities. These shares were issued on June 15, 1999 and were valued at $9.50 per share (market price on issue date) and will vest on April 14, 2000. The compensation expense is being amortized over this period.

Moreover, warrants were issued to purchase a total of 671,865 shares of common stock of the company as part compensation to its exclusive placement agent, Gerard Klauer Mattison & Co., Inc. ("GKM") in relation to the Preferred Stock offering in April of 1999. 400,000 of these warrants have an exercise price of $2.75 per share and became exercisable on April 14, 1999 and expire on April 14, 2004. The remaining 271,835 have an exercise price of $2.81 per share and will become exercisable on April 14, 2000 and expire on April 14, 2004. These warrants have been recorded in the financial statement valued at $1,214,567. The Black-Scholes option-pricing model with a risk free interest rate of 4.5%, an annualized volatility of 81%, no expected dividend yield, and an exercise term of five years was used to estimate the fair value of the warrants issued.

6) Due from Employees

Due from employees consists of three 6% interest-bearing notes in the amounts of $85,000, $25,000, and $40,000 due from two former vice presidents of Case's Ladder, Inc. and the former principal of Green Willow International Corp. (MegaDVD). All three individuals are currently employees.

7) Fixed Assets

Fixed assets, at cost, consist of the following:

                                                               Sept. 30, 1999          March 31, 1999
Furniture and fixture                         .                $      39,062           $      29,069
Computers and equipment                                              530,798                 238,622
Purchased Software                                                    49,230                   1,079
Leasehold Improvements                                                40,000                  40,000
                                                               -------------------------------------
                                                                     659,090                 308,770
Less: Accumulated depreciation and
amortization                                                         170,492                  83,052
                                                               -------------------------------------
             Fixed assets, Net                                 $     488,598           $     225,718
                                                               ======================================


Depreciation expense for the reporting period were as follows:


                                            Three Months Ended         Six Months Ended
                                               September 30,             September 30,
                                            1999          1998         1999        1998
                                            ------------------         ----------------
Depreciation expense                        $30,925    $11,538         $50,279   $23,076

8) Other Intangibles

Other Intangibles consist primarily of purchase price of customer lists and web sites acquired:

                                                  Sept.30, 1999    March 31,1999
                                                  --------------   -------------
Domain Name-eUniverse.Com                          $    60,000       $    -
Domain Name-CD Universe, Inc.                          100,000
Domain Name-Case's Ladder, Inc.                         75,000
Domain Name-Gamer's Alliance, Inc.                      90,000
Domain Name-The Big Network, Inc.                       24,000
MegaDVD.com                                             52,500
Customer list-CD Universe, Inc.                        250,000
Customer list-Case's Ladder, Inc.                      100,000
Other                                                   10,974             850
                                                   -----------------------------
                                                       762,474             850
Less: Accumulated amortization                          65,118             340
                                                   -----------------------------
Other Intangible, Net                              $   697,356       $     510
                                                   -----------------------------

The above domain names and customer lists are valued at their fair value based on management judgment and are being amortized using the straight-line method over a period of ten years, and three years, respectively. Amortization expense for goodwill and intangible assets for the reporting period ending September 30, 1999 was $889,839.

9) Income Taxes

The components of the provision for income taxes for the six months period ended September 30, 1999 and 1998 are as follows:


                                                              1999              1998
                                                           --------------------------
Current Tax Expense
  U.S. Federal                                             $   -             $   -
  State and Local                                              -                 -
                                                           --------------------------
Total Current                                                  -                 -
                                                           --------------------------

Deferred Tax Expense
  U.S. Federal                                                 -                  -
  State and Local                                              -                  -
                                                           --------------------------
Total Deferred                                                 -                  -
                                                           --------------------------
Total Tax Provision from Continuing Operations             $   -             $    -
                                                           ==========================



The reconciliation of the effective income tax rate to the Federal statutory rate

                                                           1999            1998
                                                          -------------------------
Federal Income Tax Rate                                   34.0%              34.0%
Deferred Tax Charge (Credit)                                -                  -
Effect on Valuation Allowance                             34.0%              34.0%

State Income Tax, Net of Federal Benefit                    -                  -
                                                           --------------------------
Effective Income Tax Rate                                  0.0%               0.0%
                                                           ==========================




10) Major Vendor

The Company purchased approximately 90% of its merchandise from one vendor. At September 30, 1999, the balance due to that vendor was approximately $338,000, which was paid in October 1999. The Company believes that the loss of this vendor may have a material adverse effect on the Company.

11) Commitments and Contingencies

The Company has entered into several agreements to share revenues with individuals independent of the company. These individuals have provided the Company with computer games, which the Company has been operating on its web sites. The individuals have granted the Company usage of the computer games for up to 25% royalty of advertising revenue generated from the usage of the game on the Company's web sites. For the six months ended September 30, 1999, the Company has no liabilities or expenses due under these agreements.

The Company leases office space under non-cancelable operating lease agreements that expire within the next three years. Future lease payments under these non cancelable operating lease are as follows:


                  March 31,
                  ----------
                  2000              $   91,500
                  2001                 183,900
                  2002                 175,050
                  2003                  16,950

12) Equity Compensation Plan

On June 15, 1999, the Company issued 25,000 shares of common stock as compensation to key employees of CD Universe, Inc. for their involvement in the Company activities. These share were issued on June 15, 1999 and were valued at $9.50 per share (market price on issue date) and will vest on April 14, 2000. The compensation expense is being amortized over this period.

Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 5,000,000 shares of common stock have been reserved for issuance under the Plan. For the six months ended September 30, 1999 the plan's activities were as follows:

Stock Options:



                                                                 Number of                Exercise             Weighted Average
                                                                   Shares                  Price                    Price
                                                               -------------           ----------------------------------------
Outstanding at 3-31-1999                                             -

Granted                                                          4,064,750              $3.00 - 11.40                $7.13
Cancelled                                                       (1,932,000)              9.50 - 11.40                 9.67
Reissued                                                         1,642,200                   6.00                     6.00
Exercised                                                           -
Forfeited                                                           -
                                                             -------------------------------------------------------------
Outstanding at 9-30-1999                                         3,774,950              $3.00 - 9.50                 $5.32
                                                             -------------------------------------------------------------
Options exercisable at 9-30-1999                                    91,667                  $3.00                    $3.00
                                                             -------------------------------------------------------------


Weighted average of remaining life of the options is 35 months.

On September 15, 1999, the Company cancelled 1,932,000 options, which had been granted to employees on June 15, 1999 with a weighted average exercise price of $9.67 and reissued 1,642,200 (85 percent) options with a weighted average exercise price of $6.00 to the same employees. In addition to the stock options granted to the employees, the Company has granted 340,000 options with exercise price of $6.00 to an outside consultant for the services performed related to the acquisition of Case's Ladder, Inc. These options were priced at the fair market value of the services performed and have been included as part of the acquisition cost. Moreover, 10,000 options with an exercise price of $13.00 were granted to a firm for investor relation services. These options were recorded based on the fair value of services performed.

The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted. Since the company has granted all its stock options at an exercise price equal to or above the quoted market value on the measurement date, no compensation expense related to issuance of stock options has been recorded. Equity instruments issued to non-employees are recorded pursuant to SFAS 123 based on the fair value of the services performed or the fair value of the equity instruments issued, whichever is more reliably measurable.

Had the Company chosen the fair value method of accounting for transactions involving stock options issued to employees (SFAS No. 123), the Company would have recorded an additional $340,084 in compensation cost for the six months ended September 90, 1999 as presented by the pro forma statement below:


                                         Six Months Ended
                                       September 30, 1999
                                       ------------------
            Net loss as reported           $(3,279,656)
                                           ------------
            Pro forma net loss             $(3,619,740)
                                           ------------
            Net loss per common share      $     (0.22)
                                           ------------


            Pro forma loss per share       $     (0.25)
                                           ------------

The Black-Scholes option-pricing model with a risk free interest rate ranging from 4.50% to 5.86%, a weighted average volatility of 79%, zero dividend yield, and an expected life of three years for the options was used.

Warrants:

                                                               Number of
                                                                 Shares                      Exercise Price
                                                              ------------                   --------------
Outstanding at 3-31-1999                                            -

Granted                                                          671,865                       $2.75 - 2.81
Exercised                                                           -
Forfeited                                                           -
                                                              ------------                   --------------
Outstanding at 9-30-1999                                         671,865                       $2.75 - 2.81
                                                              ------------                   --------------
Options exercisable at 9-30-1999                                 400,000                          $2.75
                                                              ------------                   --------------

13) Preferred Stock

On April 14, 1999 EUI sold 1,795,024 of its series A 6% Convertible Preferred Stock in a private offering pursuant to Regulation D of Securities Act of 1923 for the aggregate price of $6,598,122. Holders of the preferred stock have the right to convert such stock into shares of the Company's common stock at any time after October 15, 1999 at a one-to-one ratio unless market price of the Company's common stock is below $3.60, in which case, the conversion ratio would be adjusted accordingly.

The shares of preferred stock have a liquidation preference of $3.60 per share, which increases at a rate of 6% per annum. Each share of preferred stock may be converted to common stock at an initial rate of one share of common stock for each $3.60 of liquidation preference. If the common stock's market price at the time of conversion is less than $3.60 per share, the conversion rate is determined by reference to such lower price. Because of the variable conversion rate and the 6% accretion factor, each share of preferred stock may be converted into greater than one share of common stock. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, or other similar event.

The Company does not pay dividends on the preferred stock and the holders of such stock are not entitled to receive any dividends thereon. In the event of the liquidation or dissolution of the Company, the holders of the preferred stock will be entitled to receive, prior in preference to any distribution to the holders of the common stock and any other class of stock which has been designated as junior in rank to the preferred stock, the liquidation preference amount described above.

At any time after one year from the effective date of the registration statement registering the common stock issued or to be issued upon conversion of the preferred stock, if the closing bid price per share of the Company's common stock is equal to or greater than $16.00, the company, at its option, may either automatically convert the preferred stock to common stock or redeem the preferred stock for cash in an amount per share equal to $3.60 plus accretion thereon at a rate of 6% per year.

14) Interim Segmented Disclosures

The following table represents segmented reporting for the reporting period ending September 30, 1999. There were no identifiable reportable segments during the similar period last year.


                                                      Product          Services        Corporate         Total
                                                     ----------------------------------------------------------
(000's)
Revenue                                               $3,550          $    330         $    -          $  3,880
Operating Loss                                        (1,491)             (716)          (1,128)         (3,335)
Interest Income                                                                              39              39
Minority Interest                                                           16                               16
Pre tax Loss                                          (1,491)             (700)          (1,089)         (3,280)
Net Loss                                              (1,491)             (700)          (1,089)         (3,280)
Assets                                                 9,878            17,184            2,612          29,674
Depreciation and Amortization                            559               380                2             941
Fixed Assets Additions                                   162                11               12             185

15) Subsequent Event

On October 1, 1999, the Company finalized its purchase of the assets of FunOne.com, an entertainment and community hub with over 250,000 unique visitors per month. FunOne provides online greetings, cartoons, joke lists and gags and its subscribers can receive weekly jokes and send fun electronic greetings to their friends. The purchase price of FunOne is $40,000 payable in shares of the company's common stock. Additional payments of up to $360,000 in stock may be payable upon achievement of targeted numbers of unique visitors to FunOne.com during the seven consecutive months following the Closing Date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for both the current quarter and six months reflect the consolidated operations of eUniverse, including CD Universe, the predecessor company, Case's Ladder (since June 1), Gamer's Alliance (since July 1) and Big Network (since September 1) along with results for the corporation established in connection with the acquisitions of MCA and those identified above. Results for the comparable periods in 1998 include only those of CD Universe. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS - QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1999 VS. 1998

Net Sales

     Net product sales include the selling price of music, video, games and other products sold by the Company, net of returns, as well as outbound shipping and handling charges. Net service sales include membership, sponsorship and advertising revenues.

                              QUARTER ENDED                  SIX-MONTHS ENDED
                               SEPTEMBER 30,                  SEPTEMBER 30,
                            ----------------                ----------------
                             1999      1998   % CHANGE       1999      1998   % CHANGE
                            ------    ------  --------      ------    ------  --------
                             (IN THOUSANDS)                  (IN THOUSANDS)
Net sales
  Products                  $1,585    $2,181   ( 38%)       $3,550    $4,299    ( 21%)
  Services                  $  260    $   -     100%        $  330    $   -      100%

         For the quarter ended September 30, 1999, product revenues declined as a result of increased competition in the online music retailing markets and the continued effect of a shutdown in one of the company's larger partners whose customers had previously contributed approximately 5% of net sales. Additionally, the Company experienced higher than average downtime in its CD Universe website availability along with other technical difficulties that made it more difficult for customers to place orders on that site. We have contracted with outside consultants and substantially changed site stability as well as enhancing customers' ability to order online. We are continuing to make further improvements in both of these areas. The decrease was partially offset by an increase in advertising revenues, which had a positive effect on gross margins. Advertising and membership revenues from our acquisitions amounted to $260 thousand during the quarter and $330 thousand for the six months, compared to no revenues for the prior year. We expect that advertising revenues will continue to grow as a result of our emphasis in this area as well as realizing the full period effect of the acquisitions to date.

Gross Profit

         Gross profit is calculated as net sales less the cost of sales, which consists of the cost of merchandise sold to customers and inbound and outbound shipping costs.

                              QUARTER ENDED              SIX-MONTHS ENDED
                              SEPTEMBER 30,                SEPTEMBER 30,
                            ----------------             ----------------
                             1999      1998   % CHANGE    1999      1998   % CHANGE
                            ------    ------  --------   ------    ------  --------
                             (IN THOUSANDS)               (IN THOUSANDS)
Gross Profit
  Products                 $  222    $  387    (74%)    $  535    $  711     (33%)
  Percentage of sales        14.0%     17.7%              15.1%     16.5%

  Services                 $  246    $   -     100%     $  308    $   -      100%
  Percentage of sales        94.6%       -%               93.3%       -%


         For the quarter ended September 30, 1999, combined gross profit increased as a percentage of net sales to 25% from 18% and in absolute dollars to $468 thousand from $387 thousand over the same periods in 1998, reflecting a change in the mix of revenues to include advertising as noted above. Gross margins on product sales declined during the current quarter and year-to-date as a result of increased promotional discounts provided to customers. Gross margin percentages on advertising revenues of over 90% are substantially higher than those of the e-commerce revenues of 14-17%. The Company over time intends to expand its e-commerce operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. Gross margins attributable to these new business areas may be lower than those associated with the Company's existing business activities. However, the Company over time will continue to focus on increasing advertising revenues, particularly for Case's Ladder, Gamer's Alliance and Big Network and thus improve margins.

Marketing and Sales

     Marketing and sales expenses consist primarily of fulfillment costs, advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. Fulfillment costs include the cost of operating and staffing the distribution and customer service center.


                              QUARTER ENDED              SIX-MONTHS ENDED
                              SEPTEMBER 30,                SEPTEMBER 30,
                            ----------------             ----------------
                             1999      1998   % CHANGE    1999      1998   % CHANGE
                            ------    ------  --------   ------    ------  --------
                             (IN THOUSANDS)               (IN THOUSANDS)
Marketing and Sales        $  585    $  280    109%     $1,022    $  525      95%
Percentage of sales          31.7%     12.8%              26.3%     12.2%

         Marketing and sales expenses increased during the quarter ended September 30, 1999 due to factors principally related to the acquisitions during the current year. For the three months, costs in the acquired companies accounted for $240 thousand of the $305 thousand increase. Payroll increases were $125 thousand and advertising and promotion $107 thousand. Comparatively, costs in the e-commerce segment increased by $25 thousand in payroll and $40 thousand in processing and fulfillment related costs. For the six months, costs in the acquired units accounted for $325 thousand of the $525 thousand increase. Payroll was $150 thousand and advertising and promotion $145 thousand. In e-commerce there were increases of $65 for payroll and $70 in fees. The Company intends to continue its branding and marketing campaigns. Increases in sales will drive increases in fulfillment costs. As a result, the Company continues to expect marketing and sales expenses to increase significantly in absolute dollars.

Product Development

Product development expenses consist of payroll and related expenses for developing and maintaining the Company's web sites and supporting technology.

                              QUARTER ENDED              SIX-MONTHS ENDED
                              SEPTEMBER 30,                SEPTEMBER 30,
                            ----------------             ----------------
                             1999      1998   % CHANGE    1999      1998   % CHANGE
                            ------    ------  --------   ------    ------  --------
                             (IN THOUSANDS)               (IN THOUSANDS)
Product Development        $  415    $   56    641%     $  496    $  147     237%
Percentage of sales          22.5%      2.6%              12.8%      3.4%

     Product development costs increased as a result of increased payroll and related expense due to inclusion of the results for Case's Ladder, Gamer's Alliance and Big Network. The $359 thousand increase for the quarter came from $50 thousand in payroll related costs on the e-commerce side and the remainder from increases related to the acquisitions and corporate site development and integration. Additional payroll in acquisitions added $150 thousand, internet fees $47 thousand and $90 in outside services and consultants. For the six months cost increase factors were the same as for the quarter. The company intends to create a tighter structure amongst its sites and design new sites that will drive increased expenses.

General and Administrative

     General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses.


                              QUARTER ENDED              SIX-MONTHS ENDED
                              SEPTEMBER 30,                SEPTEMBER 30,
                            ----------------             ----------------
                             1999      1998   % CHANGE    1999      1998   % CHANGE
                            ------    ------  --------   ------    ------  --------
                             (IN THOUSANDS)               (IN THOUSANDS)
General and administrative  $  915   $  132    593%     $1,687    $  182     827%
Percentage of sales           49.6%     6.1%              43.5%      4.2%

     Increases in G&A costs are primarily attributable to increased infrastructure costs associated with the Company's expansion efforts. These include payroll $220 thousand, accounting and legal services $213 thousand and professional consulting services $218 thousand. Similarly for the six months increases included $475 in payroll, $392 in accounting and legal and $ 492 in professional services. The company expects G&A costs to continue to increase commensurate with its expansion plans.


Amortization of Intangibles


                              QUARTER ENDED              SIX-MONTHS ENDED
                              SEPTEMBER 30,                SEPTEMBER 30,
                            ----------------             ----------------
                             1999      1998               1999      1998
                            ------    ------             ------    ------
                             (IN THOUSANDS)               (IN THOUSANDS)
Amortization of
 intangibles                $  567    $  -               $  890    $  -

     The current period charges reflect the acquisitions of CD Universe, Case's Ladder, Gamer's Alliance and Big Network, while the results for 1998 reflect a nominal amount related to CD Universe startup costs. The Company expects M&A Costs to increase in the third quarter of 1999 and beyond, because the Company will record a full quarter of amortization expense relating to the acquisitions of Big Network amounting to $220 thousand. It is likely that the Company will continue to expand its business through acquisitions and other investments, which would cause M&A Costs to increase.

  Stock-Based Compensation

     Stock-based compensation is comprised of the portion of acquisition related consideration conditioned on the continued tenure of key employees, which must be classified as compensation expense under generally accepted accounting principles.

                              QUARTER ENDED              SIX-MONTHS ENDED
                              SEPTEMBER 30,                SEPTEMBER 30,
                            ----------------             ----------------
                             1999      1998               1999      1998
                            ------    ------             ------    ------
                             (IN THOUSANDS)               (IN THOUSANDS)
Stock-based Compensation    $  71     $  -               $   83    $  -

         The expenses for the quarter and six months are attributable to the 1999 Stock Awards Plan under which 25,000 shares of restricted common stock were issued to CD Universe employees that are being amortized over the vesting period that ends April 14, 2000.

  Non operating income and (expense)

                               QUARTER ENDED              SIX-MONTHS ENDED
                               SEPTEMBER 30,                SEPTEMBER 30,
                             ----------------             ----------------
                              1999      1998               1999      1998
                             ------    ------             ------    ------
                              (IN THOUSANDS)               (IN THOUSANDS)
Interest income              $   32    $  -               $   39    $   -
Minority interest            $   16    $  -               $   16    $   -

     Interest income increased due to higher cash balances resulting from the Company's financing activities, principally the April 1999 sale of $6.8 million in 6% Convertible Preferred Stock ("Preferred") and $0.9 million in common stock. Minority interest represents the 20% minority shareholders of Big Network's share of their losses for the period, limited by their investment.

  Income Taxes

     The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. Utilization of the

Company's net operating loss carryforwards, which begin to expire in 2011, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding realizability of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

Net Income

                              QUARTER ENDED              SIX-MONTHS ENDED
                              SEPTEMBER 30,                SEPTEMBER 30,
                            ----------------             ----------------
                             1999      1998               1999      1998
                            ------    ------             ------    ------
                             (IN THOUSANDS)               (IN THOUSANDS)
Net (Loss)                 $(2,037)  $(  81)            $(3,280)   $( 143)
Percentage of sales        (112.6%)   (2.9%)             (91.4%)    (3.5%)

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $2.83 million and $186 thousand for the six-month periods ended September 30, 1999 and 1998, respectively. Net operating cash flows were primarily attributable to quarterly net losses, decrease in accounts payable and in increases in prepaid expense, partially offset by non-cash charges for depreciation and amortization and merger and acquisition related costs.

     Net cash used in investing activities was $1.2 million and $25.7 thousand for the six-month periods ended September 30, 1999 and 1998, respectively. In the six months, $0.4 million was used for acquisitions, consisting of $1.9 million in cash paid for the CD Universe acquisition, less $1.0 million received from acquisitions. The remainder was used for purchases of fixed assets. Investments for 1998 consisted principally of fixed asset purchases.

     Net cash provided by financing activities of $6.3 million for the six-month period ended September 30, 1999 resulted from proceeds relating to the sale of
1.8 million shares of Preferred for $6.3 million, net of financing costs and proceeds from sale of 897,835 shares of common stock.

     As of September 30, 1999, the Company's principal commitments include obligations for leases amounting to about $180 thousand, annually. Continued acquisitions and investments may also require future capital expenditures.

     The Company believes that cash balances of $2.3 million at September 30, 1999 will be sufficient to meet its anticipated cash needs for at least the next 6 months. We anticipate that we will need to raise additional funds to meet our operating needs and the company is in current discussions with an investment banker, Gerard Klauer Mattison, in connection with such plans. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or to obtain a line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On September 23, 1999, Arie Grossman, former Vice President of Technology of The Big Network, Inc. ("TBN"), filed suit in the Superior Court of California against The Big Network, Inc., the Company and various unnamed individuals seeking an unspecified amount of compensatory and punitive damages based on (i) alleged breach of Grossman's employment agreement with TBN, (ii) alleged breach of an oral agreement among various principals of TBN prior to its merger with the Company relating to Grossman's salary and stock options and
(iii) alleged breach of an implied covenant of good faith and fair dealing and fraud in connection with Grossman's salary, stock options and proposed terms of employment with the Company following the merger with TBN. The Company believes the allegations in the complaint are without merit and will defend the suit vigorously. In the event that there is any liability in connection with Mr. Grossman's lawsuit, the Company has a right of indemnification from the former shareholders of TBN.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as part of this report:

Exhibit
-------
Number    Exhibit Title/Description
------    -------------------------
 10.13    Web Advertising Agreement by and between eUniverse, Inc. and
          Mpath Interactive, Inc., dated as of August 13, 1999. Portions of Exhibit
          10.13 have been omitted pursuant to a request for confidential treatment.

 27.01    Financial Data Schedule.

(b) Reports on Form 8-K

    The Company has not filed any reports on Form 8-K during the quarterly period ended September 30, 1999.


Items 3, 4 and 5 are not applicable and have been omitted.



SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                     eUNIVERSE, INC.
                                     Registrant

Dated:  November 15, 1999                  /s/ WILLIAM R. WAGNER
                                     --------------------------------------
                                     William R. Wagner
                                     Chief Financial Officer
                                     (Principal Financial Officer)
                                     and Registrant's Authorized Officer