Form 10-Q/A
period 1999-09-30
EUNIVERSE INC
filed 1999-12-30
CIK 1088244

    As filed with the Securities and Exchange Commission on December 30, 1999
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                               AMENDMENT NUMBER 1

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



                                    FORM 10-Q/A

                                AMENDMENT NUMBER 1

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                     INDEX

                                                                                                     Page
                                                                                                    ------
PART I -- FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS....................................................................    1

    Balance sheets, September 30, 1999, March 31, 1999 and December 31, 1998......................    1

    Statements of operations, for the three and six months ended September 30, 1999 and 1998......    2

    Statements of cash flows, for the six months ended September 30, 1999 and 1998................    3

    Statements of shareholders' equity (deficit) for March 31 and September 30, 1999..............    4

    Summary of significant accounting policies....................................................    5

    Notes to financial statements.................................................................    5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATION............................................................................   16

PART II -- OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS.......................................................................   21


                                    PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                eUNIVERSE, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                         CD UNIVERSE   CD UNIVERSE
                                                         SEPTEMBER 30,    MARCH 31,     MARCH 31,
                                                             1999           1999          1998
                                                             ----           ----          ----

                        ASSETS
Current assets
     Cash and cash equivalents.........................   $ 2,294,045     $  11,335     $ 267,214
     Accounts receivable, net of allowances for
       doubtfull accounts of $34,175 and $0,
       respectively....................................       212,699        92,938        --
     Inventory.........................................        54,199        22,647        23,877
     Due from officers.................................       --            157,569         1,000
     Due from employees................................       156,260        --            --
     Prepaid expenses and other current assets.........       199,532         9,629        43,031
                                                          -----------     ---------     ---------
          Total current assets.........................     2,916,735       294,118       335,122
Furniture and equipment, less accumulated depreciation
  of $170,492, $83,052, and $36,900 respectively.......       488,598       225,718       158,362
Goodwill, net of amortization of $825,380..............    25,500,231        --            --
Other intangibles, net of amortization of $65,118,
  $340, and $170, respectively.........................       697,356           510           680
Other assets...........................................        71,910        --            --
                                                          -----------     ---------     ---------
          Total assets.................................   $29,674,830     $ 520,346     $ 494,164
                                                          -----------     ---------     ---------
                                                          -----------     ---------     ---------

             LIABILITIES AND SHAREHOLDERS'
                   EQUITY (DEFICIT)
Current liabilities
     Accounts payable..................................   $   797,927     $ 828,718     $ 435,015
     Accrued liabilities...............................       186,713       113,604        99,566
     Due to affiliates.................................         2,500        30,000       110,395
     Due to officer....................................       --            105,000        --
     Short-term portion of lease obligations...........         8,585        --            --
                                                          -----------     ---------     ---------
          Total current liabilities....................       995,725     1,077,322       644,976
                                                          -----------     ---------     ---------
Long-term liabilities
     Long-term portion of lease obligations............         2,596        --            --
Commitments and contingencies..........................       --             --            --
Minority interest......................................       --             --            --
Shareholders' equity (deficit)
     Preferred stock, $.10 par value; 40,000,000 shares
       authorized; 1,795,024 and -0- shares issued and
       outstanding, respectively.......................       179,502        --            --
     Common stock, $.001 par value; 250,000,000 shares
       authorized; 16,277,723 issued and outstanding...        16,278         1,000         1,000
     Additional paid-in capital........................    31,914,760        --            --
     Deferred stock compensation cost..................      (154,375)       --            --
     Retained deficit..................................    (3,279,656)     (557,976)     (151,812)
                                                          -----------     ---------     ---------
          Total shareholders' equity...................    28,676,509      (556,976)     (150,812)
                                                          -----------     ---------     ---------
          Total liabilities and shareholders' equity...   $29,674,830     $ 520,346     $ 494,164
                                                          -----------     ---------     ---------
                                                          -----------     ---------     ---------

               See accompanying notes to the financial statements
                                eUNIVERSE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                             -------------------------   -------------------------
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
                                                           CD UNIVERSE                 CD UNIVERSE

Revenue
     Products..............................  $ 1,585,181   $2,181,259    $ 3,549,735   $4,299,444
     Services..............................      259,722       --            330,122       --
                                             -----------   ----------    -----------   ----------
Total revenue..............................    1,844,903    2,181,259      3,879,857    4,299,444
Cost of goods sold
     Products..............................    1,363,260    1,794,498      3,014,449    3,588,676
     Services..............................       13,468       --             22,120       --
Total cost of goods sold...................    1,376,728    1,794,498      3,036,569    3,588,676
Gross profit
     Products..............................      221,921      386,761        535,286      710,768
     Services..............................      246,254       --            308,002       --
                                             -----------   ----------    -----------   ----------
Total gross profit.........................      468,175      386,761        843,288      710,768
Operating expenses
     Marketing and sales...................      585,456      279,956      1,022,182      524,561
     Product development...................      414,864       56,311        495,878      156,814
     General and administrative............      914,565      131,885      1,686,999      181,736
     Amortization of goodwill and other
       intangibles.........................      567,120           42        889,839           84
     Stock-based compensation..............       71,250       --             83,125       --
                                             -----------   ----------    -----------   ----------
Total operating expenses...................    2,553,255      468,194      4,178,023      863,195
                                             -----------   ----------    -----------   ----------
     Operating loss........................   (2,085,080)     (81,433)    (3,334,735)    (152,427)
Nonoperating income (expense)
     Interest and dividend income..........       31,947          201         38,996          310
     Interest expense......................         (355)      --               (355)      --
     Loss allocated to minority interest...       16,438       --             16,438       --
                                             -----------   ----------    -----------   ----------
     Income (loss) before income taxes.....   (2,037,050)     (81,232)    (3,279,656)    (152,117)
Income taxes...............................      --            --            --            --
                                             -----------   ----------    -----------   ----------
     Net income (loss).....................  $(2,037,050)  $  (81,232)   $(3,279,656)  $ (152,117)
                                             -----------   ----------    -----------   ----------
                                             -----------   ----------    -----------   ----------
Basic income (loss) per common share.......  $     (0.13)         N/A    $     (0.22)         N/A
                                             -----------   ----------    -----------   ----------
                                             -----------   ----------    -----------   ----------
Basic weighted average common shares
  outstanding..............................   15,317,723          N/A     14,592,274          N/A
                                             -----------   ----------    -----------   ----------
                                             -----------   ----------    -----------   ----------

               See accompanying notes to the financial statements
                                eUNIVERSE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          1998
                                                                 ----          ----
                                                                            CD UNIVERSE

Operating activities
     Net income (loss)......................................  $(3,279,656)   $(152,117)
     Transactions not requiring cash:
          Depreciation......................................       50,279       23,076
          Amortization......................................      890,199           84
          Bad debt reserve..................................       15,000
          Common stock issued to employees..................       83,125
          Common stock issued to outside consultants........       10,000       --
          Non-cash interest income..........................       (3,060)
          Loss allocated to minority interest...............      (16,438)
     Changes in current assets..............................     (446,943)       7,871
     Changes in other assets................................      (60,685)
     Changes in current liabilities.........................      (32,728)     (65,152)
                                                              -----------    ---------
               Net cash (used in) operating activities......   (2,790,907)    (186,238)
                                                              -----------    ---------
Investing activities
     Acquisitions...........................................   (1,915,000)      --
     Proceeds through acquisitions..........................      136,419       --
     Proceeds through reverse acquisition...................      858,477
     Purchases of fixed assets..............................     (184,572)     (18,445)
     Repayment of advances from officers....................     (105,000)      --
     Advance to officers....................................      --            (7,300)
     Receipt of advances to officers........................      157,769       --
     Advances made to Employees.............................     (153,200)      --
                                                              -----------    ---------
               Net cash provided by investing activities....   (1,205,107)     (25,745)
                                                              -----------    ---------
Financing activities
     Proceeds from issuance of preferred stock..............    5,875,204       --
     Proceeds from issuance of common stock.................      505,000       --
     Payment to repurchase common stock.....................      (20,000)      --
     Financing costs........................................       (6,672)      --
     Repayment of loan from affiliates......................      (74,808)      --
                                                              -----------    ---------
               Net cash provided by financing activities....    6,278,724       --
                                                              -----------    ---------
Change in cash and cash equivalents.........................    2,282,710     (211,983)
Cash and cash equivalents, beginning of period..............       11,335      267,214
                                                              -----------    ---------
Cash and cash equivalents at end of period..................  $ 2,294,045    $  55,231
                                                              -----------    ---------
                                                              -----------    ---------

               See accompanying notes to the financial statements
                                eUNIVERSE, INC.
                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                   PREFERRED STOCK           COMMON STOCK        ADDITIONAL     DEFERRED
                                ---------------------   ----------------------     PAID-IN       STOCK        RETAINED
                                 SHARES     PAR VALUE     SHARES     PAR VALUE     CAPITAL    COMPENSATION     DEFICIT      TOTAL
                                 ------     ---------     ------     ---------     -------   ------------     -------      -----
Share issued to acquire option
  to purchase CD Universe.....     --       $  --        8,061,000    $ 8,061    $   247,039                      --      $255,100
Shares issued for merger
  related services............     --          --        1,539,000      1,539         47,145                      --        48,684
Shares issued pursuant to
  Rule 506 of Regulation D....     --          --          250,000        250        249,750                               250,000
Shares issued pursuant to
  employment agreement........     --          --          200,000        200          6,036                      --         6,236
                                ---------   --------    ----------    -------    -----------    ---------     ---------  ---------
        Balance, March 31,
          1999................     --          --       10,050,000     10,050        549,970                      --       560,020
Sale of Preferred Stock.......  1,795,024    179,502                               6,282,584                             6,462,086
Cost of offerings and
  issuance....................     --          --                                 (1,950,110)                           (1,950,110)
Shares issued in acquisition
  of eUniverse.com website....     --          --           15,000         15         59,985                                60,000
Shares issued in acquisition
  of CD Universe, Inc. .......     --          --        2,425,000      2,425      7,272,575                             7,275,000
Shares issued for services....     --          --          339,000        339        169,161                               169,500
Shares retained by former MCA
  Shareholders................     --          --        1,200,993      1,201        857,276                               858,477
Shares issued in acquisition
  of Mega DVD.................     --          --            4,605          5         52,495                                52,500
Shares issued in acquisition
  of Case's Ladder, Inc. .....     --          --          700,000        700      6,999,300                             7,000,000
Stock options issued in
  connection with acquisition
  of Case's Ladder, Inc. .....     --          --           --          --           350,000                               350,000
Stock options issued in
  connection with services
  performed...................     --          --           --          --             1,000                                 1,000
Fair Value of the warrants
  issued......................     --          --           --          --         1,214,567                             1,214,567
Shares issued in acquisition
  of Gamer's Alliance,
  Inc. .......................     --          --           78,125         78        999,922                             1,000,000
Shares issued to employees of
  CD Universe as compensation
  expense.....................     --          --           25,000         25        237,475     (237,500)                       0
Amortization of deferred stock
  compensation................     --          --           --          --           --            83,125                   83,125
Shares issued in acquisition
  of The Big Network, Inc. ...                           1,440,000      1,440      8,818,560                             8,820,000
Net income for the six months
  ended September 30, 1999....     --          --           --          --           --                     (3,279,656) (3,279,656)
                                ---------   --------    ----------    -------    -----------    ---------   ----------- ----------
        Balance, September 30,
          1999................  1,795,024   $179,502    16,277,723    $16,278    $31,914,760    $(154,375) $(3,279,656) $28,676,509
                                ---------   --------    ----------    -------    -----------    ---------   ----------- -----------
                                ---------   --------    ----------    -------    -----------    ---------   ----------- -----------


                                eUNIVERSE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

(1) ORGANIZATION AND LINE OF BUSINESS

     eUniverse, Inc. ('the Company') is a Nevada Corporation engaged in developing and operating a network of web sites providing entertainment-oriented products and services. At present the Company is engaged in sales of audio CDs, videotapes, and digital videodisks ('DVDs') over the Internet, and providing online computer gaming. The financial statements being presented include the accounts of eUniverse, Inc. and its wholly owned subsidiaries. These subsidiaries are Entertainment Universe, Inc. acquired on April 14, 1999,
CD Universe, Inc. acquired on April 14, 1999, Cases Ladder, Inc. acquired
May 31, 1999, Gamer's Alliance, Inc. acquired June 30, 1999, and The Big Network, Inc. acquired as of August 31, 1999. All significant inter company transactions and balances have been eliminated.

(2) BUSINESS DEVELOPMENTS

     The Company was founded in February 1999 and incorporated as Entertainment Universe, Inc. ('EUI'). EUI was formed as a holding company to acquire various operating companies. On April 14, 1999, EUI acquired Motorcycle Centers of America, Inc. ('MCA'), a publicly traded company through a reverse acquisition. In connection with that acquisition, EUI shareholders exchanged all of EUI's common stock for 12,829,000 shares of MCA's $.001 par value restricted common stock. EUI shareholders also exchanged all of their preferred shares for 1,795,024 shares of MCA's Series A 6% Convertible Preferred Stock. As a result, EUI (the accounting acquirer) became a wholly owned subsidiary of MCA (the legal acquirer). The former shareholders of EUI own approximately 91.6 percent of MCA. Subsequent to this, MCA changed its name to eUniverse, Inc.

(3) ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL STATEMENTS

     The interim consolidated financial statements as of September 30, 1999 have been prepared by eUniverse pursuant to the rules and regulations of the Securities and Exchange Commission. These statements are unaudited and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheet, consolidated operating results, and consolidated cash flows for the interim periods. These adjustments, consisting of normal recurring adjustments and accruals, are made on a basis consistent with the annual audited financial statements and generally accepted accounting principles. The results of operation for the six months ended September 30, 1999 are not necessarily indicative of the results for any other period.

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

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. The Company also maintains a partner program whereby partners provide links on their web-sites that bring customers to the CD Universe web-site. Revenue generated from these linked sites is recognized upon shipment of the products. The partner receives a commission of 5% to 15% of sales of the Company's products that originate from the site, recognized as a selling expense concurrent with the sale. Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given. Barter revenue and the related
                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

advertising is recorded based on impressions delivered and received with the difference recorded as an advance or prepaid. During the periods presented there were no barter transactions. Additionally, the Company derives revenue from the sale of advertisements. Advertising, membership and sponsorship revenues are recognized as earned. Returns are provided for based on reasonable estimates of future returns.

ROYALTY PAYMENTS

     The Company has agreements to share revenue with individuals independent of the Company. The Company is required to pay royalties for the use of computer games based on a percentage of advertising revenue generated from the Company's usage of the games on its web-sites. As the Company generates advertising revenue, a corresponding liability is accrued as a royalty expense, which is recorded as a cost of revenue (see note 11).

COMPARATIVE PERIODS

     Since EUI, the accounting acquirer, has no operating history, financial statements are presented using CD Universe's historical data, as EUI's predecessor.

CONCENTRATION OF CREDIT RISK

     The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

INVENTORY

     Inventory consists of compact discs, videos and packaging materials. Inventory is valued at the lower of cost or market using the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred.

     Estimated useful lives are as follows:

Leasehold improvements......................................   3 years
Computer equipment..........................................   5 years
Telephone equipment.........................................   5 years
Furniture, fixtures and other...............................  10 years

INTANGIBLE ASSETS

     Intangible assets consist of goodwill, customer lists, and domain names. Excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 10 years. Customer lists and domain names are being amortized on a straight-line basis over a period of 3 and 10 years, respectively. The carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. Negative operating results, negative cash flows from operations,
                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

among other factors, could be indicative of the impairment of intangible assets. If this review indicates that intangible assets will not be recoverable, the Company's carrying value of intangible assets would be reduced.

ORGANIZATION COSTS

     In accordance with American Institutes of Certified Public Accountants' Statement of Position 98-5 'Reporting on the Costs of Start-Up Activities', the Company expenses, as incurred, costs related to organizational and start-up activities.

INCOME TAXES

     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes.' As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

STOCK-BASED COMPENSATION

     The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ('APB') No. 25, 'Accounting for Stock Issued to Employees' and related interpretations.

ADVERTISING COSTS

     Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received.

EARNINGS PER SHARE

     The computation of basic earnings per share ('EPS') is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect.

(4) BUSINESS COMBINATIONS AND INVESTMENTS

     During the six months ended September 30th 1999, the Company completed the following acquisitions: CD Universe, Inc., Cases Ladder, Inc., Gamers Alliance, Inc. and The Big Network, Inc. All four acquisitions were recorded using the purchase method of accounting under the provisions of APB Opinion No. 16.

     On April 14, 1999, the Company completed its acquisition of CD Universe, Inc., a company engaged primarily in selling compact audio disks, video disks, and video tapes to retail purchasers over the internet. According to the terms of this acquisition, the Company acquired all of the capital stock of CD Universe, Inc. for a total consideration of $1,915,000 in cash plus 2,425,000 shares of common stock of the company valued at $3.00 per share (fair value on acquisition date). This was an arm's length transaction between independent and unrelated parties. The Company also incurred direct costs related to the acquisition totaling $60,215, which has been added to the acquisitioin price.

     On May 31, 1999, the Company completed its Acquisition of Cases Ladder, Inc., a company primarily engaged in providing online computer gaming with competitive rankings, tournaments and leagues among its more than 1.1 million registered members. The purchase price of this acquisition was 700,000 shares of the Company's common stock, valued at $10.00 per share (market price on acquisition date), issued in exchange for all the issued and outstanding shares of Cases Ladder, Inc. This was an arm's length transaction between independent and unrelated parties. The Company also incurred direct costs related to the acquisition totaling $351,050, which have been added to the acquisition price. Of this amount, $350,000 is attributable to 400,000 options issued (subsequently repriced) for services rendered, based on the fair value of the services performed. The options vest quarterly over three years and had an exercise price of $9.50 per share. These options were cancelled on September 15, 1999 and options were reissued for 340,000 shares at exercise price of $6.00 per share. These options vest as follows, 113,333 vest on September 16, 2000 and 28,333 vest each 3 months thereafter.

     On June 30, 1999, the Company completed its purchase of Gamers'. Alliance, Inc. Gamers' Alliance operates and maintains one of the largest networks of computer gaming related sites on the Internet with more than 50 gaming related wed sites. The purchase price of this acquisition was 78,125 shares of the Company's common stock, valued at $12.80 per share (market price on acquisition date), issued in exchange for all the issued and outstanding shares of Gamers' Alliance, Inc. Pursuant to the term of the agreement, the purchase price may increase to 175,781 shares of common stock based on achievement of earnings performance targets through June 30, 2000. The Company also incurred direct costs related to the acquisition totaling $26,887, which have been added to the acquisition price.

     Effective as of August 31, 1999, the Company completed its acquisition of 80 percent of the outstanding capital stock of The Big Network, Inc. (83.5% of the common and 70.7% of the preferred), a company providing a suite of classic board and card games, such as spades, checkers, chess, and backgammon, allowing simultaneous play by its members. The Big Network has also developed LivePlace, a Java applet that provides users with an overview of activities around the site, allows them to follow public conversation, send private messages to other users, and co-navigate the web. The purchase price of this acquisition was 1,440,000 shares of the Company's common stock, valued at $6.125 per share (the market price on the acquisition date), issued in exchange for 80 percent of the issued and outstanding shares of The Big Network, Inc. This was an arm's length transaction between independent and unrelated parties. The Company also incurred direct costs related to the acquisition totaling $87,124, which have been added to the acquisition price.

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

     The Company expects to complete its acquisition of the remaining 20 percent of capital stock of The Big Network, Inc. by issuing an additional 360,000 shares of its common stock valued at $6.125 (market price at the original acquisition date).

     The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

                                            CD         CASES       GAMER'S      THE BIG
                                         UNIVERSE      LADDER      ALLIANCE     NETWORK
                                         --------      ------      --------     -------
Cash..................................  $   11,335   $   20,286   $    5,503   $   99,204
Accounts receivable...................      92,938       59,218       52,664       17,000
Inventory.............................      22,647       --           --           --
Fixed assets..........................     225,718       33,916       20,240       71,685
Receivable, related party.............     157,569       --           --           --
Customer list.........................     250,000      100,000       --           --
Domain names..........................     100,000       75,000       90,000       24,000
Other assets..........................      10,139       10,254       --           13,075
Accounts payable......................    (942,321)     (75,379)     (35,284)     (82,403)
Other liabilities.....................     (30,000)      --          (29,528)     (36,373)
Notes payable, officers...............    (105,000)      --           --           --
Minority interest.....................      --           --           --          (16,438)
Goodwill..............................   9,457,190    7,127,755      923,292    8,817,374
                                        ----------   ----------   ----------   ----------
                                        $9,250,215   $7,351,050   $1,026,887   $8,907,124
                                        ----------   ----------   ----------   ----------
                                        ----------   ----------   ----------   ----------

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

PRO FORMA INFORMATION

     Pro forma information as if the acquisitions had occurred at the beginning of the periods presented is as follows:

                                                             PRO FORMA
                                                         SIX MONTHS ENDING
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        1999          1998
                                                        ----          ----
Revenue............................................  $ 4,089,151   $ 4,451,491
Net loss...........................................    4,225,739    (1,891,106)
Loss per share.....................................         (.26)         (.12)

5 OTHER NON-CASH FINANCIAL ACTIVITIES

Stock issued in connection with acquisitions:
     Acquisition of The Big Network.........................  $8,820,000
     Acquisition of CD Universe.............................   7,275,000
     Acquisition Cases Ladder...............................   7,000,000
     Stock options issued in connection with the acquisition
      of Cases Ladder shares................................     350,000
     Acquisition Gamer's Alliance...........................   1,000,000
     Acquisition of eUniverse.com website(1)................      60,000
     Acquisition of MegaDVD(1)..............................      52,500
Stock options issued in connection with services
  performed.................................................       1,000
Stock issued in connection with the preferred stock
  offering, 319,000 shares(2)...............................     159,500
Stock issued in connection with services performed, 20,000
  shares(2).................................................      10,000
Stock issued to employees of CD Universe 25,000 shares......     237,500

                                                        (footnotes on next page)
                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

(footnotes from previous page)

(1) The purchase of eUniverse.com website was accomplished through issuance of 15,000 shares of common stock priced at $4.00 per share for a total of $60,000 (fair value of the site at the date of purchase). Acquisition of megaDVD website was accomplished through issuance of 4,605 shares of common stock priced at $11.40 per share (market price of the stock on issue date).

(2) Issuance of 339,000 share of common stock valued at $.50 per share (fair value of the services performed) for various consulting services such as financial and legal services performed during March and April of 1999 in relation to the Company's stock offering completed in April 1999, and public relations services performed subsequent to the reorganization in April 1999.

     Additionally, 25,000 shares of common stock were issued to key employees of CD Universe, Inc. for their involvement in the Company's activities. These shares were issued on June 15, 1999 and were valued at $9.50 per share (market price on issue date) and will vest on April 14, 2000. The compensation expense is being amortized over this period.

     Moreover, warrants were issued to purchase a total of 671,865 shares of common stock of the company as part compensation to its exclusive placement agent, Gerard Klauer Mattison & Co., Inc. ('GKM'). 400,000 of these warrants have the exercise price of $2.74 per share and became exercisable on April 14, 1999 and expire on April 14, 2004. The remaining 271,865 have an exercise price of $2.75 per share will become exercisable on April 14, 2000 and expire on April 14, 2004. These warrants have been recorded in the financial statement valued at $1,214,567. The Black-Scholes option-pricing model with a risk free interest rate of 4.5%, an annualized volatility of 81%, no expected dividend yield, and an exercise term of five years was used to estimate the fair value of the warrants issued.

(6) DUE FROM EMPLOYEES

     Due from employees consists of three 6% interest-bearing notes in the amounts of $85,000, $25,000, and $40,000 due from two former vice presidents of Cases Ladder, Inc. and former principal of Green Willow (MegaDVD). All three individuals are currently employees of eUniverse, Inc.

(7) FIXED ASSETS

     Fixed assets, at cost, consist of the following

                                                        SEPTEMBER 30, 1999   MARCH 31, 1999
                                                        ------------------   --------------
Furniture and fixture.................................       $ 39,062           $ 29,069
Computers and equipment...............................        530,798            238,622
Purchased Software....................................         49,230              1,079
Leasehold Improvements................................         40,000             40,000
                                                             --------           --------
                                                              659,090            308,770
Less accumulated depreciation and amortization........        170,492             83,052
     Fixed assets, Net................................       $488,598           $225,718
                                                             --------           --------
                                                             --------           --------

     Depreciation expense for the reporting period were as follows:

                                                    THREE MONTHS
                                                        ENDED         SIX MONTHS ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                  -----------------   -----------------
                                                   1999      1998      1999      1998
                                                   ----      ----      ----      ----
Depreciation expense............................  $30,925   $11,538   $50,279   $23,076

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

(8) OTHER INTANGIBLES

     Other Intangibles primarily consists of purchase price of web sites acquired:

                                                        SEPTEMBER 30, 1999   MARCH 31, 1999
                                                        ------------------   --------------
Domain Name -- eUniverse.Com..........................       $ 60,000           --$
Domain Names -- CD Universe, Inc......................        100,000
Domain Names -- Cases Ladder, Inc. ...................         75,000
Domain Names -- Gamer's Alliance, Inc. ...............         90,000
Domain Names -- The Big Network, Inc. ................         24,000
MegaDVD.com...........................................         52,500
Customer list -- CD Universe, Inc. ...................        250,000
Customer list -- Cases Ladder, Inc. ..................        100,000
Other.................................................         10,974              850
                                                             --------             ----
                                                              762,474              850
Less accumulated amortization.........................         65,118              340
Other Intangible, Net.................................       $697,356             $510
                                                             --------             ----
                                                             --------             ----

     The above Web sites and customer lists are valued at their fair value based on management judgment and are being amortized on a straight-line basis over the period of ten years and three years, respectively. Amortization expense for goodwill and intangible assets for the reporting period ending September 30, 1999 was $889,839.

(9) INCOME TAXES

     The components of the provision for income taxes for the six months period ended September 30, 1999 and 1998 are as follows:

                                                            1999       1998
                                                            ----       ----
Current tax expense
     U.S. Federal.......................................  $  --      $  --
     State and local....................................     --         --
                                                          --------   --------
Total current...........................................     --         --
                                                          --------   --------
Deferred tax expense
     U.S. Federal.......................................     --         --
     State and local....................................     --         --
                                                          --------   --------
Total deferred..........................................     --         --
                                                          --------   --------
Total tax provision from continuing operations..........  $  --      $  --
                                                          --------   --------
                                                          --------   --------

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                              1999     1998
                                                              ----     ----
Federal income tax rate.....................................  34.0%    34.0%
Deferred tax charge (credit)................................   --       --
                                                              ----     ----
Effect on valuation allowance...............................  34.0%    34.0%
State income tax, net of Federal benefit....................   --       --
                                                              ----     ----
Effective income tax rate...................................   0.0%     0.0%
                                                              ----     ----
                                                              ----     ----

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

(10) MAJOR VENDOR

     The Company purchased approximately 90% of its merchandise from one vendor. At September 30, 1999, the balance due to that vendor was approximately $338,000, which was paid in October 1999. The Company believes that the loss of this vendor mayhave a material adverse effect on the Company.

(11) COMMITMENTS AND CONTINGENCIES

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

     The Company leases office space under non-cancelable operating lease agreements that expire within the next three years. Future lease payments under these non cancelable operating lease are as follows:

MARCH 31,
---------
2000......................................................  $ 91,500
2001......................................................   183,900
2002......................................................   175,050
2003......................................................    16,950

     On September 23, 1999, a former employee of The Big Network, Inc. ('TBN'), filed suit in the Superior Court of California against The Big Network, Inc., the Company and various unnamed individuals seeking an unspecified amount of compensatory and punitive damages based on (i) alleged breach of employment agreement with TBN, (ii) alleged breach of an oral agreement among various principals of TBN prior to its merger with the Company relating to salary and stock options and (iii) alleged breach of an implied covenant of good faith and fair dealing and fraud in connection with salary, stock options and proposed terms of employment with the Company following the merger with TBN. The Company believes the allegations in the complaint are without merit and will defend the suit vigorously. In the event that there is any liability in connection with this lawsuit, the Company has a right of indemnification from the former shareholders of TBN.

     On December 9, 1999, The Isosceles Fund Limited, a Bahamian corporation ('Isosceles'), filed suit in the Superior Court of California against the Company, Brad Greenspan, Gerard Klauer Mattison & Co., Inc. ('GKM') and ten unnamed individuals seeking damages based on (i) breach of an alleged subscription agreement between Isosceles and the Company to purchase common stock of eUniverse, (ii) breach of an implied covenant of good faith and fair dealing in connection with the alleged subscription agreement, and (iii) intentional interference with the alleged subscription agreement by GKM and ten unnamed individuals. With respect to each count of the cause of action, Isosceles has claimed damages of $1,750,000. Isosceles has also requested that the court award exemplary and punitive damages, interest, costs of suit and such other relief as the court may deem fair, just, equitable and proper. The Company believes the allegations in the complaint are without merit and will defend the suit vigorously.

(12) EQUITY COMPENSATION PLAN

     On June 15, 1999, the Company issued 25,000 shares of common stock as compensation to key employees of CD Universe, Inc. for their involvement in the Company activities. These shares were issued on June 15, 1999 and were valued at $9.50 per share (market price on issue date) and will vest on April 14, 2000. The compensation expense is being amortized over this period.

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

     The following table presents the amount of stock-based compensation that would have been recorded under the following income statement categories if the stock-based compensation had not been separately stated in the financial statements.

                                                    THREE MONTHS         SIX MONTHS
                                                        ENDED               ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                  -----------------   -----------------
                                                   1999      1998      1999      1998
                                                   ----      ----      ----      ----
Marketing and Sales.............................  $32,204   $ --      $37,606   $ --
Product Development.............................   37,306     --       43,524     --
General and Administrative......................    1,740     --        1,995     --
                                                  -------   -------   -------   -------
     Total stock based compensation.............  $71,250   $ --      $83,125   $ --
                                                  -------   -------   -------   -------
                                                  -------   -------   -------   -------

     Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 5,000,000 shares of common stock have been reserved for issuance under the Plan. For the six months ended September 30, 1999 the plan's activities were as follows:

STOCK OPTIONS:

                                                                                             WEIGHTED
                                                           NUMBER OF          EXERCISE       AVERAGE
                                                             SHARES             PRICE         PRICE
                                                             ------             -----         -----
Outstanding at 3-31-1999..............................       --                  --            --
Granted...............................................      4,064,750       $3.00 - 11.00     $7.13
Cancelled.............................................     (1,932,000        9.50 - 11.40      9.67
Reissued..............................................      1,642,200           6.00           6.00
Exercised.............................................       --
Forfeited.............................................       --
                                                           ----------      ---------------    -----
Outstanding at 9-30-1999..............................      3,774,950       $3.00 -  9.50     $5.32
                                                           ----------      ---------------    -----
Options exercisable at 9-30-1999......................         91,667          $3.00         $3.00
                                                           ----------      ---------------    -----

     Weighted average of remaining life of the options is 35 months.

     On September 15, 1999, the Company cancelled 1,932,000 options, which had been granted to employees on June 15, 1999 with a weighted average exercise price of $9.67 and reissued 1,642,200 (85 percent) options with a weighted average exercise price of $6.00 to the same employees. In addition to the stock options granted to the employees, the Company has granted 340,000 options with exercise price of $6.00 to an outside consultant for the services performed related to the acquisition of Cases Ladder, Inc. These options were priced at the market value of the services performed and have been included as part of the acquisition cost. Moreover, 10,000 options with an exercise price of $13.00 were granted to a firm for investor relation services. These options were recorded based on the fair value of services performed.

     The Company uses intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees and non-employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted. Since the company has granted all its stock options at an exercise price equal to or above the quoted market value on the measurement date, no compensation expense related to issuance of stock option has been recorded.

     Equity instruments issued to non-employees are recorded pursuant to SFAS 123 based on the fair value of the services performed or the fair value of the equity instruments issued, whichever is more reliably measurable.

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

     Had the Company chosen the fair value method of accounting for transactions involving stock option issuance (SFAS No. 123), the Company would have recorded an additional $340,084 in compensation cost for the six months ended
September 30, 1999 as presented by the pro forma statement below:

                                                                SIX MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                                   1999
                                                                   ----
Net loss as reported........................................   $(3,279,656)
                                                               -----------
Pro forma net loss..........................................   $(3,619,740)
                                                               -----------
Net loss per common share...................................   $     (0.22)
                                                               -----------
Pro forma loss per share....................................   $     (0.25)
                                                               -----------

     The Black-Scholes option-pricing model with a risk free interest rate ranging from 4.5% to 5.86%, a weighted average volatility of 79%, zero dividend yield and an expected life of three years for the options was used.

WARRANTS:

                                                                NUMBER
                                                              OF SHARES    EXERCISE PRICE
                                                              ---------    --------------
Outstanding at 3-31-1999....................................     --              --
Granted.....................................................   671,865     $  2.75 - 2.75
Exercised...................................................     --
Forfeited...................................................     --
                                                               -------     --------------
Outstanding at 9-30-1999....................................   671,865     $  2.75 - 2.75
                                                               -------     --------------
Options exercisable at 9-30-1999............................   400,000         $2.75
                                                               -------     --------------

     The Warrants were issued as part of compensation to Gerard Klauer Mattison & Co., Inc., the Company's exclusive placement agents. 400,000 of these warrants have the exercise price of $2.74 per share and became exercisable on April 14, 1999 and expire on April 14, 2004. The remaining 271,865 have an exercise price of $2.75 per share will become exercisable on April 14, 2000 and expire on April 14, 2004. These warrants have been recorded in the financial statement valued at $1,214,567. The Black-Scholes option-pricing model with a risk free interest rate of 4.5%, an annualized volatility of 81%, no expected dividend yield, and an exercise term of five years was used to estimate the fair value of the warrants issued.

(13) PREFERRED STOCK

     On April 14, 1999 EUI sold 1,795,024 shares of its Series A 6% Convertible Preferred Stock in a private offering pursuant to Regulation D of the Securities Act of 1933 for the aggregate price of $6,462,086. Holders of the company's have the right to convert such stocks into shares of the Company's common stock at any time after October 15, 1999 at a one-to-one ratio unless market price of the company's common stock is below $3.60, in which case, the conversion ratio would be adjusted accordingly.

     The shares of preferred stock have a liquidation preference of $3.60 per share, which increases at a rate of 6% per annum. Each share of preferred stock may be converted to common stock at an initial rate of one share of common stock for each $3.60 of liquidation preference. If the common stock's market price at the time of conversion is less than $3.60 per share, the conversion rate is determined by reference to such lower price. Because of the variable conversion rate and the 6% accretion factor, each
                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

share of preferred stock may be converted into greater than one share of common stock. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, or other similar event.

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

(14) INTERIM SEGMENTED DISCLOSURES

     The following table represents segmented reporting for the reporting period ending September 30, 1999. There were no identifiable reportable segments during the similar period last year.

                                                          PRODUCT   SERVICES   CORPORATE    TOTAL
                                                          -------   --------   ---------    -----
                                                                          (000'S)
Revenue.................................................  $ 3,550   $   330     $ --       $ 3,880
Operating loss..........................................   (1,491)     (716)     (1,128)    (3,335)
Interest income.........................................                             39         39
Minority interest.......................................                 16                     16
Pre tax loss............................................   (1,491)     (700)     (1,089)    (3,280)
Net loss................................................   (1,491)     (700)     (1,089)    (3,280)
Assets..................................................    9,878    17,184       2,612     29,674
Depreciation and amortization...........................      559       380           2        941
Fixed assets additions..................................      162        11          12        185

     Significant reconciling items in the corporate columns are as follows:

Operating loss:     Professional fees $323; Compensation $335; Consulting $129; Investor relations $198.
Assets:             Cash $2,105; Loans $156; Prepaid Expense $172.

     Management has chosen to organize the enterprise around differences in products and services. Products include audio CDs, videotapes, and digital videodisks. Services include advertising, membership and sponsorship revenue. All revenues recorded are from external customers.

(15) SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for both the current quarter and six months reflect the consolidated operations of eUniverse, including CD Universe, the predecessor company, Case's Ladder (from June 1), Gamer's Alliance (from July 1) and Big Network (from September 1) along with results for the corporation established in connection with the acquisitions of MCA and those identified above. Results for the comparable periods in 1998 include only those of CD Universe. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS -- QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1999 VS.
1998

NET SALES

     Net product sales include the selling price of music, video, games and other products sold by the Company, net of returns, as well as outbound shipping and handling charges. Net service sales include membership, sponsorship and advertising revenues.

                                        QUARTER ENDED               SIX-MONTHS ENDED
                                        SEPTEMBER 30,                SEPTEMBER 30,
                                  --------------------------   --------------------------
                                   1999     1998    % CHANGE    1999     1998    % CHANGE
                                   ----     ----    --------    ----     ----    --------
                                  (IN THOUSANDS)               (IN THOUSANDS)
Net sales
     Products...................  $1,585   $2,181      (37%)   $3,550   $4,299      (17%)
     Services...................  $  260   $ --        100%    $  330   $ --        100%

     For the quarter ended September 30, 1999, product revenues declined as a result of increased competition in the online music retailing markets and the continued effect of a shutdown in one of the company's larger partners whose customers had previously contributed approximately 5% of net sales. The shutdowns at the company's partner have been resolved and CD Universe relationships with this partner are stabilized. No further negative impact is foreseen for either sales or results of operations due to this issue. Additionally, the Company experienced higher than average downtime in its CD Universe website availability along with other technical difficulties that made it more difficult for customers to place orders on that site. We have contracted with outside consultants and substantially changed site stability as well as enhancing customers' ability to order online. We are continuing to make further improvements in both of these areas. The decrease was partially offset by an increase in advertising revenues, which had a positive effect on gross margins. For the six months ended September 30, 1999, the 17% decline in product revenue was the result of the current quarter performance and the earlier impact of a shutdown in one of the Company's larger partners that reduced first quarter sales by 4%. Net sales attributable to acquisitions include all sales of services. Advertising and membership revenues from our acquisitions amounted to $260 thousand during the quarter and $330 thousand for the six months, compared to no revenues for the prior year. We expect that advertising revenues will continue to grow as a result of our emphasis in this area as well as realizing the full period effect of the acquisitions to date.

GROSS PROFIT

     Gross profit is calculated as net sales less the cost of sales, which consists of the cost of merchandise sold to customers and inbound and outbound shipping costs.

                                      SIX MONTHS ENDED               SIX MONTHS ENDED
                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                ----------------------------   ----------------------------
                                1999      1998      % CHANGE   1999      1998      % CHANGE
                                ----      ----      --------   ----      ----      --------
                                (IN THOUSANDS)                 (IN THOUSANDS)
Gross Profit
     Products.................  $222      $387        (43%)    $535      $711        (25%)
     Percentage of sales......  14.0%     17.7%                15.1%     16.5%

     Services.................  $246      $--         100%     $308      $--         100%
     Percentage of sales......  94.6%      -- %                93.3%      -- %

     For the quarter ended September 30, 1999, combined gross profit increased as a percentage of net sales to 25% from 18% and in absolute dollars to $468 thousand from $387 thousand over the same periods in 1998, reflecting a change in the mix of revenues to include advertising and membership revenues as noted above. Gross margins on product sales declined during the current quarter and year-to-date as a result of increased promotional discounts provided to customers. Gross margin percentages on advertising revenues of over 90% are substantially higher than those of the product revenues of 14-17%. The Company over time intends to expand its product sales operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. Furthermore, the competitive and promotional factors sited above are expected to have a continuing impact. However, the Company over time will continue to focus on increasing advertising revenue particularly for Case's Ladder, Gamer's Alliance and Big Network and thus improve margins.

MARKETING AND SALES

     Marketing and sales expenses consist primarily of fulfillment costs, advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. Fulfillment costs include the cost of operating and staffing the distribution and customer service center.

                                      QUARTER ENDED                 SIX-MONTHS ENDED
                                      SEPTEMBER 30,                  SEPTEMBER 30,
                               ----------------------------   ----------------------------
                               1999      1998      % CHANGE    1999      1998     % CHANGE
                               ----      ----      --------    ----      ----     --------
                               (IN THOUSANDS)                 (IN THOUSANDS)
Marketing and Sales..........  $585      $280        109%     $1,022     $525        95%
Percentage of sales..........  31.7%     12.8%                  26.3%    12.2%

     Marketing and sales expenses increased during the quarter ended September 30, 1999 due to factors principally related to the acquisitions during the current year. For the three months, costs in the acquired companies accounted for $240 thousand of the $305 thousand increase. Payroll increases were $125 thousand and advertising and promotion $107 thousand. Comparatively, costs in the product segment increased by $25 thousand in payroll and $40 thousand in processing and fulfillment related costs. For the six months, costs in the acquired units accounted for $325 thousand of the $497 thousand increase. Payroll was $150 thousand and advertising and promotion $145 thousand. In e-commerce there were increases of $65 thousand for payroll and $70 thousand in fees. Other increases of $67 thousand consisted of minor increases in several marketing and sales categories. The Company intends to continue its branding and marketing campaigns. Increases in sales will drive increases in fulfillment costs. As a result, the Company continues to expect marketing and sales expenses to increase significantly in absolute dollars.

PRODUCT DEVELOPMENT

     Product development expenses consist of payroll and related expenses for developing and maintaining the Company's web sites and supporting technology.

                                       QUARTER ENDED                 SIX-MONTHS ENDED
                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                ----------------------------   ----------------------------
                                1999      1998      % CHANGE   1999      1998      % CHANGE
                                ----      ----      --------   ----      ----      --------
                                (IN THOUSANDS)                 (IN THOUSANDS)
Product Development...........  $415      $ 56        641%     $496      $157        216%
Percentage of sales...........  22.5%      2.6%                12.8%      3.6%

     Product development costs increased as a result of increased payroll and related expense due to inclusion of the results for Case's Ladder, Gamer's Alliance and Big Network. The $359 thousand increase for the quarter came from $50 thousand in payroll related costs related to the product segment and the remainder from increases related to the acquisitions and corporate site development and integration. Additional payroll in acquisitions added $150 thousand, internet fees $47 thousand and $90 thousand in outside services and consultants. For the six months cost increase factors were the same as for the quarter except outside consulting variance which was reduced to $130 thousand. The company intends to create a tighter structure amongst its sites and design new sites that will drive increased expenses.

GENERAL AND ADMINISTRATIVE

     General and administrative ('G&A') expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses.

                                      QUARTER ENDED                 SIX-MONTHS ENDED
                                      SEPTEMBER 30,                  SEPTEMBER 30,
                               ----------------------------   ----------------------------
                               1999      1998      % CHANGE    1999      1998     % CHANGE
                               ----      ----      --------    ----      ----     --------
                               (IN THOUSANDS)                 (IN THOUSANDS)
General and administrative...  $915      $132        593%     $1,687     $182       827%
Percentage of sales..........  49.6%      6.1%                  43.5%     4.2%

     Increases in G&A costs are primarily attributable to increased infrastructure costs associated with the Company's expansion efforts. These include payroll $220 thousand, accounting and legal services $213 thousand and professional consulting services $218 thousand and other increases of $132 thousand consisted of office supplies and support expense categories. Similarly for the six months increases included $475 thousand in payroll, $392 thousand in accounting and legal and $492 thousand in professional services and other increases of $146 thousand consisted of office supplies and support expense categories. The company expects G&A costs to continue to increase commensurate with its expansion plans.

AMORTIZATION OF INTANGIBLES

                                                                                           SIX-MONTHS
                                                        QUARTER ENDED                         ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                               -------------------------------   -------------------------------
                                                    1999             1998             1999             1998
                                                    ----             ----             ----             ----
                                                       (IN THOUSANDS)                    (IN THOUSANDS)
Amortization of intangibles..................       $567        $     --              $890        $     --

     The current period charges reflect the acquisitions of CD Universe, Case's Ladder, Gamer's Alliance and Big Network, while the results for 1998 reflect a nominal amount related to CD Universe startup costs. The Company expects M&A Costs to increase in the third quarter of 1999 and beyond, because the Company will record a full quarter of amortization expense relating to the acquisitions of Big Network amounting to $220 thousand. It is likely that the Company will continue to expand its business through acquisitions and investments, which would cause Amortization Costs to increase.

STOCK-BASED COMPENSATION

     Stock-based compensation is comprised of the portion of acquisition related consideration conditioned on the continued tenure of key employees, which must be classified as compensation expense under generally accepted accounting principles.

                                                                                           SIX-MONTHS
                                                        QUARTER ENDED                         ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                               -------------------------------   -------------------------------
                                                    1999             1998             1999             1998
                                                    ----             ----             ----             ----
                                                       (IN THOUSANDS)                    (IN THOUSANDS)
Stock-based Compensation.....................       $ 71        $     --              $ 83        $     --

     The expenses for the quarter and six months are attributable to the 1999 Stock Awards Plan under which 25,000 shares of restricted common stock were issued to CD Universe employees that are being amortized over the vesting period that ends April 14, 2000.

NON-OPERATING INCOME AND (EXPENSE)

                                                                                           SIX-MONTHS
                                                        QUARTER ENDED                         ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                               -------------------------------   -------------------------------
                                                    1999             1998             1999             1998
                                                    ----             ----             ----             ----
                                                       (IN THOUSANDS)                    (IN THOUSANDS)
Interest income..............................       $32         $     --              $39         $     --
Minority interest............................       $16         $     --              $16         $     --

     Interest income increased due to higher cash balances resulting from the Company's financing activities, principally the April 1999 issuance of $6.8 million in 6% Convertible Preferred Stock ('Preferred) and $0.9 million in common stock. Minority interest represents the 20% minority shareholders of Big Network's share of their losses for the period, limited by their investment.

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

NET INCOME

                                   QUARTER ENDED                   SIX-MONTHS ENDED
                                   SEPTEMBER 30,                     SEPTEMBER 30,
                          -------------------------------   -------------------------------
                               1999             1998             1999             1998
                               ----             ----             ----             ----
                                  (IN THOUSANDS)                    (IN THOUSANDS)
Net (Loss)..............     $(2,037)          $ (81)          $(3,280)      $         (152)
Percentage of sales.....      (112.6%)          (2.9%)           (91.4%)               (3.5%)

     Net Income/(Loss) attributable to acquisitions include ($582) thousand for the quarter ended 9/30/99 and nothing for the quarter ended 9/30/98. Net Income/(Loss) attributable to acquisitions include ($688) thousand for the six months ended 9/30/99 and nothing for the six months ended 9/30/98.

LIQUIDITY AND CAPITAL RESOURCES

     Since April 14, 1999, the Company has satisfied its cash requirements primarily through private placements of equity securities (including the $6.3 million raised in April of 1999 in exchange of shares of the Company's Series A 6% Convertible Preferred Stock) and cash flow from sales of music CDs and videos.

     Net cash used in operating activities was $2.79 million and $186 thousand for the six-month periods ended September 30, 1999 and 1998, respectively. Net operating cash flows were primarily attributable to quarterly net losses, decreases in accounts payable and in increases in prepaid expenses, partially offset by non-cash charges for depreciation and amortization and merger and acquisition related costs.

     Net cash used in investing activities was $1.2 million and $25.7 thousand for the six-month periods ended September 30, 1999 and 1998, respectively. In the six-months, $0.4 million was used for acquisitions, consisting of $1.9 million in cash paid for the CD Universe acquisition, less $1.0 million received from acquisitions. The remainder was used for purchases of fixed assets. Investments for 1998 consisted principally of fixed asset purchases.

     Net cash provided by financing activities of $6.3 million for the six-month period ended September 30, 1999 resulted from proceeds relating to the sale of
1.8 million shares of Preferred for $6.3 million, net of financing costs and $858,447 from sale of 897,835 shares of common stock. See 'Item 10. Recent Sales of Unregistered Securities.'

     As of September 30, 1999, the Company's principal commitments include obligations for leases amounting to about $180 thousand, annually. See 'Item 1.
Business -- Facilities' on page   of the Second Amendment. Continued
acquisitions and investments may also require future capital expenditures.

     The Company believes that cash balances of $2.3 million at September 30, 1999 will be sufficient to meet its anticipated cash needs for at least the next 6 months. After the next 6 months, we anticipate that we will need to raise additional funds to meet our operating needs and the company is in current discussions with an investment banker, Gerard Klauer Mattison, in connection with such plans. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or to obtain a line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

                                    PART II
                               OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     On September 23, 1999, Arie Grossman, former Vice President of Technology of The Big Network, Inc. ('TBN'), filed suit in the Superior Court of California against The Big Network, Inc., the Company and various unnamed individuals seeking an unspecified amount of compensatory and punitive damages based on
(i) alleged breach of Grossman's employment agreement with TBN, (ii) alleged breach of an oral agreement among various principals of TBN prior to its merger with the Company relating to Grossman's salary and stock options and
(iii) alleged breach of an implied covenant of good faith and fair dealing and fraud in connection with Grossman's salary, stock options and proposed terms of employment with the Company following the merger with TBN. The Company has a right of indemnification from the former shareholders of TBN. On December 20, 1999, the parties reached agreement in mediation providing for Mr. Grossman to receive the equivalent of an additional 55,000 shares of TBN common stock. This settlement does not affect the aggregate purchase price of shares of TBN common stock for 1,800,000 shares of the Company's common stock.

     On December 9, 1999, The Isosceles Fund Limited, a Bahamian corporation ('Isosceles'), filed suit in the Superior Court of California against the Company, Brad Greenspan, Gerard Klauer Mattison & Co., Inc. ('GKM') and ten unnamed individuals seeking damages based on (i) breach of an alleged subscription agreement between Isosceles and the Company to purchase common stock of eUniverse, (ii) breach of an implied covenant of good faith and fair dealing in connection with the alleged subscription agreement, and (iii) intentional interference with the alleged subscription agreement by GKM and ten unnamed individuals. With respect to each count of the cause of action, Isosceles has claimed damages of $1,750,000. Isosceles has also requested that the court award exemplary and punitive damages, interest, costs of suit and such other relief as the court may deem fair, just, equitable and proper. The Company believes the allegations in the complaint are without merit and will defend the suit vigorously.

     The Company is not a party to any other pending legal proceedings that in the opinion of management of the Company would have a material adverse effect on the Company's results of operations or consolidated financial condition.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                     eUNIVERSE, INC.
                                     Registrant

Dated:  December 30, 1999                 /s/ WILLIAM R. WAGNER
                                     --------------------------------------
                                     William R. Wagner
                                     Chief Financial Officer
                                     (Principal Financial Officer)
                                     and Registrant's Authorized Officer