Form 10-Q/A
period 1999-09-30
EUNIVERSE INC
filed 2000-01-11
CIK 1088244

    As filed with the Securities and Exchange Commission on January 11, 2000
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                               AMENDMENT NUMBER 2

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

                                AMENDMENT NUMBER 2

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                     INDEX

                                                                                                     Page
                                                                                                    ------
PART I -- FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS....................................................................    1

    Balance sheets, September 30, 1999, March 31, 1999 and December 31, 1998......................    1

    Statements of operations, for the three and six months ended September 30, 1999 and 1998......    2

    Statements of cash flows, for the six months ended September 30, 1999 and 1998................    3

    Statements of shareholders' equity (deficit) for March 31 and September 30, 1999..............    4

    Summary of significant accounting policies....................................................    5

    Notes to financial statements.................................................................    5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATION............................................................................   17

PART II -- OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................................   22


                                    PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                EUNIVERSE, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                         CD UNIVERSE   CD UNIVERSE
                                                         SEPTEMBER 30,    MARCH 31,     MARCH 31,
                                                             1999           1999          1998
                                                             ----           ----          ----

                        ASSETS
Current assets                                                         |
     Cash and cash equivalents.........................   $ 2,294,045  |  $  11,335     $ 267,214
     Accounts receivable, net of allowances for                        |
       doubtfull accounts of $34,175 and $0,                           |
       respectively....................................       212,699  |     92,938        --
     Inventory.........................................        54,199  |     22,647        23,877
     Due from officers.................................       --       |    157,569         1,000
     Due from employees................................       156,260  |     --            --
     Prepaid expenses and other current assets.........       199,532  |      9,629        43,031
                                                          -----------  |  ---------     ---------
          Total current assets.........................     2,916,735  |    294,118       335,122
Furniture and equipment, less accumulated depreciation                 |
  of $170,492, $83,052, and $36,900 respectively.......       488,598  |    225,718       158,362
Goodwill, net of amortization of $850,750..............    26,235,961  |     --            --
Other intangibles, net of amortization of $65,119,                     |
  $340, and $170, respectively.........................       697,356  |        510           680
Other assets...........................................        71,910  |     --            --
                                                          -----------  |  ---------     ---------
          Total assets.................................   $30,410,560  |  $ 520,346     $ 494,164
                                                          -----------  |  ---------     ---------
                                                          -----------  |  ---------     ---------
                                                                       |
             LIABILITIES AND SHAREHOLDERS'                             |
                   EQUITY (DEFICIT)                                    |
Current liabilities                                                    |
     Accounts payable..................................   $   797,927  |  $ 828,718     $ 435,015
     Accrued liabilities...............................       186,713  |    113,604        99,566
     Due to affiliates.................................         2,500  |     30,000       110,395
     Due to officer....................................       --       |    105,000        --
     Short-term portion of lease obligations...........         8,585  |     --            --
                                                          -----------  |  ---------     ---------
          Total current liabilities....................       995,725  |  1,077,322       644,976
                                                          -----------  |  ---------     ---------
Long-term liabilities                                                  |
     Long-term portion of lease obligations............         2,596  |     --            --
Commitments and contingencies..........................       --       |     --            --
Minority interest......................................       --       |     --            --
Shareholders' equity (deficit)                                         |
     Preferred stock, $.10 par value; 40,000,000 shares                |
       authorized; 1,795,024 and -0- shares issued and                 |
       outstanding, respectively.......................       179,502  |     --            --
     Common stock, $.001 par value; 250,000,000 shares                 |
       authorized; 16,277,723 issued and outstanding...        16,278  |      1,000         1,000
     Additional paid-in capital........................    32,675,860  |     --            --
     Deferred stock compensation cost..................      (154,375) |     --            --
     Retained deficit..................................    (3,305,026) |   (557,976)     (151,812)
                                                          -----------  |  ---------     ---------
                                                          -----------  |  ---------     ---------
          Total liabilities and shareholders' equity...   $30,410,560  |  $ 520,346     $ 494,164
                                                          -----------  |  ---------     ---------

               See accompanying notes to the financial statements

                                EUNIVERSE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                             -------------------------   -------------------------
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
                                                           CD UNIVERSE                 CD UNIVERSE

Revenue                                                  |                           |
     Products..............................  $ 1,585,181 | $2,181,259    $ 3,549,735 | $4,299,444
     Services..............................      259,722 |     --            330,122 |     --
                                             ----------- | ----------    ----------- | ----------
Total revenue..............................    1,844,903 |  2,181,259      3,879,857 |  4,299,444
Cost of goods sold                                       |                           |
     Products..............................    1,363,260 |  1,794,498      3,014,449 |  3,588,676
     Services..............................       13,468 |     --             22,120 |     --
Total cost of goods sold...................    1,376,728 |  1,794,498      3,036,569 |  3,588,676
Gross profit                                             |                           |
     Products..............................      221,921 |    386,761        535,286 |    710,768
     Services..............................      246,254 |     --            308,002 |     --
                                             ----------- | ----------    ----------- | ----------
Total gross profit.........................      468,175 |    386,761        843,288 |    710,768
Operating expenses                                       |                           |
     Marketing and sales (excludes                       |                           |
       stock-based compensation of $32,204,              |                           |
       $0, $37,606 and $0, respectively)...      585,456 |    279,956      1,022,182 |    524,561
     Product development (excludes stock-                |                           |
       based compensation of $37,306, $0,                |                           |
       $43,524 and $0, respectively).......      414,864 |     56,311        495,878 |    156,814
     General and administrative (excludes                |                           |
       stock-based compensation of $1,740,               |                           |
       $0, $1,995 and $0, respectively)....      914,565 |    131,885      1,686,999 |    181,736
     Amortization of goodwill and other                  |                           |
       intangibles.........................      592,490 |         42        915,209 |         84
     Stock-based compensation..............       71,250 |     --             83,125 |     --
                                             ----------- | ----------    ----------- | ----------
Total operating expenses...................    2,578,625 |    468,194      4,203,393 |    863,195
                                             ----------- | ----------    ----------- | ----------
     Operating loss........................   (2,110,450)|    (81,433)    (3,360,105)|   (152,427)
Nonoperating income (expense)                            |                           |
     Interest and dividend income..........       31,947 |        201         38,996 |        310
     Interest expense......................         (355)|     --               (355)|     --
     Loss allocated to minority interest...       16,438 |     --             16,438 |     --
                                             ----------- | ----------    ----------- | ----------
     Income (loss) before income taxes.....   (2,062,420)|    (81,232)    (3,305,026)|   (152,117)
Income taxes...............................      --      |     --            --      |     --
                                             ----------- | ----------    ----------- | ----------
     Net income (loss).....................  $ 2,062,420)| $  (81,232)   $(3,305,026)| $ (152,117)
                                             ----------- | ----------    ----------- | ----------
                                             ----------- | ----------    ----------- | ----------
Basic income (loss) per common share.......  $     (0.13)|        N/A    $     (0.23)|        N/A
                                             ----------- | ----------    ----------- | ----------
                                             ----------- | ----------    ----------- | ----------
Basic weighted average common shares                     |                           |
  outstanding..............................   15,317,723 |        N/A     14,592,274 |        N/A
                                             ----------- | ----------    ----------- | ----------
                                             ----------- | ----------    ----------- | ----------

               See accompanying notes to the financial statements

                                EUNIVERSE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          1998
                                                                 ----          ----
                                                                            CD UNIVERSE

Operating activities                                                       |
     Net income (loss)......................................  $(3,305,026) | $(152,117)
     Transactions not requiring cash:                                      |
          Depreciation......................................       50,279  |    23,076
          Amortization......................................      915,569  |        84
          Bad debt reserve..................................       15,000  |
          Common stock issued to employees..................       83,125  |
          Common stock issued to outside consultants........       10,000  |    --
          Non-cash interest income..........................       (3,060) |
          Loss allocated to minority interest...............      (16,438) |
     Changes in current assets..............................     (446,943) |     7,871
     Changes in other assets................................      (60,685) |
     Changes in current liabilities.........................      (32,728) |   (65,152)
                                                              -----------  | ---------
               Net cash (used in) operating activities......   (2,790,907) |  (186,238)
                                                              -----------  | ---------
Investing activities                                                       |
     Acquisitions...........................................   (1,915,000) |    --
     Proceeds through acquisitions..........................      136,419  |    --
     Proceeds through reverse acquisition...................      858,477  |
     Purchases of fixed assets..............................     (184,572) |   (18,445)
     Repayment of advances from officers....................     (105,000) |    --
     Advance to officers....................................      --       |    (7,300)
     Receipt of advances to officers........................      157,769  |    --
     Advances made to Employees.............................     (153,200) |    --
                                                              -----------  | ---------
               Net cash provided by investing activities....   (1,205,107) |   (25,745)
                                                              -----------  | ---------
Financing activities                                                       |
     Proceeds from issuance of preferred stock..............    5,875,204  |    --
     Proceeds from issuance of common stock.................      505,000  |    --
     Payment to repurchase common stock.....................      (20,000) |    --
     Financing costs........................................       (6,672) |    --
     Repayment of loan from affiliates......................      (74,808) |    --
                                                              -----------  | ---------
               Net cash provided by financing activities....    6,278,724  |    --
                                                              -----------  | ---------
Change in cash and cash equivalents.........................    2,282,710  |  (211,983)
Cash and cash equivalents, beginning of period..............       11,335  |   267,214
                                                              -----------  | ---------
Cash and cash equivalents at end of period..................  $ 2,294,045  | $  55,231
                                                              -----------  | ---------
                                                              -----------  |  ---------

               See accompanying notes to the financial statements

                                EUNIVERSE, INC.
                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                   PREFERRED STOCK           COMMON STOCK        ADDITIONAL      DEFERRED
                                ---------------------   ----------------------     PAID-IN        STOCK        RETAINED
                                 SHARES     PAR VALUE     SHARES     PAR VALUE     CAPITAL     COMPENSATION     DEFICIT
                                 ------     ---------     ------     ---------     -------     ------------     -------
Share issued to acquire option
  to purchase CD Universe.....     --       $  --        8,061,000    $ 8,061    $   247,039                      --
Shares issued for merger
  related services............     --          --        1,539,000      1,539         47,145                      --
Shares issued pursuant to
  Rule 506 of Regulation D....     --          --          250,000        250        249,750
Shares issued pursuant to
  employment agreement........     --          --          200,000        200          6,036                      --
                                ---------   --------    ----------    -------    -----------    ---------     -----------
        Balance, March 31,
          1999................     --          --       10,050,000     10,050        549,970                      --
Sale of Preferred Stock.......  1,795,024    179,502                               6,282,584
Cost of offerings and
  issuance....................     --          --                                 (1,950,110)
Shares issued in acquisition
  of eUniverse.com website....     --          --           15,000         15         59,985
Shares issued in acquisition
  of CD Universe, Inc. .......     --          --        2,425,000      2,425      7,272,575
Shares issued for services....     --          --          339,000        339        169,161
Shares retained by former MCA
  Shareholders................     --          --        1,200,993      1,201        857,276
Shares issued in acquisition
  of Mega DVD.................     --          --            4,605          5         52,495
Shares issued in acquisition
  of Case's Ladder, Inc. .....     --          --          700,000        700      6,999,300
Stock options issued in
  connection with acquisition
  of Case's Ladder, Inc. .....     --          --           --          --         1,111,100
Stock options issued in
  connection with services
  performed...................     --          --           --          --             1,000
Fair Value of the warrants
  issued......................     --          --           --          --         1,214,567
Shares issued in acquisition
  of Gamer's Alliance,
  Inc. .......................     --          --           78,125         78        999,922
Shares issued to employees of
  CD Universe as compensation
  expense.....................     --          --           25,000         25        237,475     (237,500)
Amortization of deferred stock
  compensation................     --          --           --          --           --            83,125
Shares issued in acquisition
  of The Big Network, Inc. ...                           1,440,000      1,440      8,818,560
Net income for the six months
  ended September 30, 1999....     --          --           --          --           --                        (3,305,026)
                                ---------   --------    ----------    -------    -----------    ---------     -----------
        Balance, September 30,
          1999................  1,795,024   $179,502    16,277,723    $16,278    $32,675,860    $(154,375)    $(3,305,026)
                                ---------   --------    ----------    -------    -----------    ---------     -----------
                                ---------   --------    ----------    -------    -----------    ---------     -----------
                                    TOTAL
                                   -----
Share issued to acquire option
  to purchase CD Universe.....  $   255,100
Shares issued for merger
  related services............       48,684
Shares issued pursuant to
  Rule 506 of Regulation D....      250,000
Shares issued pursuant to
  employment agreement........        6,236
                                -----------
        Balance, March 31,
          1999................      560,020
Sale of Preferred Stock.......    6,462,086
Cost of offerings and
  issuance....................   (1,950,110)
Shares issued in acquisition
  of eUniverse.com website....       60,000
Shares issued in acquisition
  of CD Universe, Inc. .......    7,275,000
Shares issued for services....      169,500
Shares retained by former MCA
  Shareholders................      858,477
Shares issued in acquisition
  of Mega DVD.................       52,500
Shares issued in acquisition
  of Case's Ladder, Inc. .....    7,000,000
Stock options issued in
  connection with acquisition
  of Case's Ladder, Inc. .....    1,111,100
Stock options issued in
  connection with services
  performed...................        1,000
Fair Value of the warrants
  issued......................    1,214,567
Shares issued in acquisition
  of Gamer's Alliance,
  Inc. .......................    1,000,000
Shares issued to employees of
  CD Universe as compensation
  expense.....................            0
Amortization of deferred stock
  compensation................       83,125
Shares issued in acquisition
  of The Big Network, Inc. ...    8,820,000
Net income for the six months
  ended September 30, 1999....   (3,305,026)
                                -----------
        Balance, September 30,
          1999................  $29,412,239
                                -----------
                                -----------

                                       4

                                EUNIVERSE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

(1) ORGANIZATION AND LINE OF BUSINESS

     eUniverse, Inc. ('the Company') is a Nevada Corporation engaged in developing and operating a network of web sites providing entertainment-oriented products and services. At present the Company is engaged in sales of audio CDs, videotapes, and digital videodisks ('DVDs') over the Internet, and providing online computer gaming. The financial statements being presented include the accounts of eUniverse, Inc. and its wholly owned subsidiaries. These subsidiaries are Entertainment Universe, Inc. acquired on April 14, 1999,
CD Universe, Inc. acquired on April 14, 1999, Cases Ladder, Inc. acquired
May 31, 1999, Gamer's Alliance, Inc. acquired June 30, 1999. These financial statements also include the accounts of The Big Network, Inc., 80% of which was acquired as of August 31, 1999. All significant inter-company transactions and balances have been eliminated.

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

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. The Company also maintains a partner program whereby partners provide links on their web-sites that bring customers to the CD Universe web-site. Revenue generated from these linked sites is recognized upon shipment of the products. The partner receives a commission of 5% to 15% of sales of the Company's products that originate from the site, recognized as a selling expense concurrent with the sale. Barter transactions are recorded at the lower of the estimated fair value of advertisements

                                EUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

received or the estimated fair value of the advertisements given. Barter revenue and the related advertising is recorded based on impressions delivered and received with the difference recorded as an advance or prepaid. During the periods presented there were no barter transactions. Additionally, the Company derives revenue from the sale of advertisements. Advertising, membership and sponsorship revenues are recognized as earned. Returns are provided for based on reasonable estimates of future returns.

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

                                EUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

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

                                EUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

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

     On May 31, 1999, the Company completed its Acquisition of Cases Ladder, Inc., a company primarily engaged in providing online computer gaming with competitive rankings, tournaments and leagues among its more than 1.1 million registered members. The purchase price of this acquisition was 700,000 shares of the Company's common stock, valued at $10.00 per share (market price on acquisition date), issued in exchange for all the issued and outstanding shares of Cases Ladder, Inc. This was an arm's length transaction between independent and unrelated parties. The Company also incurred direct costs related to the acquisition totaling $1,112,150, which have been added to the acquisition price. Of this amount, $1,111,100 is attributable to 400,000 options issued (subsequently repriced) for services rendered. The options vest quarterly over three years and had an exercise price of $9.50 per share. These options were cancelled on September 15, 1999 and options were reissued for 340,000 shares at exercise price of $6.00 per share. These options vest as follows, 113,333 vest on September 16, 2000 and 28,333 vest each 3 months thereafter. The Black-Scholes option-pricing model with a risk free interest rate of 5.86%, an annualized volatility of 78%, no expected dividend yield and an exercise term of three years was used to estimate the fair value of these options ($1,111,100).

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

                                EUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

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

     The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

                                            CD         CASES       GAMER'S      THE BIG
                                         UNIVERSE      LADDER      ALLIANCE     NETWORK
                                         --------      ------      --------     -------
Cash..................................  $   11,335   $   20,286   $    5,503   $   99,204
Accounts receivable...................      92,938       59,218       52,664       17,000
Inventory.............................      22,647       --           --           --
Fixed assets..........................     225,718       33,916       20,240       71,685
Receivable, related party.............     157,569       --           --           --
Customer list.........................     250,000      100,000       --           --
Domain names..........................     100,000       75,000       90,000       24,000
Other assets..........................      10,139       10,254       --           13,075
Accounts payable......................    (942,321)     (75,379)     (35,284)     (82,403)
Other liabilities.....................     (30,000)      --          (29,528)     (36,373)
Notes payable, officers...............    (105,000)      --           --           --
Minority interest.....................      --           --           --          (16,438)
Goodwill..............................   9,457,190    7,888,855      923,292    8,817,374
                                        ----------   ----------   ----------   ----------
                                        $9,250,215   $8,112,150   $1,026,887   $8,907,124
                                        ----------   ----------   ----------   ----------
                                        ----------   ----------   ----------   ----------

     Total goodwill recorded through the acquisitions is $27,086,711 and is being amortized on a straight-line basis over ten years.

     The operations of the acquired entities have been included in the statement of operations from the date of acquisition, with the exception of CD Universe, which is included from the beginning of the period.

PRO FORMA INFORMATION

     Pro forma information as if the acquisitions had occurred at the beginning of the periods presented is as follows:

                                                             PRO FORMA
                                                         SIX MONTHS ENDING
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        1999          1998
                                                        ----          ----
Revenue............................................  $ 4,089,151   $ 4,451,491
Net loss...........................................    4,238,424    (1,891,106)
Loss per share.....................................         (.26)         (.12)

(5) OTHER NON-CASH FINANCIAL ACTIVITIES

Stock issued in connection with acquisitions:
     Acquisition of The Big Network.........................  $8,820,000
     Acquisition of CD Universe.............................   7,275,000
     Acquisition Cases Ladder...............................   7,000,000
     Stock options issued in connection with the acquisition
      of Cases Ladder shares................................   1,111,100
     Acquisition Gamer's Alliance...........................   1,000,000
     Acquisition of eUniverse.com website(1)................      60,000
     Acquisition of MegaDVD(1)..............................      52,500
Stock options issued in connection with services
  performed.................................................       1,000
Stock issued in connection with the preferred stock
  offering, 319,000 shares(2)...............................     159,500
Stock issued in connection with services performed, 20,000
  shares(2).................................................      10,000
Stock issued to employees of CD Universe 25,000 shares......     237,500

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

(7) FIXED ASSETS

     Fixed assets, at cost, consist of the following

                                                        SEPTEMBER 30, 1999   MARCH 31, 1999
                                                        ------------------   --------------
Furniture and fixture.................................       $ 39,062           $ 29,069
Computers and equipment...............................        530,798            238,622
Purchased Software....................................         49,230              1,079
Leasehold Improvements................................         40,000             40,000
                                                             --------           --------
                                                              659,090            308,770
Less accumulated depreciation and amortization........        170,492             83,052
                                                             --------           --------
     Fixed assets, Net................................       $488,598           $225,718
                                                             --------           --------
                                                             --------           --------

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

                                EUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

(8) OTHER INTANGIBLES

     Other Intangibles primarily consists of purchase price of web sites acquired:

                                                        SEPTEMBER 30, 1999   MARCH 31, 1999
                                                        ------------------   --------------
Domain Name -- eUniverse.Com..........................       $ 60,000             $--
Domain Names -- CD Universe, Inc......................        100,000
Domain Names -- Cases Ladder, Inc. ...................         75,000
Domain Names -- Gamer's Alliance, Inc. ...............         90,000
Domain Names -- The Big Network, Inc. ................         24,000
MegaDVD.com...........................................         52,500
Customer list -- CD Universe, Inc. ...................        250,000
Customer list -- Cases Ladder, Inc. ..................        100,000
Other.................................................         10,975              850
                                                             --------             ----
                                                              762,475              850
Less accumulated amortization.........................         65,119              340
                                                             --------             ----
Other Intangible, Net.................................       $697,356             $510
                                                             --------             ----
                                                             --------             ----

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

                                EUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

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

     On September 23, 1999, a former employee of The Big Network, Inc. ('TBN'), filed suit in the Superior Court of California against The Big Network, Inc., the Company and various unnamed individuals seeking an unspecified amount of compensatory and punitive damages based on (i) alleged breach of employment agreement with TBN, (ii) alleged breach of an oral agreement among various principals of TBN prior to its merger with the Company relating to salary and stock options and (iii) alleged breach of an implied covenant of good faith and fair dealing and fraud in connection with salary, stock options and proposed terms of employment with the Company following the merger with TBN. The Company believes the allegations in the complaint are without merit and will defend the suit vigorously. In the event that there is any liability in connection with this lawsuit, the Company has a right of indemnification from the former shareholders of TBN. On December 20, 1999, the parties reached agreement in mediation providing for the former employee of TBN to receive the equivalent of an additional 55,000 shares of TBN stock. This settlement does not affect the aggregate number of shares to be issued by the Company (1,800,000) in exchange for all of the outstanding stock of TBN.

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

STOCK OPTIONS:

                                                                                             WEIGHTED
                                                           NUMBER OF          EXERCISE       AVERAGE
                                                             SHARES             PRICE         PRICE
                                                             ------             -----         -----
Outstanding at 3-31-1999..............................       --                  --            --
Granted...............................................      4,064,750        $3.00-11.00       $7.13
Cancelled.............................................     (1,932,000)        9.50-11.40        9.67
Reissued..............................................      1,642,200            6.00           6.00
Exercised.............................................       --
Forfeited.............................................       --
                                                           ----------      ---------------    -----
Outstanding at 9-30-1999..............................      3,774,950         $3.00-9.50      $5.32
                                                           ----------      ---------------    -----
Options exercisable at 9-30-1999......................         91,667           $3.00         $3.00
                                                           ----------      ---------------    -----

     Weighted average of remaining life of the options is 35 months.

     On September 15, 1999, the Company cancelled 1,932,000 options, which had been granted to employees on June 15, 1999 with a weighted average exercise price of $9.67 and reissued 1,642,200 (85 percent) options with a weighted average exercise price of $6.00 to the same employees. In addition to the stock options granted to the employees, the Company has granted 340,000 options with exercise price of $6.00 to an outside consultant for the services performed related to the acquisition of Cases Ladder, Inc. These options were valued $1,111,100 using the Black-Scholes option pricing model and have been included as part of the acquisition cost. Moreover, 10,000 options with an exercise price of $13.00 were granted to a firm for investor relation services. These options were recorded based on the fair value of services performed.

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

                                EUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

     Had the Company chosen the fair value method of accounting for transactions involving stock option issuance (SFAS No. 123), the Company would have recorded an additional $340,084 in compensation cost for the six months ended
September 30, 1999 as presented by the pro forma statement below:

                                                                SIX MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                                   1999
                                                                   ----
Net loss as reported........................................   $(3,305,026)
                                                               -----------
Pro forma net loss..........................................   $(3,645,110)
                                                               -----------
Net loss per common share...................................   $     (0.23)
                                                               -----------
Pro forma loss per share....................................   $     (0.25)
                                                               -----------

     The Black-Scholes option-pricing model with a risk free interest rate ranging from 4.5% to 5.86%, a weighted average volatility of 79%, zero dividend yield and an expected life of three years for the options was used.

WARRANTS:

                                                                NUMBER
                                                              OF SHARES    EXERCISE PRICE
                                                              ---------    --------------
Outstanding at 3-31-1999....................................     --              --
Granted.....................................................   671,865     $  2.75-2.75
Exercised...................................................     --
Forfeited...................................................     --
                                                               -------     --------------
Outstanding at 9-30-1999....................................   671,865     $  2.75-2.75
                                                               -------     --------------
Options exercisable at 9-30-1999............................   400,000         $2.75
                                                               -------     --------------

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

                                                          PRODUCT   SERVICES   CORPORATE    TOTAL
                                                          -------   --------   ---------    -----
                                                                          (000'S)
Revenue.................................................  $ 3,550   $   330     $ --       $ 3,880
Operating loss..........................................   (1,491)     (741)     (1,128)    (3,360)
Interest income.........................................                             39         39
Minority interest.......................................                 16                     16
                                                          -------   -------     -------    -------
Pre tax loss............................................   (1,491)     (725)     (1,089)    (3,305)
Net loss................................................   (1,491)     (725)     (1,089)    (3,305)
Assets..................................................    9,878    17,920       2,612     30,410
Depreciation and amortization...........................      559       405           2        966
Fixed assets additions..................................      162        11          12        185

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

(15) SUBSEQUENT EVENT

     On October 1, 1999, the Company finalized its purchase of the assets of FunOne.com, an entertainment and community hub with over 250,000 unique visitors per month. FunOne provides online greetings, cartoons, joke lists and gags and its subscribers can receive weekly jokes and send fun electronic greetings to their friends. The purchase price of FunOne is $50,000 payable in shares of the company's common stock. Additional payments of up to $360,000 in stock may be payable upon achievement of targeted numbers of unique visitors to FunOne.com during the seven consecutive months following the Closing Date.

THEFT OF CUSTOMER DATA FROM CD UNIVERSE

     The Company was contacted recently by a person claiming to possess CD Universe customer information and demanding compensation in return for not posting the information on the Internet.

                                EUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1999

The FBI was immediately contacted and an investigation was initiated. The Company learned on Saturday January 8, 2000 that customer data was posted on the Internet and immediately notified the FBI, which caused the site to be shut down the same day.

     The Company is taking steps to secure its customers' information as it investigates the facts behind the theft of data. To that end, a major technology security firm has been retained to review the Company's security procedures. We are also working with our credit card processing companies to limit any losses or inconvenience to customers associated with the theft of data. At this time, the Company has suspended online order processing and removed the customer database from its web site.

     This information has been widely disseminated in the national press. The publicity generated by the press coverage may cause customer concerns regarding the security of their credit card data, which could affect future sales of CD Universe products and consequently its revenues and operating results. The Company may also be required to defend against lawsuits arising in connection with the theft of data. At this time, the Company is unable to determine the extent of any such effect on sales or exposure to lawsuits or any associated liability.

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

     Marketing and sales expenses increased during the quarter ended September 30, 1999 due to factors principally related to the acquisitions during the current year. For the three months, costs in the acquired companies accounted for $240 thousand of the $305 thousand increase. Payroll increases were $125 thousand and advertising and promotion $107 thousand. Comparatively, costs in the product segment increased by $25 thousand in payroll and $40 thousand in processing and fulfillment related costs. For the six months, costs in the acquired units accounted for $325 thousand of the $497 thousand increase. Payroll was $150 thousand and advertising and promotion $145 thousand. In the product segment there were increases of $65 thousand for payroll and $70 thousand in fees. Other increases of $67 thousand consisted of minor increases in several marketing and sales categories. The Company intends to continue its branding and marketing campaigns. Increases in sales will drive increases in fulfillment costs. As a result, the Company continues to expect marketing and sales expenses to increase significantly in absolute dollars. Marketing and sales expenses exclude $32 thousand and $37 thousand in stock-based compensation for the quarter and six-months ended September 30, 1999, respectively.

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

     Product development costs increased as a result of increased payroll and related expense due to inclusion of the results for Case's Ladder, Gamer's Alliance and Big Network. The $359 thousand increase for the quarter came from $72 thousand in payroll related costs related to the product segment and the remainder from increases related to the acquisitions and corporate site development and integration. Additional payroll in acquisitions added $150 thousand, internet fees $47 thousand and $90 thousand in outside services and consultants. For the six months cost increase factors were the same as for the quarter except outside consulting variance which was reduced to $130 thousand. The company intends to create a tighter structure amongst its sites and design new sites that will drive increased expenses. Product development expenses exclude $37 thousand and $44 thousand in stock-based compensation for the quarter and six-months ended September 30, 1999, respectively.

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

     Increases in G&A costs are primarily attributable to increased infrastructure costs associated with the Company's expansion efforts. These include payroll $220 thousand, accounting and legal services $213 thousand and professional consulting services $218 thousand and other increases of $132 thousand consisted of office supplies and support expense categories. Similarly for the six months increases included $475 thousand in payroll, $392 thousand in accounting and legal and $492 thousand in professional services and other increases of $146 thousand consisted of office supplies and support expense categories. The company expects G&A costs to continue to increase commensurate with its expansion plans. G&A expenses exclude $2 thousand and $2 thousand in stock-based compensation for the quarter and six-months ended September 30, 1999, respectively.

AMORTIZATION OF INTANGIBLES

                                                                                           SIX-MONTHS
                                                        QUARTER ENDED                         ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                               -------------------------------   -------------------------------
                                                    1999             1998             1999             1998
                                                    ----             ----             ----             ----
                                                       (IN THOUSANDS)                    (IN THOUSANDS)
Amortization of intangibles..................       $592           $  --              $915            $ --

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

STOCK-BASED COMPENSATION

     Stock-based compensation is comprised of the portion of acquisition related consideration conditioned on the continued tenure of key employees, which must be classified as compensation expense under generally accepted accounting principles. The following table represents the allocation of stock-based compensation among income statement categories.

                                                       QUARTER           SIX MONTHS
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

NET INCOME

                                   QUARTER ENDED                   SIX-MONTHS ENDED
                                   SEPTEMBER 30,                     SEPTEMBER 30,
                          -------------------------------   -------------------------------
                               1999             1998             1999             1998
                               ----             ----             ----             ----
                                  (IN THOUSANDS)                    (IN THOUSANDS)
Net (Loss)..............     $(2,062)          $ (81)          $(3,305)      $         (152)
Percentage of sales.....      (111.8%)          (2.9%)           (85.2%)               (3.5%)

     Net Income/(Loss) attributable to acquisitions include ($582) thousand for the quarter ended 9/30/99 and nothing for the quarter ended 9/30/98. Net Income/(Loss) attributable to acquisitions include ($688) thousand for the six months ended 9/30/99 and nothing for the six months ended 9/30/98.

     For the 6 months ended September 30, net loss for the products and services segments were $(1,491,000) and $(725,000), respectively. For the products segment the loss for the prior year was

$(152,000). There were no results for the services segment. The increased loss of $1,339,000 is attributable to several factors: $516,000 for amortization of intangibles, $83,000 for stock based compensation (the entire amount discussed above), $172,000 in marketing and sales expenses, $72,000 in technical expenses, $320,000 in administrative expenses and the remaining $176,000 in gross margin as discussed above. Marketing and sales increases came from $65,000 in increased payroll, $70,000 in fees and $37,000 in increased advertising and promotion related expenses. Technical expense increases were due entirely to increased payroll related and contractor costs. Administrative cost increases came from additional payroll related costs of $195,000, increased office expenses of $53,000 and professional fees of $72,000. The services segment relates entirely to the newly acquired businesses and there are no comparable figures for the prior year.

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

THEFT OF CUSTOMER DATA FROM CD UNIVERSE

     The Company was contacted recently by a person claiming to possess CD Universe customer information and demanding compensation in return for not posting the information on the Internet. The FBI was immediately contacted and an investigation was initiated. The Company learned on Saturday January 8, 2000 that customer data was posted on the Internet and immediately notified the FBI, which caused the site to be shut down the same day.

     The Company is taking steps to secure its customers' information as it investigates the facts behind the theft of data. To that end, a major technology security firm has been retained to review the Company's security procedures. We are also working with our credit card processing companies to limit any losses or inconvenience to customers associated with the theft of data. At this time, the Company has suspended online order processing and removed the customer database from its web site.

     This information has been widely disseminated in the national press. The publicity generated by the press coverage may cause customer concerns regarding the security of their credit card data, which could affect future sales of CD Universe products and consequently its revenues and operating results. The Company may also be required to defend against lawsuits arising in connection with the theft of data. At this time, the Company is unable to determine the extent of any such effect on sales or exposure to lawsuits or any associated liability.

                                   PART II
                              OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as part of this report:

Exhibit
-------
Number    Exhibit Title/Description
------    -------------------------
 10.13    Web Advertising Agreement by and between eUniverse, Inc. and
          Mpath Interactive, Inc., dated as of August 13, 1999, with exhibits attached. Portions of Exhibit 10.13 have been omitted pursuant to a request for confidential treatment.

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

                                     eUNIVERSE, INC.
                                     Registrant

Dated:  January 11, 2000                   /s/ WILLIAM R. WAGNER
                                     --------------------------------------
                                     William R. Wagner
                                     Chief Financial Officer
                                     (Principal Financial Officer)
                                     and Registrant's Authorized Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The registered trademark symbol shall be expressed as ................ 'r'