Form 10-Q/A
period 1999-09-30
EUNIVERSE INC
filed 2000-01-18
CIK 1088244

    As filed with the Securities and Exchange Commission on January 18, 2000
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                               AMENDMENT NUMBER 3

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

                                AMENDMENT NUMBER 3

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

     On September 23, 1999, a former employee of The Big Network, Inc. ('TBN'), filed suit in the Superior Court of California against The Big Network, Inc., the Company and various unnamed individuals seeking an unspecified amount of compensatory and punitive damages based on (i) alleged breach of employment agreement with TBN, (ii) alleged breach of an oral agreement among various principals of TBN prior to its merger with the Company relating to salary and stock options and (iii) alleged breach of an implied covenant of good faith and fair dealing and fraud in connection with salary, stock options and proposed terms of employment with the Company following the merger with TBN. The Company believes the allegations in the complaint are without merit and will defend the suit vigorously. In the event that there is any liability in connection with this lawsuit, the Company has a right of indemnification from the former shareholders of TBN. On December 20, 1999, the parties reached agreement in mediation providing for the former employee of TBN to receive the equivalent of an additional 55,000 shares of TBN stock. This settlement does not affect the aggregate number of shares to be issued by the Company (1,800,000) in exchange for all of the outstanding stock of TBN. This liability was not assumed in the acquisition of TBN and is not a liability of eUniverse since the former shareholders of TBN will issue the 55,000 shares.

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

(15) SUBSEQUENT EVENT

     On October 1, 1999, the Company finalized its purchase of the assets of FunOne.com, an entertainment and community hub with over 250,000 unique visitors per month. FunOne provides online greetings, cartoons, joke lists and gags and its subscribers can receive weekly jokes and send fun electronic greetings to their friends. The purchase price of FunOne is $50,000 payable in shares of the company's common stock. Additional payments of up to $360,000 in stock may be payable upon achievement of targeted numbers of unique visitors to FunOne.com during the seven consecutive months following the Closing Date. The former owner of FunOne.com is currently employed by the Company. Any additional payments earned through the achievement of targeted goals will be considered compensation expense earned in the period earned.

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

THEFT OF CUSTOMER DATA FROM CD UNIVERSE

     The Company was contacted recently by a person claiming to possess CD Universe customer information and demanding compensation in return for not posting the information on the Internet. The FBI was immediately contacted and an investigation was initiated. The Company learned on Saturday January 8, 2000 that customer data was posted on the Internet and immediately notified the FBI, which caused the site to be shut down the same day. We have been cooperating with the FBI and other law enforcement officials to discover the extent to which our data may have been compromised and to identify the extortionist and limit any damage to the Company's customers.

     CD Universe has approximately 300,000 registered customers. Apart from claims made by the perpetrator and the minimal information on card data released, we cannot yet determine when or how the data was taken or the extent of the theft. For the purpose of our response to the theft, we have assumed that all customers may have been affected and have taken the steps identified below to mitigate our customers' exposure and inconvenience.

     Upon learning on January 8, 2000 that customer data had been posted on the Internet, the Company took several steps to secure its customer data. We notified the credit card issuers of the theft and provided them with the data they need to take corrective actions with their card members. We have also sent e-mail messages to our customers to notify them of the risk that their credit card data may have been stolen and advise them that they should closely monitor their accounts. We also suggested that they might wish to have their cards reissued for additional protection. Similar information and suggestions are being given to customers who call our support staff.

     A major technology security firm has been retained to review the Company's security procedures. Since the extortionist claimed that certain third party software may have been utilized in connection with the theft, the Company has discontinued use of that software for credit card processing and is implementing a new software system. Although we have continued to take orders since Saturday, January 8, 2000, we have suspended processing of credit card transactions pending the implementation of the new software. The delays in processing orders will result in some delays in shipments to customers. Such delays may result in customer dissatisfaction. Since the Company recognizes revenue upon shipment of products, the delay in shipments will defer recognition of revenue. We expect to implement the new software in the next few days at which time we will recommence processing of credit card transactions and shipment of products. At this time, the Company has not incurred an unusual rate of order cancellations, but cannot estimate the loss of revenue or results of operations that may be caused by the delayed shipments.

     Information regarding this theft of data has been widely disseminated in the national press. The publicity generated by the press coverage may cause customer concerns regarding the security of their credit card data, which could affect future sales of CD Universe products and consequently its revenues and operating results. As a result of the theft of data, there may be some adverse impact on our customer base. There may be a loss of confidence and loyalty in CD Universe directly and there may be a broader loss of confidence and loyalty in eUniverse, its e-commerce business and its brand identity. More generally, e-commerce as a whole could be adversely affected. The Company cannot yet predict the impact, if any, on its sales and operating results. However, we are developing marketing and customer relations programs to win back our customers' confidence following the implementation of our additional security enhancements, which we expect to complete in the next few weeks.

     The Company may be required to defend against lawsuits related to the theft of data. At this time, the Company is unable to determine the extent of any such effect on sales or exposure to lawsuits or any associated liability. Such lawsuits could include suits by the Company's shareholders, customers and credit card processor and by credit card issuers and third-party merchants that accept the fraudulently obtained credit card information. The Company has maintained directors and officers' liability insurance and general liability insurance but is unable to determine whether such insurance would adequately cover any liability or expenses associated with potential lawsuits.



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

 27.01    Financial Data Schedule./(1)/

/(1)/ Exhibit previously filed.

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

                                     eUNIVERSE, INC.
                                     Registrant

Dated:  January 18, 2000                   /s/ WILLIAM R. WAGNER
                                     --------------------------------------
                                     William R. Wagner
                                     Chief Financial Officer
                                     (Principal Financial Officer)
                                     and Registrant's Authorized Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The registered trademark symbol shall be expressed as ................ 'r'