Form 10-Q
period 1999-12-31
EUNIVERSE INC
filed 2000-02-14
CIK 1088244

    As filed with the Securities and Exchange Commission on February 14, 2000
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999

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

         As of December 31, 1999, there were 16,291,744 shares of eUniverse, Inc. common stock, $.001 par value outstanding.

                                 eUNIVERSE, INC.


                                    FORM 10-Q

                      FOR THE QUARTER ENDED DECEMBER 31, 1999


                                     INDEX

                                                                                                     Page
                                                                                                    ------
PART I -- FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS....................................................................    3

    Balance sheets, December 31, 1999, March 31, 1999 and March 31, 1998..........................    3

    Statements of operations, for the three and nine months ended December 31, 1999 and 1998......    4

    Statements of cash flows, for the nine months ended December 31, 1999 and 1998................    5

    Statements of shareholders' equity (deficit) for December 31, 1999............................    6

    Notes to financial statements.................................................................    7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATION............................................................................   20

PART II -- OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES...................................................................   25

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................   26

  ITEM 5. OTHER INFORMATION.......................................................................   27

  ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K........................................................   29


                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                 eUNIVERSE, INC.

                                 Balance Sheets

                                   (Unaudited)


                                                                                  |   CD Universe      CD Universe
                                                                    December 31,  |    March 31,        March 31,
                                                                       1999       |      1999             1998
                                                                    ------------  | -------------    -------------
                                                                     Unaudited    |
                                                                                  |
ASSETS                                                                            |
CURRENT ASSETS                                                                    |
     Cash and cash equivalents...................................   $    891,305  |  $      11,335    $     267,214
      Accounts receivable, net of allowances for                                  |
         doubtful accounts of $46,800 and $0, respectively.......        602,610  |         92,938              -
      Inventory..................................................        111,412  |         22,647           23,877
      Due from Officers..........................................              -  |        157,569            1,000
      Due from employees.........................................        158,555  |            -                -
      Prepaid expenses and other current assets .................        110,479  |          9,629           43,031
                                                                    ------------  |  -------------    -------------
                                             Total Current Assets      1,874,361  |        294,118          335,122
                                                                                  |
FURNITURE AND EQUIPMENT, less accumulated depreciation                            |
     of $205,123, $83,052, and $36,900 respectively .............        590,865  |        225,718          158,362
                                                                                  |
GOODWILL, net of amortization of $1,489,387......................     25,709,813  |            -                -
                                                                                  |
OTHER INTANGIBLES, net of amortization of $107,894,                               |
    $340, and $170, respectively.................................        708,143  |            510              680
                                                                                  |
Other Assets.....................................................        129,125  |            -                -
                                                                    ------------  |  -------------    -------------
                                                                                  |
                                   TOTAL ASSETS                     $ 29,012,307  |  $     520,346    $     494,164
                                                                    ============  | =============    =============
                                                                                  |
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                    |
CURRENT LIABILITIES                                                               |
     Accounts payable............................................   $  1,576,222  |  $     828,718    $     435,015
     Accrued liabilities.........................................        518,059  |        113,604           99,566
     Accrued Advertising.........................................        210,299  |
     Due to affiliates ..........................................          2,500  |         30,000          110,395
     Due to officer .............................................            -    |        105,000              -
     Short-term portion of lease obligations ....................          8,585  |            -                -
                                                                    ------------  |  -------------    -------------
                                        Total Current Liabilities      2,315,665  |      1,077,322          644,976
                                                                    ------------  |  -------------    -------------
                                                                                  |
CURRENT LIABILITIES                                                               |
     Long-term portion of lease obligations .....................          2,596  |            -                -
                                                                                  |
 MINORITY INTEREST ..............................................            -    |            -                -
                                                                                  |
SHAREHOLDERS' EQUITY (DEFICIT)                                                    |
     Preferred stock, $.10 par value; 40,000,000 shares                           |
         authorized;  1,795,024 and -0- shares                                    |
           issued and outstanding, respectively..................        179,502  |            -                -
     Common stock, $.001 par value; 250,000,000 shares                            |
       authorized; 16,291,744 issued and outstanding.............         16,292  |          1,000            1,000
     Additional paid-in capital..................................     32,851,106  |            -                -
     Deferred stock compensation cost............................        (41,127) |            -                -
     Retained deficit............................................     (6,311,727) |       (557,976)        (151,812)
                                                                    ------------  |  -------------    -------------
                                       Total Shareholders' Equity     26,694,046  |       (556,976)        (150,812)
                                                                    ------------  |  -------------    -------------
                                                                                  |
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 29,012,307  |  $     520,346    $     494,164
                                                                    ============  |  =============    =============



               See accompanying notes to the financial statements
                                 eUNIVERSE, INC.

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                            Three Months Ended                Nine Months Ended
                                                                December 31,                     December 31,
                                                       -----------------------------      --------------------------
                                                             1999     |     1998               1999      |     1998
                                                       -------------- | -------------      ------------  | ------------
                                                                      |  CD Universe                     |  CD Universe
                                                                      |                                  |
REVENUE:                                                              |                                  |
    Products.......................................    $    2,591,193 |  $   2,571,898      $  6,140,928 |  $  6,871,342
    Services.......................................           479,719 |           -             809,841  |          -
                                                       -------------- | -------------      ------------  | ------------
                                                                      |                                  |
TOTAL REVENUE                                               3,070,912 |     2,571,898         6,950,769  |    6,871,342
                                                                      |                                  |
COST OF GOODS SOLD                                                    |                                  |
    Products.......................................         2,199,369 |     2,209,637         5,213,818  |   5,798,313
    Services.......................................            (7,689)|           -              14,431  |         -
                                                       -------------- | -------------      ------------  | ------------
                                                                      |                                  |
TOTAL COST OF GOODS SOLD                                    2,191,680 |     2,209,637         5,228,249  |   5,798,313
                                                                      |                                  |
GROSS PROFIT                                                          |                                  |
    Products.......................................           391,824 |       362,261           927,110  |   1,073,029
    Services.......................................           487,408 |           -             795,410  |         -
                                                       -------------- | -------------      ------------  | ------------
                                                                      |                                  |
TOTAL GROSS PROFIT                                            879,232 |       362,261         1,722,520  |   1,073,029
                                                                      |                                  |
OPERATING EXPENSES:                                                   |                                  |
    Marketing and sales (excludes stock-based                         |                                  |
      compensation of $107,236, $0, $144,842                          |                                  |
      and $0, respectively)........................         1,101,004 |       373,094         2,123,186  |     897,655
    Product development (excludes stock-based                         |                                  |
      compensation of $(30,183), $0, $13,341                          |                                  |
      and $0, respectively)........................           725,621 |        90,030         1,221,499  |     246,844
    General and administrative (excludes                              |                                  |
      stock-based compensation of $1,710, $0,                         |                                  |
      $3,705 and $0 respectively...................         1,317,889 |        16,548         3,004,888  |     198,284
    Amortization of goodwill                                          |                                  |
      and other intangibles........................           681,413 |           292         1,596,622  |         376
    Stock-based compensation.......................            78,763 |            -            161,888  |         -
                                                       -------------- | -------------      ------------  | ------------
TOTAL OPERATING EXPENSES...........................         3,904,690 |       479,964         8,108,083  |   1,343,159
                                                       -------------- | -------------      ------------  | ------------
                                     OPERATING LOSS        (3,025,458)|      (117,703)       (6,385,563) |    (270,130)
                                                                      |                                  |
NONOPERATING INCOME (EXPENSE)                                         |                                  |
    Interest and dividend income...................            18,757 |            85            57,753  |         395
    Interest expense...............................               -   |           -                (355) |         -
    Loss allocated to minority interest............               -   |           -              16,438  |         -
                                                       -------------- | -------------      ------------  | ------------
                           LOSS BEFORE INCOME TAXES        (3,006,701)|      (117,618)       (6,311,727) |    (269,735)
                                                                      |                                  |
INCOME TAXES ......................................               -   |           -                 -    |         -
                                                       -------------- | -------------      ------------  | ------------
                                          NET LOSS     $   (3,006,701)| $    (117,618)     $ (6,311,727) | $  (269,735)
                                                       ============== | =============      ============  | ============
                                                                      |                                  |
                                                                      |                                  |
Basic loss per common share........................    $        (0.18)|      N/A           $      (0.42) |     N/A
                                                       ============== | =============      ============  | ============
                                                                      |                                  |
Basic weighted average common                                         |                                  |
 shares outstanding................................        16,272,384 |      N/A             15,149,505  |     N/A
                                                       ============== | =============      ============  | ============

             See accompanying notes to the financial statements
                                eUNIVERSE, INC.

                            Statements of Cash flows

                                  (Unaudited)




                                                           Nine Months Ended
                                                               December 31,
                                                       --------------------------
                                                           1999     |      1998
                                                           ----     |      ----
                                                                    |  CD Universe
                                                                    |
OPERATING ACTIVITIES                                                |
    Net income (loss)..............................    $(6,311,727) |   $(269,735)
                                                                    |
    Transactions not requiring cash:                                |
       Depreciation................................         84,910  |      34,614
       Amortization................................      1,596,622  |         376
       Bad Debt Reserve............................         27,625  |
       Common stock issued to employees ...........        161,888  |
       Common stock issued to outside consultants..         62,874  |          -
       Common stock issued to                                       |
           outside consultants.....................         79,872  |
       Non-cash interest income....................         (5,355) |
       Loss allocated to minority interest.........        (16,438) |
    Changes in current assets......................       (817,639) |       7,871
    Changes in other assets........................       (117,900) |
    Changes in current liabilities.................      1,198,519  |      68,068
                                                       -----------  |   ---------
             NET CASH USED IN OPERATING ACTIVITIES      (4,056,749) |    (158,806)
                                                       -----------  |   ---------
INVESTING ACTIVITIES                                                |
    Acquisitions...................................     (1,915,000) |          -
    Proceeds through acquisitions..................        136,419  |          -
    Proceeds through reverse acquisition...........        858,477  |
    Purchases of fixed assets......................       (321,470) |     (41,364)
    Repayment of advances from officers............       (105,000) |          -
    Advance to Officers............................            -    |    (118,119)
    Receipt of advances to officers................        157,769  |          -
    Advances made to Employees.....................       (153,200) |          -
                                                       -----------  |   ---------
              NET CASH USED IN INVESTING ACTIVITIES     (1,342,005) |    (159,483)
                                                       -----------  |   ---------
FINANCING ACTIVITIES                                                |
    Proceeds from issuance of preferred stock......      5,875,204  |          -
    Proceeds from issuance of common stock.........        505,000  |          -
    Payment to repurchase common stock.............        (20,000) |          -
    Financing costs................................         (6,672) |          -
    Repayment of loan from affiliates..............        (74,808) |          -
                                                       -----------  |   ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES      6,278,724  |          -
                                                       -----------  |   ---------
                                                                    |
CHANGE IN CASH AND CASH EQUIVALENTS................        879,970  |    (318,289)
Cash and cash equivalents,                                          |
 beginning of period...............................         11,335  |     267,214
                                                       -----------  |   ---------
CASH AND CASH EQUIVALENTS                                           |
    AT END OF PERIOD...............................    $   891,305  |   $ (51,075)
                                                       ===========  |   =========



               See accompanying notes to the financial statements
                                  eUNIVERSE, INC.

                    Statement of Shareholders' Equity (Deficit)


                                    Preferred Stock           Common Stock         Additional    Deferred
                                  ---------------------   -----------------------    Paid-in       Stock      Retained
                                   Shares     Par Value      Shares     Par Value    Capital    Compensation   Deficit    Total
                                  ---------   ---------   -----------   ---------  -----------  ------------  --------  -----------
Share issued to acquire option
   to purchase CD Universe .......      -      $   -        8,061,000   $   8,061  $   247,039                    -     $   255,100

Shares issued for merger related
  services........................      -          -        1,539,000       1,539       47,145                    -          48,684

Shares issued pursuant to
   Rule 506 of Regulation D.......      -          -          250,000         250      249,750                              250,000

Shares issued pursuant to
   employment agreement...........      -          -          200,000         200        6,036                    -           6,236
                                    ---------  ---------   ----------   ---------  -----------  ----------    --------  -----------
Balance, March 31, 1999                 -          -       10,050,000      10,050      549,970                    -         560,020

Sale of Preferred Stock...........  1,795,024    179,502                             6,282,584                            6,462,086

Cost of offerings and issuance....      -          -                                (1,950,110)                          (1,950,110)

Shares issued in acquisition of
   eUniverse.com Website..........      -          -           15,000          15       59,985                               60,000

Shares issued in acquisition of CD
   Universe, Inc..................      -          -        2,425,000       2,425    7,272,575                            7,275,000

Shares issued for services........      -          -          339,000         339      169,161                              169,500

Additional shares issued for
   services.......................      -          -            9,129           9       52,865                               52,874

Shares retained by former MCA
   Shareholders...................      -          -        1,200,993       1,201      857,276                              858,477

Shares issued in acquisition of
   Mega DVD.......................      -          -            4,605           5       52,495                               52,500

Shares issued in acquisition of
   Cases Ladder, Inc..............      -          -          700,000         700    6,999,300                           7,000,000

Stock options issued in connection
   with acquisition of Cases
   Ladder, Inc....................      -          -              -            -     1,111,100                            1,111,100

Stock options issued in connection
   with services performed........      -          -              -            -         1,000                                1,000

New stock options issued in
   connection with services
   performed......................      -          -              -            -        79,872                               79,872

Fair Value of the warrants issued.      -          -              -            -     1,214,567                            1,214,567

Shares issued in acquisition of
   Gamers Alliance, Inc...........      -          -           78,125          78      999,922                            1,000,000

Additional Shares issued in
   acquisition of Gamers
   Alliance, Inc..................      -          -            8,789           9      112,490                              112,499

Shares issued to employees of CD
   Universe as compensation
   expense........................      -          -           25,000          25      237,475    (237,500)                     -

Shares issued and cancelled to
   employees of CD Universe as
   compensation expense...........      -          -          (12,630)        (13)    (119,972)    119,985                      -

Amortization of deferred stock
   compensation...................      -          -              -            -            -       76,388                  76,388

Shares issued in acquisition of
   The Big Network, Inc...........      -                   1,440,000       1,440    8,818,560                            8,820,000

Shares issued in acquisition of
   FunOne.com.....................      -          -            8,733           9       49,991                               50,000

Net loss for the nine months ended
  December 31, 1999...............      -          -              -            -           -                 (6,311,727) (6,311,727)

                                     --------- ---------  -----------   ---------  -----------  ----------   ---------- -----------
        BALANCE, December 31, 1999   1,795,024 $ 179,502   16,291,744   $  16,292  $32,851,106  $  (41,127) $(6,311,727 $26,694,046
                                     ========= =========  ===========   =========  ===========  ==========   ========== ===========


                                eUNIVERSE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

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

(3) ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL STATEMENTS

     The interim consolidated financial statements as of December 31, 1999 have been prepared by eUniverse pursuant to the rules and regulations of the Securities and Exchange Commission. These statements are unaudited and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheet, consolidated operating results, and consolidated cash flows for the interim periods. These adjustments, consisting of normal recurring adjustments and accruals, are made on a basis consistent with the annual audited financial statements and generally accepted accounting principles. The results of operation for the nine months ended December 31, 1999 are not necessarily indicative of the results for any other period.

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

INTANGIBLE ASSETS

     Intangible assets consist of goodwill, customer lists, and domain names. Excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 10 years. Customer lists and domain names are being amortized on a straight-line basis over a period of 3 and 10 years, respectively. The carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. Negative operating results and negative cash flows from operations, among other factors, could be indicative of the impairment of intangible assets. If this review indicates that intangible assets will not be recoverable, the Company's carrying value of intangible assets would be reduced.

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

(4) BUSINESS COMBINATIONS AND INVESTMENTS

     During the nine months ended December 31, 1999, the Company completed the following acquisitions: CD Universe, Inc., Cases Ladder, Inc., Gamers Alliance, Inc. and The Big Network, Inc. All four acquisitions were recorded using the purchase method of accounting under the provisions of APB Opinion No. 16.

     On April 14, 1999, the Company completed its acquisition of CD Universe, Inc., a company engaged primarily in selling compact audio disks, video disks, and video tapes to retail purchasers over the internet. According to the terms of this acquisition, the Company acquired all of the capital stock of CD Universe, Inc. for a total consideration of $1,915,000 in cash plus 2,425,000 shares of common stock of the company valued at $3.00 per share (fair value on acquisition date). This was an arm's length transaction between independent and unrelated parties. The Company also incurred direct costs related to the acquisition totaling $60,215, which has been added to the acquisition price.

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

     On June 30, 1999, the Company completed its purchase of Gamers'. Alliance, Inc. Gamers' Alliance operates and maintains one of the largest networks of computer gaming related sites on the Internet with more than 50 gaming related wed sites. The purchase price of this acquisition was 78,125 shares of the Company's common stock, valued at $12.80 per share (market price on acquisition date), issued in exchange for all the issued and outstanding shares of Gamers' Alliance, Inc. Pursuant to the term of the agreement, the purchase price may increase to 175,781 shares of common stock based on achievement of earnings performance targets through June 30, 2000. On December 17, 1999, an additional 8,789 of such shares valued at $12.80 per share (the market price on acquisition date) were issued. The Company also incurred direct costs related to the acquisition totaling $26,887, which have been added to the acquisition price.

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

     The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

                                            CD         CASES       GAMER'S      THE BIG
                                         UNIVERSE      LADDER      ALLIANCE     NETWORK
                                         --------      ------      --------     -------
Cash..................................  $   11,335   $   20,286   $    5,503   $   99,204
Accounts receivable...................      92,938       59,218       52,664       17,000
Inventory.............................      22,647       --           --           --
Fixed assets..........................     225,718       33,916       20,240       71,685
Receivable, related party.............     157,569       --           --           --
Customer list.........................     250,000      100,000       --           --
Domain names..........................     100,000       75,000       90,000       24,000
Other assets..........................      10,139       10,254       --           13,075
Accounts payable......................    (942,321)     (75,379)     (35,284)     (82,403)
Other liabilities.....................     (30,000)      --          (29,528)     (36,373)
Notes payable, officers...............    (105,000)      --           --           --
Minority interest.....................      --           --           --          (16,438)
Goodwill..............................   9,457,190    7,888,855    1,035,791    8,817,374
                                        ----------   ----------   ----------   ----------
                                        $9,250,215   $8,112,150   $1,139,386   $8,907,124
                                        ==========   ==========   ==========   ==========

     Total goodwill recorded through the acquisitions is $27,199,210 and is being amortized on a straight-line basis over ten years.

     The operations of the acquired entities have been included in the statement of operations from the date of acquisition, with the exception of CD Universe, which is included from the beginning of the period.

PRO FORMA INFORMATION

     Pro forma information as if the acquisitions had occurred at the beginning of the periods presented is as follows:

                                                             PRO FORMA
                                                         NINE MONTHS ENDING
                                                            DECEMBER 31,
                                                     --------------------------
                                                         1999          1998
                                                         ----          ----
Revenue............................................  $ 7,150,063   $ 7,023,389
Net loss...........................................   (7,270,495)   (2,008,724)
Loss per share.....................................         (.48)         (.13)

(5) OTHER NON-CASH FINANCIAL ACTIVITIES

Stock issued in connection with acquisitions:
     Acquisition of The Big Network.........................  $8,820,000
     Acquisition of CD Universe.............................   7,275,000
     Acquisition Cases Ladder...............................   7,000,000
     Stock options issued in connection with the acquisition
      of Cases Ladder shares................................   1,111,100
     Acquisition Gamer's Alliance...........................   1,112,499
     Acquisition of eUniverse.com website(1)................      60,000
     Acquisition of MegaDVD(1)..............................      52,500
     Acquisition of FunOne.com(1)...........................      50,000
Stock options issued in connection with services
  performed.................................................      80,872
Stock issued in connection with the preferred stock
  offering, 319,000 shares(2)...............................     159,500

Stock issued in connection with services performed, 20,000
  shares(2).................................................      10,000
Stock issued in connection with services performed, 9,129
  shares(2).................................................      52,874
Stock issued to employees of CD Universe 12,370 shares......     117,515

(1) The purchase of eUniverse.com website was accomplished through issuance of 15,000 shares of common stock priced at $4.00 per share for a total of $60,000 (fair value of the site at the date of purchase). Acquisition of megaDVD website was accomplished through issuance of 4,605 shares of common stock priced at $11.40 per share (market price of the stock on issue date). Acquisition of FunOne.com website was accomplished on October 1, 1999, through issuance of 8,733 shares of common stock valued at $5.73 per share(market price onclosing date). The Company also incurred direct costs related to this acquisition totaling $3,564, which have been added to the acquisition price. Additional payments of up to $300,000 in stock may be payable upon achievement of targeted numbers of unique visitors to FunOne.com during the seven consecutive months following the Closing Date. These additional payments will be recorded as stock based compensation by the Company.

(2) Issuance of 339,000 share of common stock valued at $.50 per share (fair value of the services performed) for various consulting services such as financial and legal services performed during March and April of 1999 in relation to the Company's stock offering completed in April 1999, and public relations services performed subsequent to the reorganization in April 1999. Moreover, 9,129 shares were issued in the third quarter, 1999 for various public relations consulting services.

     Additionally, 12,370 shares of common stock are issued to key employees of CD Universe, Inc. currently employed by the company for their involvement in the Company's activities. These shares were issued on June 15, 1999 and were valued at $9.50 per share (market price on issue date) and will vest on April 14, 2000. The compensation expense is being amortized over this period.

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

(7) FIXED ASSETS

     Fixed assets, at cost, consist of the following

                                                        December 31, 1999   MARCH 31, 1999
                                                        -----------------   --------------
Furniture and fixture.................................       $ 40,993           $ 29,069
Computers and equipment...............................        646,829            238,622
Purchased Software....................................         59,623              1,079
Leasehold Improvements................................         48,543             40,000
                                                             --------           --------
                                                              795,988            308,770
Less accumulated depreciation and amortization........        205,123             83,052
                                                             --------           --------
     Fixed assets, Net................................       $590,865           $225,718
                                                             ========           ========

     Depreciation expense for the reporting period were as follows:


                                                  Three Months         Nine Monhts
                                                     Ended                Ended
                                                   December 31,        December 31,
                                                  1999      1998      1999      1998
                                                  ----      ----      ----      ----
Depreciation expense............ ..............  $34,631   $11,538   $84,909   $34,614

(8) OTHER INTANGIBLES

     Other Intangibles primarily consists of purchase price of web sites acquired:

                                                        December 31, 1999   MARCH 31, 1999
                                                        -----------------   --------------
Domain Name -- eUniverse.Com..........................       $ 60,000             $--
Domain Names -- CD Universe, Inc......................        100,000
Domain Names -- Cases Ladder, Inc. ...................         75,000
Domain Names -- Gamer's Alliance, Inc. ...............         90,000
Domain Names -- The Big Network, Inc. ................         24,000
MegaDVD.com...........................................         52,500
FunOne.com............................................         53,564
Customer list -- CD Universe, Inc. ...................        250,000
Customer list -- Cases Ladder, Inc. ..................        100,000
Other.................................................         10,973              850
                                                             --------             ----
                                                              816,037              850
Less accumulated amortization.........................        107,894              340
                                                             --------             ----
Other Intangible, Net.................................       $697,356             $510
                                                             ========             ====


     The above Web sites and customer lists are valued at their fair value based on management's judgment and are being amortized on a straight-line basis over the period of ten years and three years, respectively. Amortization expense for goodwill and intangible assets for the reporting period ending December 31, 1999 was $1,596,622.

(9) INCOME TAXES

     The components of the provision for income taxes for the nine months period ended December 31, 1999 and 1998 are as follows:

                                                            1999       1998
                                                            ----       ----
Current tax expense
     U.S. Federal.......................................  $  --      $  --
     State and local....................................     --         --
                                                          --------   --------
Total current...........................................     --         --
                                                          --------   --------
Deferred tax expense
     U.S. Federal.......................................     --         --
     State and local....................................     --         --
                                                          --------   --------
Total deferred..........................................     --         --
                                                          --------   --------
Total tax provision from continuing operations..........  $  --      $  --
                                                          ========   ========

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                              1999     1998
                                                              ----     ----
Federal income tax rate.....................................  34.0%    34.0%
Deferred tax charge (credit)................................   --       --
                                                              ----     ----
Effect on valuation allowance...............................  34.0%    34.0%
State income tax, net of Federal benefit....................   --       --
                                                              ----     ----
Effective income tax rate...................................   0.0%     0.0%
                                                              ====     ====

(10) MAJOR VENDOR

     Traditionally, the Company have purchased approximately 90% of its merchandise from one vendor. The Company is in process of diversifying its sources for product procurement. As of December 31, 1999, three major vendors were owed a total of $977,000, distributed almost evenly, which are being paid through February 2000.

(11) COMMITMENTS AND CONTINGENCIES

     The Company has entered into several agreements to share revenues with individuals independent of the company. These individuals have provided the Company with computer games, which the Company has been operating on its web sites. The individuals have granted the Company usage of the computer games for up to 25% royalty of advertising revenue generated from the usage of the game on the Company's web sites. For the nine months ended December 31, 1999, the Company has no liabilities or expenses due under these agreements.

     The Company leases office space under non-cancelable operating lease agreements that expire within the next three years. Future lease payments under these non cancelable operating lease are as follows:

                                                            MARCH 31,
                                                            --------
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

(12) EQUITY COMPENSATION PLAN

     On June 15, 1999, the Company issued 25,000 shares of common stock as compensation to key employees of CD Universe, Inc. for their involvement in the Company activities. These shares were issued on June 15, 1999 and were valued at $9.50 per share (market price on issue date) and will vest on April 14, 2000. The compensation expense is being amortized over this period. During the quarter ended December 31, 1999, employees holding 12,630 stock certificates left the company and their shares were cancelled. At December 31, 1999, 12,370 of these shares remain outstanding.

     Additionally shares totaling $25,500 and $60,000 are to be issued to the principals of MegaDVD and FunOne.com as compensation for achieving performance targets. The related compensation expense of these shares has been accrued in the December 31, 1999 balance sheet.

     The following table presents the amount of stock-based compensation that would have been recorded under the following income statement categories if the stock-based compensation had not been separately stated in the financial statements.

                                                    Three Months         Nine Months
                                                        Ended               Ended
                                                     December 31,        December 31,
                                                  -----------------   -----------------
                                                   1999      1998      1999      1998
                                                   ----      ----      ----      ----
Marketing and Sales............................. $107,236   $ --     $144,842   $ --
Product Development.............................  (30,183)    --       13,341     --
General and Administrative......................    1,710     --        3,705     --
                                                  -------   -------   -------   -------
     Total stock based compensation............. $ 78,763   $ --     $161,888   $ --
                                                  =======   =======   =======   =======

     Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 5,000,000 shares of common stock have been reserved for issuance under the Plan. For the nine months ended December 31, 1999 the plan's activities were as follows:

STOCK OPTIONS:

                                                                                            WEIGHTED
                                                           NUMBER OF          EXERCISE       AVERAGE
                                                             SHARES             PRICE         PRICE
                                                             ------             -----         -----
Outstanding at 3-31-1999..............................       --                  --            --
Granted...............................................      4,659,750        $3.00-13.00      $7.00
Cancelled.............................................     (2,069,450)        6.00-11.40       9.51
Reissued..............................................      1,642,200            6.00          6.00
Exercised.............................................        --
Forfeited.............................................        --
                                                           ----------      ---------------    -----
Outstanding at 12-31-1999.............................      4,232,500        $3.00-13.00      $5.38
                                                           ----------      ---------------    -----
Options exercisable at 12-31-1999.....................        375,833        $3.00-13.00      $4.56
                                                           ----------      ---------------    -----


      Weighted average of remaining life of the options is 31 months.

     On September 15, 1999, the Company cancelled 1,932,000 options, which had been granted to employees on June 15, 1999 with a weighted average exercise price of $9.67 and reissued 1,642,200 (85 percent) options with a weighted average exercise price of $6.00 to the same employees. In addition to the stock options granted to the employees, the Company has granted 340,000 options with exercise price of $6.00 to an outside consultant for the services performed related to the acquisition of Cases Ladder, Inc. These options were valued $1,111,100 using the Black-Scholes option pricing model and have been included as part of the acquisition cost. Moreover, 95,000 options with exercise prices ranging from $6.00 to $13.00 Have been granted to three firms for investor relation and consulting services. These options have been recorded pursuant to SFAS 123 based on the fair market value of the equity instrument issued.

     The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted. Since the company has granted all its stock options at an exercise price equal to or above the quoted market value on the measurement date, no compensation expense related to issuance of stock option to employees has been recorded.

     Had the Company chosen the fair value method of accounting for transactions involving stock option issuance (SFAS No. 123), the Company would have recorded an additional $1,119,805 in compensation cost for the nine months ended December 31, 1999 as presented by the pro forma statement below:

                                                               Nine Months
                                                                  Ended
                                                               December 31,
                                                                   1999
                                                                   ----
Net loss as reported........................................   $(6,311,727)
                                                               -----------
Pro forma net loss..........................................   $(7,431,532)
                                                               -----------
Net loss per common share...................................   $     (0.42)
                                                               -----------
Pro forma loss per share....................................   $     (0.49)
                                                               -----------


     The Black-Scholes option-pricing model with a risk free interest rate ranging from 4.5% to 6.125%, a weighted average volatility of 78%, zero dividend yield and an expected life of three years for the options was used.

WARRANTS:


                                                   NUMBER
                                                  OF SHARES    EXERCISE PRICE
                                                  ---------    --------------
Outstanding at 3-31-1999........................     --              --
Granted.........................................   671,865     $  2.75-2.75
Exercised.......................................     --
Forfeited.......................................     --
                                                   -------     --------------
Outstanding at 12-31-1999........................  671,865     $  2.75-2.75
                                                   -------     --------------
Options exercisable at 12-31-1999................  400,000         $2.75
                                                   -------     --------------


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

(14) INTERIM SEGMENTED DISCLOSURES

     The following table represents segmented reporting for the reporting period ending December 31, 1999. There were no identifiable reportable segments during the similar period last year.

                                                          PRODUCT   SERVICES   CORPORATE    TOTAL
                                                          -------   --------   ---------    -----
                                                                          (000'S)
Revenue.................................................  $ 6,141   $   810     $  --      $ 6,951
Operating loss..........................................   (2,365)   (1,829)     (2,191)    (6,385)
Interest income.........................................                             57         57
Minority interest.......................................                 16                     16
                                                          -------   -------     -------    -------
Pre tax loss............................................   (2,365)   (1,813)     (2,134)    (6,312)
Net loss................................................   (2,365)   (1,813)     (2,134)    (6,312)
Assets..................................................   10,029    17,903       1,080     29,012
Depreciation and amortization...........................      801       869          11        966
Fixed assets additions..................................      220        90          12        322


     Significant reconciling items in the corporate columns are as follows:

Operating loss:  Professional fees $660; Compensation $449; Consulting $227;
                 Investor and public relations $508.

Assets:          Cash $680; Loans $156; Prepaid Expense $58; and Deposits $116.

     Management has chosen to organize the enterprise around differences in products and services. Products include audio CDs, videotapes, and digital videodisks. Services include advertising, membership and sponsorship revenue. All revenues recorded are from external customers.

(15) SUBSEQUENT EVENT

THEFT OF CUSTOMER DATA FROM CD UNIVERSE

    The Company was contacted in late December 1999 by a person claiming to possess CD Universe customer information and demanding compensation in return for not posting the information on the Internet. The FBI was immediately contacted and an investigation was initiated. The Company learned on Saturday January 8, 2000 that customer data was posted on the Internet and immediately notified the FBI, which caused the site to be shut down the same day. We have been cooperating with the FBI and other law enforcement officials to discover the extent to which our data may have been compromised and to identify the extortionist and limit any damage to the Company's customers.

    CD Universe has approximately 300,000 registered customers. Apart from claims made by the perpetrator and the minimal information on card data released, we cannot yet determine when or how the data was taken or the extent of the theft. For the purpose of our response to the theft, we have assumed that all customers may have been affected and have taken steps to mitigate our customers' exposure and inconvenience.

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

    Information regarding this theft of data has been widely disseminated in the national press. The publicity generated by the press coverage may cause customer concerns regarding the security of their credit card data, which could affect future sales of CD Universe products and consequently its revenues and operating results. As a result of the theft of data, there may be some adverse impact on our customer base. There may be a loss of confidence and loyalty in CD Universe directly and there may be a broader loss of confidence and loyalty in eUniverse, its e-commerce business and its brand identity. More generally, e-commerce as a whole could be adversely affected. The Company cannot yet predict the impact, if any, on its sales and operating results. However, we are developing marketing and customer relations programs to win back our customers' confidence following the implementation of our additional security enhancements.

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

ACQUISITION OF FALCON VENTURES CORPORATION

In an arms length transaction between unrelated parties, as of February 2, 2000, the Company acquired all of the outstanding capital stock of Falcon Ventures Corporation ("Falcon") from Take-Two Interactive Software, Inc. ("T2"), an unaffiliated third party, in exchange for 310,000 shares of the Company's common stock. The consideration paid was based upon negotiations between the parties to determine the value of the Falcon's shares and the shares issued. Falcon is an online retailer of DVDs through the web site dvdwave.com.

     Falcon is an online retailer of DVD movies, music CDs and VHS movies through its Web site at DVDwave.com. Falcon was incorporated on November 4, 1998 in California. As of February 25, 1999, T2 acquired all of the issued and outstanding stock of Falcon in exchange for 50,000 shares of T2 common stock. The fair market value of the transaction was $506,250, which was determined in an arms length negotiation between unrelated parties. Falcon has significant liabilities of $1,100,000 consisting of $500,000 in accounts payable which are ordinary and consistent with Falcon's line of business and $600,000 in loans due to T2. The loans from T2 will not be assumed by the Company.

ACQUISITION OF ASSETS OF D. SCOTT SMITH D/B/A POKEMONVILLAGE.COM AND QUAKE CITY GAMING NETWORK

     On February 1, 2000, The Company completed its acquisition of Pokemonvillage.com, a network of network of Generation Y (ages 10-20) focused sites. Domain names included in this transaction include Pokemonvillage.com, Forumnation.com, and Reverseauction.com. Pokemonvillage.com, with over 370,000 unique visitors in December 1999, as reported by Media Matrix, is one of the largest online communities for enthusiasts of Pokemon, computer/video games, and other collectables. Forumnation.com is youth focused web site allowing the users to discuss a variety of subjects such as music, comics, and games that is of interest to them. ReverseAuction.com site allows the owners of Pokemon cards, comics, and other collectibles to meet and auction off their items. The purchase price of this transaction was $250,000 payable in shares of the Company common stock. Additional payments of $190,000 in cash and $450,000 in stock options may be payable upon achievement of targeted numbers of banner advertisements displayed on the web pages of the Pokemonvillage.com and its related web sites through August 1, 2001. The former owner of Pokemonvillage.com is currently employed by the company and any additional earnings through the achievement of targeted goals will be treated as compensation expense in the period earned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for both the current quarter and nine months reflect the consolidated operations of eUniverse, including CD Universe, the predecessor company, Case's Ladder (from June 1), Gamer's Alliance (from July 1) and Big Network (from September 1) along with results for the corporation established in connection with the acquisitions of MCA and those identified above. Results for the comparable periods in 1998 include only those of CD Universe. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS -- QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1999 VS.
1998

NET SALES

     Net product sales include the selling price of music, video, games and other products sold by the Company, net of returns, as well as outbound shipping and handling charges. Net service sales include membership, sponsorship and advertising revenues.


                                        QUARTER ENDED               NINE-MONTHS ENDED
                                         DECEMBER 31,                 DECEMBER 31,
                                  --------------------------   --------------------------
                                   1999     1998    % CHANGE    1999     1998    % CHANGE
                                   ----     ----    --------    ----     ----    --------
                                  (IN THOUSANDS)               (IN THOUSANDS)

Net sales
     Products...................  $2,591   $2,572        1%    $6,141   $6,871      (11%)
     Services...................  $  480   $ --        100%    $  810   $ --        100%


     For the quarter ended December 31, 1999, total revenues increased nearly 20% or $0.5 million. Product revenues increased slightly over the prior year but were 66% over the second quarter. Additionally, advertising revenues grew to represent 16% of revenues and had a positive effect on gross margins. For the nine months ended December 31, 1999, total revenues were 1% higher than the prior year. For the nine month period, product revenues declined by 11% as a result of the prior quarter's performance that reduced first half sales by 11%. Revenues include barter advertising where we exchange banner and other ad impressions on our sites for similar quantities on our barter partner's sites. Barter revenues represented 3.5% and 1.5% of revenues for the quarter and nine months, respectively. The company had no barter transactions for the prior year. Net sales attributable to acquisitions include all sales of services. Advertising and membership revenues from our acquisitions amounted to $480 thousand during the quarter and $810 thousand for the nine months, compared to no revenues for the prior year. We expect that advertising revenues will continue to grow as a result of our emphasis in this area as well as realizing the full period effect of the acquisitions to date.

GROSS PROFIT

     Gross profit is calculated as net sales less the cost of sales, which consists of the cost of merchandise sold to customers and inbound and outbound shipping costs.


                                       QUARTER ENDED                NINE MONTHS ENDED
                                        DECEMBER 31,                   DECEMBER 31,
                                ----------------------------   ----------------------------
                                1999      1998      % CHANGE   1999      1998      % CHANGE
                                ----      ----      --------   ----      ----      --------
                                (IN THOUSANDS)                 (IN THOUSANDS)
Gross Profit
     Products.................  $392      $362          8%     $927    $1,073        (14%)
     Percentage of sales......  15.1%     14.1%                15.1%     15.6%

     Services.................  $487      $--         100%     $795      $--         100%
     Percentage of sales...... 101.4%      -- %                98.1%      -- %


     For the quarter ended December 31, 1999, combined gross profit increased as a percentage of net sales to 29% from 14% and in absolute dollars to $879 thousand from $362 thousand over the same period in 1998, reflecting a change in the mix of revenues to include advertising and membership revenues as noted above. Gross margins on product sales increased during the current quarter as a result of cost reductions in freight and shipping that went into effect in the quarter. Gross margin percentages on advertising revenues of over 90% are substantially higher than those of the product revenues of 14-16%. The Company over time intends to expand its product sales operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. However, the Company over time intends to continue to focus on increasing advertising revenue particularly for Case's Ladder, Gamer's Alliance and Big Network and thus improving margins.

MARKETING AND SALES

     Marketing and sales expenses consist primarily of fulfillment costs, advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. Fulfillment costs include the cost of operating and staffing the distribution and customer service center.


                                      QUARTER ENDED                 NINE-MONTHS ENDED
                                       DECEMBER 31,                   DECEMBER 31,
                               ----------------------------   ----------------------------
                               1999      1998      % CHANGE    1999      1998     % CHANGE
                               ----      ----      --------    ----      ----     --------
                               (IN THOUSANDS)                 (IN THOUSANDS)

Marketing and Sales..........$1,101      $373        195%     $2,123     $898       136%
Percentage of sales..........  35.9%     14.5%                  30.5%    13.1%

     Marketing and sales expenses increased during the quarter ended December 31, 1999 due to factors principally related to the acquisitions during the current year. For the three months, costs in the acquired companies accounted for $476 thousand of the $728 thousand increase. Payroll was $155 thousand, advertising $60 thousand and consulting and other services were $261 thousand. Comparatively in the product segment, processing and fulfillment costs increased $114 thousand, payroll increases were $84 thousand and advertising and promotion $114 thousand. For the nine months, costs in the acquired units accounted for $694 thousand of the $1,227 thousand increase. Increases in payroll was $244 thousand, advertising and promotion were $78 thousand and consulting and other services were $372 thousand. In the product segment there were increases of $220 thousand for payroll, $217 thousand in processing and fulfillment costs and advertising increases of $120 thousand. The Company intends to continue its branding and marketing campaigns, and any increases in sales will increase fulfillment costs. As a result, the Company expects marketing and sales expenses to continue to increase significantly in absolute dollars.

PRODUCT DEVELOPMENT

     Product development expenses consist of payroll and related expenses for developing and maintaining the Company's web sites and supporting technology.


                                       QUARTER ENDED                 NINE-MONTHS ENDED
                                        DECEMBER 31,                   DECEMBER 31,
                                ----------------------------   ----------------------------
                                1999      1998      % CHANGE   1999      1998      % CHANGE
                                ----      ----      --------   ----      ----      --------
                                (IN THOUSANDS)                 (IN THOUSANDS)
Product Development...........  $726      $ 90        707%   $1,221      $247        394%
Percentage of sales...........  22.5%      2.6%                17.6%      3.6%


     Product development costs increased as a result of increased payroll and related expense due to inclusion of the results for Case's Ladder, Gamer's Alliance and Big Network. The $636 thousand increase for the quarter came from $104 thousand in payroll related costs and $190 thousand in outside services related to the product segment and the remainder from increases related to the acquisitions and corporate site development and integration. Additional payroll in acquisitions added $215 thousand, internet fees $75 thousand and $50 thousand in outside services. For the nine months, costs in the acquisitions represented $562 thousand, payroll represented $348 thousand, contractor services represented $66 thousand and facilities represented $113 thousand. In the product segment, payroll increases were $220 thousand and contractor services were $194 thousand. The Company intends to create a tighter structure among its sites and design new sites, both of which will increase expenses.

GENERAL AND ADMINISTRATIVE

     General and administrative ('G&A') expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses.


                                      QUARTER ENDED                 NINE-MONTHS ENDED
                                       DECEMBER 31,                    DECEMBER 31,

                               ----------------------------   ----------------------------
                               1999      1998      % CHANGE    1999      1998     % CHANGE
                               ----      ----      --------    ----      ----     --------
                                   (IN THOUSANDS)                 (IN THOUSANDS)

General and administrative...$1,318      $ 16       8137%     $3,005     $198      1418%
Percentage of sales..........  42.9%      0.6%                  43.2%     2.9%


     Increases in G&A costs are primarily attributable to increased infrastructure costs associated with the Company's expansion efforts and increased costs to support its efforts to become registered with the SEC. These include payroll of $370 thousand, accounting and legal services of $397 thousand and professional consulting services of $318 thousand and other increases of $216 thousand consisted of office supplies and support expense categories. Similarly for the nine months increases included $833 thousand in payroll, $784 thousand in accounting and legal and $617 thousand in professional services and other increases of $561 thousand consisted of office supplies and support expense categories. The company expects G&A costs to continue to increase commensurate with its expansion plans.

AMORTIZATION OF INTANGIBLES

                                              QUARTER ENDED                 NINE-MONTHS ENDED
                                               DECEMBER 31,                     DECEMBER 31,
                                        ---------------------             ---------------------
                                        1999             1998             1999             1998
                                        ----             ----             ----             ----
                                             (IN THOUSANDS)                    (IN THOUSANDS)

Amortization of intangibles............   $681        $     --           $1,597         $     -


     The current period charges reflect the acquisitions of CD Universe, Case's Ladder, Gamer's Alliance and Big Network. The Company expects M&A Costs to increase in the fourth quarter of 1999 and beyond, because the Company will record amortization expense relating to the acquisitions of Falcon Ventures and Pokemon Village. It is likely that the Company will continue to expand its business through acquisitions and investments, which would cause Amortization Costs to increase.

STOCK-BASED COMPENSATION

     Stock-based compensation is comprised of the portion of acquisition related consideration conditioned on the continued tenure of key employees, which must be classified as compensation expense under generally accepted accounting principles.


                                            QUARTER ENDED                   NINE-MONTHS ENDED
                                             DECEMBER 31,                      DECEMBER 31,
                                        ---------------------             ---------------------
                                        1999             1998             1999             1998
                                        ----             ----             ----             ----
                                             (IN THOUSANDS)                    (IN THOUSANDS)
Stock-based Compensation.............   $ 71        $     --              $162        $     --


     The expenses for the quarter and nine months are attributable to stock compensation provided in connection with the acquisitions of MegaDvd.com and Funone.com and awards under the 1999 Stock Awards Plan where 12,370 shares of restricted common stock were issued to CD Universe employees that are being amortized over the vesting period that ends April 14, 2000.

NON-OPERATING INCOME AND (EXPENSE)

                                                        QUARTER ENDED                   NINE-MONTHS ENDED
                                                         DECEMBER 31,                     DECEMBER 31,

                                                    ----------------------            ---------------------
                                                    1999             1998             1999             1998
                                                    ----             ----             ----             ----
                                                       (IN THOUSANDS)                    (IN THOUSANDS)

Interest income..............................       $19         $     --              $57         $     --
Minority interest............................       $ -         $     --              $16         $     --


     Interest income increased due to higher cash balances resulting from the Company's financing activities, principally the April 1999 issuance of $6.8 million in 6% Convertible Preferred Stock ('Preferred) and $0.9 million in common stock. Minority interest represents the 20% minority shareholders of Big Network's share of their losses for the year-to-date period, limited by their investment.

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

NET INCOME


                                   QUARTER ENDED                   NINE-MONTHS ENDED
                                    DECEMBER 31,                     DECEMBER 31,
                               ----------------------            ---------------------
                               1999             1998             1999             1998
                               ----             ----             ----             ----
                                  (IN THOUSANDS)                    (IN THOUSANDS)

Net (Loss)..............     $(3,007)          $ (118)         $(6,312)         $ (270)
Percentage of sales.....      ( 97.9%)          (4.6%)           (90.8%)          (3.9%)


     Net Income/(Loss) attributable to acquisitions include ($1,125) thousand for the quarter ended 9/30/99 and nothing for the quarter ended 9/30/98. Net Income/(Loss) attributable to acquisitions include ($1,813) thousand for the nine months ended 9/30/99 and nothing for the nine months ended 9/30/98.

LIQUIDITY AND CAPITAL RESOURCES

     Since April 14, 1999, the Company has satisfied its cash requirements primarily through private placements of equity securities (including the $6.3 million raised in April of 1999 in exchange of shares of the Company's Series A 6% Convertible Preferred Stock) and cash flow from sales of music CDs and videos.

     Net cash used in operating activities was $4.1 million and $158 thousand for the nine-month periods ended December 31, 1999 and 1998, respectively. Net operating cash flows were primarily attributable to quarterly net losses, increases in current assets, offset by increases in current liabilities and by non-cash charges for depreciation and amortization and merger and acquisition related costs.

     Net cash used in investing activities was $1.3 million and $159 thousand for the nine-month periods ended December 31, 1999 and 1998, respectively. In the nine-months, $0.9 million was used for acquisitions, consisting of $1.9 million in cash paid for the CD Universe acquisition, less $1.0 million received from acquisitions. The remainder was used for purchases of fixed assets. Investments for 1998 consisted of fixed asset purchases and loans to a former officer.

     Net cash provided by financing activities of $6.3 million for the nine-month period ended December 31, 1999 resulted from proceeds relating to the sale of 1.8 million shares of Preferred for $6.3 million, net of financing costs and $858,447 from sale of 897,835 shares of common stock.

     As of December 31, 1999, the Company's principal commitments include obligations for leases amounting to about $180 thousand, annually. Continued acquisitions and investments may also require future capital expenditures.

     The Company believes that the cash balance of $0.9 million at December 31, 1999 along with the TakeTwo Interactive investment of $2 million is currently sufficient to meet the Company's anticipated cash needs. We anticipate that we will need to raise additional funds to meet our operating needs and the company is in current discussions with an investment banker, Gerard Klauer Mattison, in connection with such plans. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or to obtain a line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

1. As of October 1, 1999, the Company purchased all of the assets of Funone.com in exchange for 8,733 shares of the Company's common stock, $.001 par value (the "Common Stock"), valued at $50,000.

2. Effective as of December 10, 1999, as compensation for consulting services for the following twelve months, the Company issued to Michael Zaroff warrants to purchase 60,000 shares of Common Stock at an exercise price of $6.00 per share, which were exercisable immediately and expire on December 31, 2000. These warrants have a value of $118,000 based on the Black-Scholes valuation model.

3. Effective as of December 10, 1999, as compensation for consulting services for the following twelve months, the Company issued to Bob Agriogianis warrants to purchase 60,000 shares of Common Stock at an exercise price of $6.00 per share, which were exercisable immediately and expire on December 31, 2000. These warrants have a value of $118,000 based on the Black-Scholes valuation model.

4. Effective as of January 15, 2000, as compensation for consulting services for 1 month, the Company issued to Mark Bergman warrants to purchase 20,000 shares of Common Stock at an exercise price of $4.75 per share, and warrants to purchase 20,000 shares of Common Stock at an exercise price of $5.75 per share, which were exercisable immediately and expire on January 31, 2001. These warrants have a value of $39,000 based on the Black-Scholes valuation model.

5. As of February 1, 2000, the Company purchased all of the assets of Pokemonvillage.com and Quake City Gaming Network in exchange for 43,630 shares of Common Stock. See Item 5 below.

6. As of February 2, 2000, the Company purchased all of the outstanding stock of Falcon Ventures Corporation in exchange for 310,000 shares of Common Stock. See Item 5 below.

7. As of February 2, 2000, the Company sold 400,000 shares of Common Stock to Take-Two Interactive Software, Inc. in exchange for $2,000,000 in cash. Proceeds from this sale are being used for general corporate purposes.

8. The Company amended terms of its Series A 6% Convertible Preferred Stock, $.10 par value, (the "Preferred Stock") with the consent of the requisite number of holders of the Preferred Stock and the Company issued warrants as consideration for such consents. See Item 4 below.

     The foregoing sales of Common Stock were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation

D promulgated thereunder for transactions not involving a public offering. No underwriters were engaged in connection with the foregoing sales of securities. These sales were made without general solicitation or advertising. Each purchaser was an "accredited investor" or a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to the Company that the shares were being acquired for investment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Beginning in December 1999, the Company solicited the consent of the holders of the Preferred Stock (the "Preferred Stockholders") to modify the terms of the agreements between the Company and each Preferred Stockholder as described below. The Company issued warrants to purchase shares of Common Stock as consideration for the consent of the Preferred Stockholders.

     1. Clarification of Certificate of Designation.

     As a result of an ambiguity caused by the wording of the Certificate of Designation of Preferred Stock setting forth the terms of the Preferred Stock (the "Certificate of Designation"), the Company desired to clarify that the Company is not required to notify the Preferred Stockholders at least thirty
(30) days prior to acquiring the stock or assets of another company and that such a transaction does not constitute a Liquidation Event so long as the Company is the surviving entity in such a transaction. The Company solicited the consent of the Preferred Stockholders to the following amendment to clarify the wording in the Certificate of Designation by deleting Section 4(c)(ii) and inserting in lieu thereof:

     "(ii) a consolidation, merger, acquisition, reorganization or other business combination of the Company with or into any other non-publicly traded company or companies where the Company is not the surviving company, shall be treated as a Liquidation Event as defined in Section 4(a)."

     2. Amendment to Registration Rights.

     Pursuant to Section 2 of the Registration Rights Agreement (the "Registration Rights Agreement"), by and among each of the Preferred Stockholders (collectively, the "Subscribers") and the Company dated as of April 1999 and Section 5.5 of the Regulation D Subscription Agreement between the Company and each of the Subscribers (the "Subscription Agreement"), the Company is required to file a Registration Statement to register the shares of its Common Stock issuable upon conversion of the Preferred Stock. In order to assist the Company in its financing activities, the Company sought to delete Section 2 of the Registration Rights Agreement and Section 5.5 of the Subscription Agreement. The Company solicited each Preferred Stockholder's consent pursuant to Section 11 of the Registration Rights Agreement to amend that Agreement to delete Section 2 thereof; provided that Section 2 shall be reinstated in the event that the Company has not raised additional capital contributions or proceeds from debt issuances of at least $5 million within 6 months of the date of the letter soliciting the Preferred Stockholder's consent (the "Letter Date") of which at least $3 million shall have been raised within 4 months of the Letter Date (referred to as "Minimum Proceeds"). The Company also requested each Preferred Stockholder's consent to amend the Subscription Agreement to delete Section 5.5 thereof. Each Subscriber was also requested to agree to waive its piggyback registration rights as provided in
Section 3 of the Registration Rights Agreement with respect to any registration statement that the Company is required to file for other holders of Series A Preferred Stock in the event that such a registration statement is required to be filed in the next 12 months following the Letter Date.

     3. Consent to Delay Conversion of Preferred Stock.

     Notwithstanding the provisions of the Certificate of Designation, the Company sought each Preferred Stockholder's agreement not to convert its shares of Preferred Stock to shares of Common Stock until August 15, 2000; provided that the Company raises the Minimum Proceeds. However, each Preferred Stockholder may convert and sell up to twenty percent (20%) of its shares of Preferred Stock during any 30 day period beginning April 15, 2000 in the event that the Company's Common Stock average weekly Closing Bid Price is greater than $12.00 per share during such period.

     The requests to consent described in paragraphs 1, 2 and 3 above were approved as of February 2, 2000 by the requisite consents from the Preferred Stockholders. In consideration for the Preferred Stockholders' consent to items 1 through 3 above, the Company issued to each of the Preferred Stockholders
(a) a warrant to purchase a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Preferred Stock beneficially owned by the Preferred Stockholder at an exercise price of $6.00 per share; and (b) a warrant to purchase a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Preferred Stock beneficially owned by the Preferred Stockholder at an exercise price of $8.00 per share.

ITEM 5.  OTHER INFORMATION

Acquisition of Assets of D. Scott Smith d/b/a Pokemonvillage.com and Quake City Gaming Network

As of February 1, 2000, the Company acquired substantially all of the assets from D. Scott Smith, an unaffiliated third party, used in the operation of the Pokemonvillage.com and Quake City Gaming Network web sites, in exchange for 43,630 shares of Common Stock valued at $250,000. The consideration paid was based upon negotiations between the parties to determine value of the assets acquired and the shares issued. After the closing, Mr. Smith became and is currently employed by the Company. The Pokemonvillage.com and Quake City Gaming Network web sites provide online communities for enthusiasts of computer/video games, and other collectibles; forums for youth focused discussions on a variety of subjects that includes games, music, comics, and other collectibles; and forums for owners of collectible cards, comics, and other collectibles to meet and auction off their items.

Acquisition of Falcon Ventures Corporation

     As of February 2, 2000, the Company acquired all of the outstanding capital stock of Falcon Ventures Corporation ("Falcon") from Take-Two Interactive Software, Inc. ("T2"), an unaffiliated third party, in exchange for 310,000 shares of the Company's common stock. The consideration paid was based upon negotiations between the parties to determine the value of the Falcon's shares and the shares issued. Falcon is an online retailer of DVDs through the web site dvdwave.com.

Financial statements required under Item 7 of Form 8-K with respect to the two transactions described above are not being filed with this report on Form 10-Q and will be filed as an amendment hereto within 60 days of the date of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as part of this report:

Exhibit
-------
Number    Exhibit Title/Description
------    -------------------------
   3.01 -- Articles of Incorporation of the Company.(1)
   3.02 -- Amended Articles of Incorporation of the Company
           regarding change of name.(1)
   3.03 -- Certificate of Amendment of Articles of Incorporation
           regarding issuance of Preferred Stock.(1)
   3.04 -- Bylaws of the Company.(1)
   3.05 -- Amendment to Bylaws.(1)
   3.06 -- Designation of Preferred Stock of Motorcycle Centers of
           America, Inc. dated April 7, 1999, as filed with the
           Secretary of the State of Nevada, which defines the rights and preferences of the Preferred Stock of the Company.(1)
  10.01 -- Stock Purchase Agreement by and between Palisades
           Capital, Inc. and Charles Beilman, dated as of October 1,
           1998 (the 'Stock Purchase Agreement').(1)
  10.02 -- Amendment to Stock Purchase Agreement, dated December 29,
           1998.(1)
  10.03 -- Amendment No. 2 to Stock Purchase Agreement, dated
           February 11, 1999.(1)
  10.04 -- Amendment No. 3 to Stock Purchase Agreement, dated as of
           March   , 1999.(1)
  10.05 -- Amendment Number 4 to Stock Purchase Agreement, dated as of June 9, 1999.(1)
  10.06 -- Agreement and Plan of Reorganization by and among
           Motorcycle Centers of America, Inc., Entertainment
           Universe, Inc. and the principal officers of Entertainment
           Universe, Inc., dated April 9, 1999.(1)
  10.07 -- Entertainment Universe, Inc. Regulation D Subscription
           Agreement, dated as of April   , 1999.(1)
  10.08 -- Entertainment Universe, Inc. Registration Rights
           Agreement, dated as of April 1999.(1)
  10.09 -- Assignment and Assumption Agreement by and between
           Entertainment Universe, Inc. and Motorcycle Centers of
           America, Inc., dated as of April 14, 1999.(1)
  10.10 -- Stock Purchase Agreement by and among Motorcycle Centers of America, Inc. and the shareholders of Case's Ladder,
           Inc., dated as of April 21, 1999.(1)
  10.11 -- Contract of Employment by and between Entertainment
           Universe, Inc. and William R. Wagner, dated March 25,
           1999.(1)
  10.12 -- Employment Agreement by and between eUniverse, Inc. and
           Leland N. Silvas, dated as of April 14, 1999.(1)
  10.13 -- Letter agreement between Entertainment Universe, Inc. and
           E.P. Opportunity Fund, L.L.C. regarding appointment of a
           director of Entertainment Universe, Inc., dated April 6,
           1999.(1)
  10.14 -- Modification and Restatement of Lease by and between
           Vincenzo Verna Trustee d/b/a Harvest Associates and CD
           Universe, Inc. for the Company's office space in
           Wallingford, Connecticut, dated as of February 1, 1999.(1)
  10.15 -- Agreement and Plan of Reorganization by and among
           eUniverse, Inc., Gamer's Alliance, Inc., and Larry N.
           Pevnick and Robin T. Pevnick, Ten Ent., residents of St.
           Louis County, Missouri, and Stan Goldenberg and Andrea R.
           Goldenberg, Ten Ent., residents of St. Louis County,
           Missouri, dated as of the 1st day of July, 1999.(2)
10.15.1 -- Second Amendment to Agreement and Plan of Reorganization
           by and among eUniverse, Inc., Gamer's Alliance, Inc., and
           Larry N. Pevnick and Robin T. Pevnick, Ten Ent., residents of St. Louis County, Missouri, and Stan Goldenberg and
           Andrea R. Goldenberg, Ten Ent., residents of St. Louis
           County, Missouri, dated as of the 12th day of November,
           1999.(1)
  10.16 -- Agreement and Plan of Reorganization by and among
           eUniverse, Inc., The Big Network, Inc., Stephen D.
           Sellers, John V. Hanke and Michael Sellers, dated July 30,
           1999 (effective as of August 31, 1999).(2)
  10.17 -- Letter Agreement by and among Brad D. Greenspan, Charles
           Beilman, Stephen D. Sellers and John V. Hanke regarding
           appointment of a director of eUniverse, Inc., dated as of
           August 31, 1999.(2)
  10.18 -- Employment Agreement by and between eUniverse, Inc. and
           John Haiduck, dated as of June 17, 1999.(2)
  10.19 -- Employment Agreement by and between eUniverse, Inc. and
           Stephen D. Sellers, dated as of August 31, 1999.(2)
  10.21 -- eUniverse, Inc. Registration Rights Agreement dated July
           30, 1999.(2)
  10.22 -- Office Sublease by and between Golden Gate University and
           The Big Network, Inc., dated July 9, 1999.(2)
  10.23 -- Engagement Letter by and among Gerard Klauer Mattison &
           Co., Inc. by Entertainment Universe, Inc. and Brad
           Greenspan, dated February 24, 1999.(2)

Exhibit
-------
Number    Exhibit Title/Description
------    -------------------------

  10.24 -- Indemnification Agreement by Entertainment Universe, Inc.
           and Brad Greenspan in favor of Gerard Klauer Mattison &
           Co., Inc., dated February 24, 1999.(2)
  10.25 -- eUniverse, Inc. 1999 Stock Awards Plan.(2)
  10.26 -- Online Partner Agreement between CD Universe, Inc. and
           Accessio.com Inc., regarding US-Style, dated November 5,
           1998.(1)
  10.27 -- Employment Agreement by and between eUniverse, Inc. and Martin Hamilton, dated as of October 25, 1999.(1)
  10.28 -- Web Advertising Agreement by and between eUniverse, Inc.
           and Mpath Interactive, Inc., dated as of August 13, 1999.
           Portions of Exhibit 10.28 have been omitted pursuant to a request for confidential treatment.(3)
  10.29 -- eUniverse, Inc. Common Stock Purchase Warrant to Gerard
           Klauer Mattison & Co., Inc., dated April 14, 1999.(1)
  10.30 -- Asset Purchase Agreement by and between eUniverse, Inc. and Scott
           Smith d/b/a POKEMONVILLAGE.COM AND QUAKECITY GAMING
           NETWORK, dated as of February 1, 2000.*
  10.31 -- Letter agreement by and among eUniverse, Inc. Take-Two
           Interactive Software, Inc. and Falcon Ventures
           Corporation, dated as of February 2, 2000.*
  10.32 -- Employment Agreement by and between eUniverse, Inc. and William R. Wagner dated as of April 5, 1999.*
  21.01 -- Subsidiaries of eUniverse, Inc.(1)
  27.01 -- Financial Data Schedule*

---------
 * Filed herewith.


(1) Incorporated by reference to the Company's Form 10 filed on June 15, 1999 (Registration File No. 0-26355).

(2) Incorporated by reference to the Company's Form SB-2 filed on September 13, 1999 (Registration File No. 333-86959).

(3) Incorporated by reference to the Company's Form 10-Q filed on November 15, 1999.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 1999.





SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                     eUNIVERSE, INC.
                                     Registrant

Dated:  February 14, 2000                  /s/ WILLIAM R. WAGNER
                                     --------------------------------------
                                     William R. Wagner
                                     Chief Financial Officer
                                     (Principal Financial Officer)
                                     and Registrant's Authorized Officer