Form 10-K
period 2000-03-31
EUNIVERSE INC
filed 2000-07-14
CIK 1088244

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 14, 2000
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -------------------
                                   FORM 10-K

(MARK ONE)

[x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER     -

                            -------------------
                                eUNIVERSE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEVADA                                             06-1556248
     (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

        101 NORTH PLAINS INDUSTRIAL ROAD, WALLINGFORD, CONNECTICUT 06492
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 265-6412

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)
                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes __ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of July 10, 2000, there were 17,789,106 shares of the Registrant's common stock outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq Small Cap Market on July 10, 2000) was approximately $28,744,700. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on September 15, 2000 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

________________________________________________________________________________
                                eUNIVERSE, INC.
          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.
Item 1.     Business....................................................     1
            Factors Affecting eUniverse's Business, Operating Results,
            and Financial Condition.....................................    17
Item 2.     Facilities..................................................    22
Item 3.     Legal Proceedings...........................................    23
Item 4.     Submission of Matters to a Vote of Security Holders.........    23
            Executive Officers of eUniverse.............................    24

PART II.
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    26
Item 6.     Selected Financial Data.....................................    29
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    30
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................    38
Item 8.     Financial Statements and Supplementary Data.................    38
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    38

PART III.
Item 10.    Directors and Executive Officers of the Registrants.........    39
Item 11.    Executive Compensation......................................    39
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    39
Item 13.    Certain Relationships and Related Transactions..............    39

PART IV.
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    40
            Signatures

                                     PART I

    Information contained in this Annual Report on Form 10-K ('Form 10-K') for eUniverse, Inc. contains projections or other 'forward-looking statements' regarding future events or the future financial performance of eUniverse. Sentences or phrases that use such words as 'believes,' 'anticipates,' 'should,' 'plans,' 'may,' 'hopes,' 'can,' 'will,' 'expects,' 'is designed to,' 'with the intent,' 'potential' and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. We wish to caution you that these statements are only predictions and that actual events or results may differ materially. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those contained in our projections or forward-looking statements, including, among others, potential fluctuations in quarterly results, rapid technological and market change, acquisition strategy, risks associated with Internet infrastructure, volatility of stock price, financial risk management, and future growth subject to risks. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled 'Factors Affecting eUniverse's Business, Operating Results, and Financial Condition' beginning on page 17 of this Form 10-K. Unless required by law, the Company undertakes no obligation to revise of these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS.

OVERVIEW

    eUniverse operates a network of entertainment-related web sites focused on music, filmed and interactive entertainment. eUniverse's web properties include CD Universe, an online retailer of music products and accessories; Video Universe, an online retailer of video cassettes, DVDs and laser discs; and Games Universe, an online retailer of single and multiplayer computer games. We do not offer and do not intend to offer online gambling or other activities associated with gambling.

    eUniverse also provides a unique library of proprietary community building software technologies, named LivePlace. LivePlace combines group browsing, chat, instant messaging and a host of other advanced features to introduce social interaction to the web browsing and shopping experience.

    Historically, we primarily have generated revenue from merchandise sales. We have implemented a program to generate advertising revenue through paid third-party advertising on eUniverse's web sites and licensing revenue from licensing our LivePlace software to third parties. We also intend to diversify our retail offerings to include a greater selection of products, such as online downloads of content, clothing, sports items and accessories.

MUSIC ENTERTAINMENT

    The online store (www.cduniverse.com) of eUniverse's wholly owned subsidiary, CD Universe, Inc., currently offers Internet customers a selection of over 240,000 individual CD titles as well as proprietary content and features. Recently, we established a Japanese version of the CD Universe web site that markets and sells CDs and related products to Japanese customers.

FILMED ENTERTAINMENT

    eUniverse's Video Universe online store (www.videouniverse.com) offers Internet users a selection of over 40,000 movie titles in videocassette, DVD and laser disc formats. Additionally, the online store (www.dvdwave.com) of eUniverse's wholly owned subsidiary, Falcon Ventures Corporation, offers a selection of over 5,000 DVD titles. This store has recently been combined with the CD Universe DVD store.

INTERACTIVE ENTERTAINMENT

    eUniverse's Games Universe site (www.gamesuniverse.com) sells interactive computer games and links users to eUniverse's online interactive gaming sites operated by our subsidiaries, which include

Case's Ladder (www.casesladder.com), an online portal to a variety of games that provides competitive rankings for online game players and allows game players to compete against one another in a variety of tournaments and leagues, Gamer's Alliance (www.gagames.net), a network of online gaming editorial web sites devoted to interactive PC games, and The Big Network (www.bignetwork.com), a site offering classic board and card games (e.g., chess, checkers, backgammon, spades). eUniverse also operates other entertainment web sites, including:

        Pokemonvillage.com, an online community for enthusiasts of Pokemon, computer/video games, and other collectibles;

        Funone.com, a web site that provides online greetings, cartoons, joke lists and gags. Subscribers can receive weekly jokes and send fun electronic greetings to their friends.

        Forumnation.com, a youth focused web site allowing the users to discuss a variety of subjects, such as music, comics, and games that are of interest to them; and

        ReverseAuction.com, a site that allows the owners of Pokemon cards, comics, and other collectibles to meet and auction their items.

EXPANSION

    eUniverse intends to continue to leverage its online retailing expertise into other e-commerce areas by expanding its current product offerings through acquisitions of content-oriented web sites that have experienced high growth in unique monthly visitors and attractive demographics that cater to specific communities of interest in the music, video and games businesses.

    Concurrently with its acquisition strategy, eUniverse is actively adding to and improving upon the existing content and functionality of its web sites.

GENERAL DEVELOPMENT OF BUSINESS

    Entertainment Universe, Inc. was founded in February 1999 by Brad D. Greenspan for the purpose of developing and acquiring entertainment-related Internet businesses. Motorcycle Centers of America, Inc., was a Nevada corporation with no significant operations or revenue since 1995, whose shares were publicly traded on the OTC Bulletin Board. In March 1999, Entertainment Universe and Motorcycle Centers entered into a letter of intent to undertake a reorganization under which the holders of Entertainment Universe common stock would exchange their Entertainment Universe shares for shares of Motorcycle Centers common stock on a one-to-one basis. On April 14, 1999, the reorganization was completed. As a result of the reorganization, Entertainment Universe shareholders owned 92% of Motorcycle Center's shares of common stock and Entertainment Universe became a wholly owned subsidiary of Motorcycle Centers. The reorganization was an arms length transaction between unrelated parties. The fair market value of the Motorcycle Centers shares issued to the Entertainment Universe shareholders was $897,835, based upon negotiations between the parties.

    Also on April 14, 1999 but immediately prior to the closing of the reorganization, Entertainment Universe sold 1,795,024 shares of Series A Convertible Preferred Stock in a private offering under Regulation D of the Securities Act of 1933, raising $6,462,086, before offering costs were deducted. In connection with the reorganization, the holders of the Entertainment Universe Series A Convertible Preferred Stock exchanged their shares, on a one-to-one basis, for shares of Motorcycle Centers convertible preferred stock which have equivalent rights and preferences.

    Entertainment Universe used $1,915,000 of the preferred stock offering proceeds (plus 2,425,000 shares of common stock with a fair market value of $7,275,000) to acquire CD Universe. The consideration paid was based upon negotiations between the parties. This was an arms length transaction between unrelated parties. CD Universe is a Connecticut corporation engaged in the business of selling audio CDs and videotapes over the Internet. Concurrently with the closing of the reorganization, Entertainment Universe distributed its asset, the capital stock of CD Universe, to its sole shareholder, Motorcycle Centers. Motorcycle Centers, the parent entity following the reorganization, changed its name to eUniverse, Inc.

    The following chart summarizes our corporate organizational structure immediately following the reorganization:

            92%                                         8%
   Former shareholders of                     Former shareholders of
Entertainment Universe, Inc.            Motorcycle Centers of America, Inc.

         eUniverse, Inc.
  (formerly, Motorcycle Centers
        of America, Inc.)

     100%
 Entertainment                   100%
Universe, Inc.             CD Universe, Inc.

    As neither Motorcycle Centers nor Entertainment Universe had any significant operations prior to the acquisition of CD Universe, CD Universe is considered to be the predecessor entity and its historical financial statements have been included in this Form 10-K.

RECENT TRANSACTIONS

ACQUISITION OF ASSETS OF GREEN WILLOW INTERNATIONAL CORP. D/B/A MEGADVD.COM

    In an arms length transaction between unrelated parties, as of May 17, 1999, eUniverse acquired all of the assets of Green Willow International Corp., consisting primarily of the megadvd.com web site, in exchange for 4,605 shares of eUniverse common stock valued at $11.40 per share, which was the market price of the stock on the issue date. The consideration paid was based upon negotiations between the parties to determine the valuation of Green Willow and the shares issued. After the closing, Mr. Steve Martin and Ms. Korri Kolesa, the shareholders of Green Willow, became and remain currently employed by eUniverse.

    The MegaDVD.com web site is devoted to the retail sale of DVDs.

ACQUISITION OF CASE'S LADDER, INC.

    In an arms length transaction between unrelated parties, on May 31, 1999, eUniverse acquired all of the outstanding shares of common stock of Case's Ladder, Inc. in exchange for 700,000 shares of eUniverse common stock with a fair market value of $10.00 per share. The consideration paid was based upon negotiations between the parties to determine the valuation of the shares exchanged pursuant to a Stock Purchase Agreement (the 'Case's Ladder Agreement'). The other parties to the agreement are Case's Ladder, Inc. and its shareholders -- Frank Westall (Chief Executive Officer and Chairman of Case's Ladder) and Edward Hilts (Chief Operating Officer and Chief Financial Officer of Case's Ladder). Frank Westall, Edward Hilts and Jeremy Rusnak were employed by Case's Ladder and, in connection with their employment, they were granted options to purchase 600,000 shares of eUniverse's common stock, in the aggregate, at a price of $10 per share on June 15, 1999. These options expire on June 15, 2009 and 1/12 of the options vest over three years on December 16, March 16, June 16 and September 16 of each year. Both Messrs. Westall and Hilts terminated their employment with eUniverse on February 1, 2000 and June 15, 2000, respectively.

    The Case's Ladder web site serves primarily as an online game portal, providing competitive rankings for online gamers in a number of online games and allowing gamers to compete against one another in a variety of tournaments and leagues. The Case's Ladder web site currently has over 1.1 million registered users. Based on a customer survey, approximately 75% of registered users on the

Case's Ladder web site are between the ages of 18 and 50 with the majority of those visitors having an annual income over $50,000. Case's Ladder currently derives revenue only from membership fees and advertising. eUniverse believes that the users of the Case's Ladder web site represent favorable demographics and expand the customer base for our existing products. With the acquisition of Case's Ladder, we also diversified our product offerings into the computer games area.

ACQUISITION OF GAMER'S ALLIANCE, INC.

    In an arms length transaction between unrelated parties, as of June 30, 1999, eUniverse acquired all of the outstanding shares of Gamer's Alliance, Inc. stock in exchange for 78,125 shares of eUniverse's common stock with a fair market value of $1,000,000. eUniverse may make additional payments to the sellers of up to an aggregate of 97,656 additional shares of eUniverse's common stock over a period of five calendar quarters through June 30, 2000, contingent upon Gamer's Alliance achieving specified milestones with respect to revenue, the number of unique site visitors and other factors. The consideration paid was based upon negotiations between the parties to determine the valuation of the Gamer's Alliance shares. Three members of management of Gamer's Alliance -- Adam Goldenberg (President), Matthew Rowell, and Anthony Wyss -- remain employed by Gamer's Alliance under employment agreements.

    Gamer's Alliance has been online since January 1997, and operates a network of gaming-related sites on the Internet. On a monthly basis, Gamer's Alliance receives over 750,000 unique visitors and generates over 10 million banner impressions. It owns and operates a network of more than 50 web sites, including GA-games, GA-Source (a gaming news site which provides game previews, product reviews and interviews), and GA-Sports (a network of news on computer sports gaming).

ACQUISITION OF THE BIG NETWORK, INC.

    As of August 31, 1999, eUniverse acquired 80% of the outstanding capital stock of The Big Network, Inc. in exchange for 1,440,000 shares of eUniverse common stock, with a fair market value of $8,820,000. As of May 18, 2000, eUniverse had acquired all of the remaining outstanding Big Network shares in exchange for 360,000 shares of eUniverse, with a fair market value of $2,205,000. Each of these stock exchanges were arms length transactions between unrelated parties. The consideration paid was based upon negotiations between the parties to determine the value of the Big Network and eUniverse shares. Subsequent to the closing, shareholders and principal officers of Big
Network -- Stephen Sellers and John Hanke -- became Vice Presidents of eUniverse. On January 6, 2000, Mr. Hanke resigned his position to pursue other business opportunities.

    The Big Network site provides a full suite of classic board and card games, including spades, checkers, chess, backgammon, reversi and morph, allowing thousands of simultaneous players to meet, chat and play parlor games in a friendly setting. The site's gaming system is based on a sophisticated Java client-server architecture designed to support over 10,000 users. Big Network currently hosts over 210,000 registered members and generates almost three million advertising impressions per month.

    As of May 15, 2000, former shareholders of Big Network who hold a total of 1,665,155 shares of eUniverse common stock entered into an agreement with eUniverse which provides eUniverse with the right to purchase a minimum of 500,000 shares of eUniverse common stock, on a pro rata basis, from all of the former shareholders of Big Network who, as of the closing of such agreement, are shareholders of eUniverse and counter-signatories to such agreement. The closing was scheduled to occur on or before May 26, 2000. eUniverse is in default under this agreement due to failure to close by the scheduled closing date.

ACQUISITION OF FUNONE.COM

    In an arms length transaction between unrelated parties, as of October 1, 1999, eUniverse acquired funone.com from Don Burgess in exchange for 8,733 shares of eUniverse common stock with a value of $50,000. After the closing, Mr. Don Burgess became and remains employed by eUniverse. eUniverse will make contingent payments to Mr. Burgess of up to $350,000 in additional shares of eUniverse's common stock, based upon the average closing price of eUniverse's common stock for the last five days of each month, over the period of six calendar months from the closing, contingent upon funone.com achieving specified milestones with respect to unique site visitors.

    The funone.com web site provides online greetings, cartoons, joke lists and gags. Subscribers can receive weekly jokes and send fun electronic greetings to their friends.

ACQUISITION OF POKEMONVILLAGE AND QUAKE CITY GAMING NETWORK

    As of February 1, 2000, in an arms length transaction between unrelated parties, eUniverse completed its acquisition of the Pokemonvillage.com and Quake City Gaming Network from D. Scott Smith. The purchase price of this transaction was $250,000 payable in shares of eUniverse common stock, based upon negotiations between the parties. After the closing, Mr. Scott became and remains employed by eUniverse. Under Mr. Smith's employment agreement with eUniverse, additional payments of up to $190,000 in cash and up to an aggregate value of $450,000 in stock options, based upon the fair market price of eUniverse's common stock price at the date of grant, may be payable upon achievement of targeted numbers of banner advertisements displayed on the web pages of the Pokemonvillage.com and its related web sites through August 1, 2001.

    Domain names included in this transaction include Pokemonvillage.com, Forumnation.com, and Reverseauction.com. Pokemonvillage.com, with over 370,000 unique visitors in December 1999, as reported by Media Matrix, is one of the largest online communities for enthusiasts of Pokemon, computer/video games, and other collectibles. Forumnation.com is youth focused web site allowing the users to discuss a variety of subjects such as music, comics, and games that are of interest to them. ReverseAuction.com site allows the owners of Pokemon cards, comics, and other collectibles to meet and auction off their items.

ACQUISITION OF FALCON VENTURES CORPORATION

    In an arms length transaction between unrelated parties, as of February 2, 2000, eUniverse acquired all of the outstanding capital stock of Falcon Ventures Corporation from Take-Two Interactive Software, Inc. in exchange for 310,000 shares of eUniverse's common stock. The consideration paid was based upon negotiations between the parties to determine the value of Falcon Ventures' shares and the shares issued by eUniverse.

    Falcon Ventures is an online retailer of DVD movies, music CDs and VHS movies through its web site at dvdwave.com. Falcon Ventures has significant liabilities of $500,000 in accounts payable.

ACQUISITION OF JUSTSAYWOW

    As of March 1, 2000, eUniverse acquired Justsaywow.com from Christian Walter in exchange for $200,000 cash and 11,696 shares of eUniverse common stock with a value of $100,000, based upon negotiations between the parties. This was an arms length transaction between unrelated parties. After the closing, Mr. Walter became and remains employed by eUniverse. Under Mr. Walter's employment agreement with eUniverse, eUniverse will make contingent payments to Mr. Walter, over the period of 12 calendar months from the closing, contingent upon justsaywow.com achieving specified milestones with respect to the number of page view requests received by the Justsaywow.com web site. The contingent payments will be made in shares of eUniverse's common stock and have an aggregate total value of up to $200,000, based upon the fair market value of eUniverse's common stock at the time of issuance.

    Justsaywow.com is a web site that provides fun and humorous electronic greetings with animated graphics.

ACQUISITION OF DUSTCLOUD MEDIA

    On April 14, 2000, eUniverse acquired all of the assets of Dustcloud Media, which does business on the Internet through the web site Dustcloud.com. eUniverse acquired all of the assets of Dustcloud Media from Erik MacKinnon and Dan Barnes in exchange for a principal payment of 23,668 shares of eUniverse common stock, valued at $150,000, and up to an additional $150,000 in contingent payments of eUniverse common stock, over the period of 12 months after the closing, contingent upon Dustcloud.com achieving specified milestones with respect to the number of page view requests received by the Dustcloud.com web site. The contingent payments will be made in additional shares of eUniverse's common stock based upon the fair market value of the stock at the time the performance objectives are met. After the closing, Messrs. MacKinnon and Barnes were and are engaged as independent contractors to perform development, editorial and web-master related services for the Dustcloud.com web site.

    Dustcloud.com is a web site that enables users to search the Internet for celebrity images and movie clips and trailers, while also providing a community filled with current movie reviews, popular images, and other forms of entertainment focused content.

    The following chart summarizes eUniverse's current corporate organizational structure:

               54.6%
Directors and Executive Officers of                 45.4%
       eUniverse as a group           Other Non-Affiliated Shareholders


  eUniverse, Inc.(1)

        100%                100%             100%             100%             100%             100%
    Entertainment       CD Universe,    Case's Ladder,       Gamer's          The Big      Falcon Ventures
  Universe, Inc.(2)         Inc.             Inc.        Alliance, Inc.    Network, Inc.     Corporation

Notes:

(1) eUniverse operates the assets of funone, pokemonvillage, Quake City Gaming Network, Justsaywow and Dustcloud Media.

(2) Currently inactive.

DESCRIPTION OF THE BUSINESS

    eUniverse's current emphasis is on acquiring businesses in the field of entertainment, primarily games (including board, card, computer, arcade and console video games), music and movies, with the following key characteristics:
(1) strategic content, management or technology, (2) product offerings compatible with the Generation X and Y demographics of eUniverse's sites, and
(3) the ability to leverage eUniverse's strategic advantages such as order fulfillment, hardware capacity and economies of scale. eUniverse's strategy is based on the acquisition and/or development of Internet-based businesses in several sectors of the entertainment industry, and utilizing their synergies to generate cross traffic and increased revenues. This strategy includes the integration of a worldwide distribution of Internet-based entertainment programming. eUniverse is presently exploring expansion into Internet-based entertainment in a form that is similar to television and radio programming. Its long-term strategic plans include taking advantage of a world-wide distribution network comprised of the installed base of personal computers and televisions, making use of existing and emerging technologies to deliver this targeted programming.

    At the present time, eUniverse is primarily engaged in the retail sale of music and video products and accessories, including audio CDs, videotapes and DVDs via the Internet and the maintenance and operation of interactive games sites. eUniverse, does not offer and does not intend to offer online gambling or other activities associated with gambling. CD Universe, currently a subsidiary of eUniverse, has been in the music and video sales business since April 1997. The Big Network, Inc., also currently a subsidiary of eUniverse, has been in the interactive games business since early 1998. Neither eUniverse nor any of its subsidiaries has ever made a profit in any fiscal quarter.

    eUniverse's CD Universe online store (www.cduniverse.com) currently offers customers a selection of over 240,000 audio CD titles as well as proprietary content and features. eUniverse's CD Universe web site currently has over 290,000 registered users, attracts almost 1,000,000 unique visitors per month and processes over 20,000 orders each month. eUniverse has used its experience in online retailing to enter other e-commerce areas, such as online games, by acquiring community-based web sites that have experienced high growth in unique visitors each month, selling advertising space on their web pages, and enhancing the retail capabilities of these sites in order to diversify its product offerings.

    eUniverse sells interactive games through one of eUniverse's web sites, GamesUniverse.com, an online retailer of single- and multiplayer games, with links to eUniverse subsidiaries as follows: (1) Case's Ladder, which offers online ranking and tournament offerings for people who play games on the Internet; (2) Gamer's Alliance, which owns a network of online gaming editorial web sites; and (3) The Big Network, which provides multiplayer classic games (e.g., chess, checkers, backgammon, spades) and a suite of multiplayer Java-based parlor games. eUniverse also provides a unique library of proprietary community-building software technologies, named LivePlace. LivePlace combines group browsing, chat, instant messaging and a host of other advanced features to introduce social interaction to browsing the web and the shopping experience. Additions to eUniverse's games will include other classic board and card games (e.g., Battleship, Hearts) and other online strategy, role-playing or action games.

    Additionally, eUniverse plans to build upon its affiliate network of third-party entertainment and retail web sites, which would license the LivePlace community-building software. eUniverse currently licenses its LivePlace software to five businesses in exchange for a portion of advertising revenues. eUniverse believes that its plans to superimpose LivePlace on these affiliate sites will generate additional traffic and e-commerce sales for eUniverse's network.

    eUniverse's acquisition of Cases Ladder, Gamer's Alliance, Big Network, Falcon Ventures and the web sites of megadvd.com, funone.com, pokemonvillage.com, forumnation.com, reverseauction.com, justsaywow.com and dustcloud.com, represents steps towards its goal of using strategic acquisitions as well as internal growth to develop a diverse but synergistic portfolio of Internet-based entertainment offerings for a world-wide customer base. (See 'BUSINESS -- Recent Transactions')

    Prior to becoming part of eUniverse, CD Universe only generated revenue from merchandise sales. In contemplation of eUniverse's plans to use its site traffic to generate advertising revenues, eUniverse implemented a program to accept paid third-party advertising. This program began generating advertising revenues in the quarter ended June 30, 1999.

    eUniverse plans to enhance its position as an online music destination by providing digital music distribution and proprietary content on its CD Universe site. Using the Internet as a distribution medium in conjunction with audio compression and delivery technologies, eUniverse plans to enable a growing number of artists to distribute and to promote their music broadly and to enable customers to conveniently access an expanding music catalog. In recent years, with the proliferation of multimedia PCs, consumers have increasingly used their computers to play music. The recent introduction of compression formats such as MP3 has led to the widespread use of the Internet for the transmission of music.

    eUniverse has a customer base of over 1.5 million registered members based on its own records. This customer base may allow eUniverse to attract artists who are interested in broadly distributing and promoting their music. eUniverse currently creates its own proprietary content for the CD Universe site, including the Big Bang newsletter, a personalized newsletter for customers, and CD University, a content-driven area that provides information about specific music genres.

                             WEB SITES OF eUNIVERSE

MUSIC

CD UNIVERSE

    The CD Universe online store is designed to be informative, and to allow customers to discover, learn about and purchase CDs, videos and other music and video-related products. The store is designed to be intuitive and easy to use and to enable customers to complete the ordering process with a minimum amount of effort. Customers enter the CD Universe store through its web site, cduniverse.com, and in addition to ordering music and video products, can conduct searches, browse among top sellers and other featured titles, read reviews, listen to music samples, register for a personalized newsletter, participate in promotions and check order status.

    The CD Universe web site provides a search engine that enables customers to navigate the store to find CDs or other products of interest. Customers can search for CDs based on artist, album title, song title, record label or musical genre. Upon clicking on an album title, the site visitor is provided with information about the artist and the specific album, a list of tracks on the album, sound samples and a list of reviews.

    eUniverse believes that effective use of content encourages purchases by customers who may be browsing the site without a specific title in mind. The CD Universe web site provides sound samples, information about specific artists, albums and types of music, ratings, articles on music topics and other information. To help customers browse and discover CDs, the web site has eight music spaces organized by genre. These include rock, jazz, R & B, classical, country, Christian, world music and miscellaneous. The main page of each space features links to more specific genre pages that list new releases as well as alphabetical listings of the artists and albums available within that genre. In addition to these regular online store content features, CD Universe's web site offers several other features to encourage customers to learn about and discover CDs that might be of interest to the customer. The web site's CD University feature provides links to genre-specific areas where customers are provided with information about specific musical offerings and biographies of featured musicians in that genre. CD University currently offers links for classical, jazz and blues and is in the process of adding more musical genres to this area. In addition, the CD Universe web site has a feature called RockOnTV, provided by RockOnTV.com, where customers can read a listing of music and musician-related programs available on TV during that week. Once a CD has been selected, customers are prompted to click on the price to add products to their virtual shopping carts. Customers can add and remove products from their shopping carts as they browse, prior to finalizing their purchase. The shopping cart page displays each item that has been placed in the cart, including title, price and availability. To execute orders, customers can choose from a secure or standard purchasing mode depending on the capabilities of the customer's web browser. After choosing a purchasing mode, the customer is prompted to enter his or her name and password or to create an account on CD Universe's web site that can be used to make repeat purchases.

FILMED ENTERTAINMENT

VIDEO UNIVERSE

    eUniverse's Video Universe online store (www.videouniverse.com) offers customers a selection of over 40,000 movie titles in videocassette, DVD and laser disc formats. The Video Universe web site was expanded to include DVD titles with the acquisition of MegaDVD.com web site (www.megadvd.com). MegaDVD.com was founded in June 1997 and, when acquired by eUniverse, had a customer base of 3,000 registered users. The acquisition of the assets of Green Willow provided eUniverse with additional management resources and expertise necessary to effectively promote its online video store. The domain name www.MegaDVD.com takes customers to eUniverse's Video Universe online store.

    The Video Universe online store operates in conjunction with the CD Universe store and allows customers the ability to purchase products from either site using a common shopping cart.

FALCON VENTURES CORPORATION

    With the acquisition of Falcon Ventures Corporation, we acquired the dvdwave.com web site, which offers customers a selection of over 5,000 movie titles in DVD format and also offers music CD and VHS videos.

INTERACTIVE ENTERTAINMENT

GAMES UNIVERSE

    Through its Games Universe online store (www.gamesuniverse.com) eUniverse sells to customers a selection of single- and multi-player games and provides links to eUniverse's other web sites, featuring the web sites of eUniverse's subsidiaries that provide other online games. eUniverse does not offer and does not intend to offer online gambling or other activities associated with gambling.

CASE'S LADDER

    Case's Ladder is an online gaming portal, which provides competitive rankings for online gamers and allows gamers to compete against one another in a variety of tournaments and leagues. Approximately 1.1 million users are registered with Case's Ladder interactive entertainment communities on the Internet. Case's Ladder primarily derives revenues from membership fees and advertising. According to a survey of Case's Ladder's registered users, approximately 75% of registered users on the Case's Ladder web site are between the ages of 18 and 50, with the majority of those visitors having an annual income over $50,000. In addition, 46% of Case's Ladder's users have purchased products or services over the Internet. eUniverse continues to use Case's Ladder's audience to expand eUniverse's customer base and to diversify its retail offerings into new business areas such as computer games.

GAMER'S ALLIANCE

    Launched in 1996, Gamer's Alliance is a network of interactive entertainment community sites on the Internet that receives over 1.2 million unique monthly visitors and 20 million impressions per month. Gamer's Alliance has aggregated a collection of sites covering several platforms, game genres and topics. The Gamer's Alliance Network spans over 50 sites, including GA-Source, GA-Sports, GA-Strategy, GA-RPG and Dreamcast.net, owned and operated by eUniverse. GA-Source is an interactive game site on the web that incorporates daily gaming news, interviews, game previews and product reviews. GA-Sports is a web-community site focused on PC sports games. Other Gamer's Alliance properties include:

     Dreamcast.net, a site dedicated to the Sega Dreamcast console platform;

     GA-Strategy, a site dedicated to PC strategy games; and

     GA-RPG, a hub site focused on daily role playing games gaming news.

The acquisition of Gamer's Alliance provides eUniverse with a valuable source of proprietary content that can be offered to Case's Ladder's users.

    The Gamer's Alliance content development team consists of gaming enthusiasts from around the world. This content development approach has been effective in attracting a viewership of avid gamers. Furthermore, the Gamer's Alliance network of sites seeks to encourage customer loyalty by allowing visitors to become actively involved in content creation through forums and chat services.

BIG NETWORK

    The Big Network site provides a full suite of classic board and card games, including spades, checkers, chess, backgammon, reversi and morph, allowing thousands of players simultaneously to meet, chat and play parlor games in a friendly setting. The site's gaming system is based on a sophisticated Java client-server architecture designed to support very large numbers of users. The Big Network currently hosts over 210,000 registered members and generates almost three million advertising impressions per month.

    The Big Network operates an entertainment and community site at www.bignetwork.com. The site offers multiplayer classic games (e.g., chess, checkers, spades), as well as other forms of entertainment and information to its members and users. The Big Network also developed LivePlace, a software program written in the JAVA programming language that provides users with an overview of activity around them on the site, and allows them to follow public conversation and send private messages to other users. LivePlace also uses proprietary technology to map users to their web location and to control the browser window to allow for co-navigation of the web. A map view allows users to see where other users are, across the eUniverse site and its associated network. Users can move instantly to any other location within the network.

    eUniverse's Big Network site includes Play4Prizes, a game show channel where players can win cash and prizes. No purchase is necessary to play the games or to win prizes. Play4Prizes' games are sponsored by advertisers and used as a promotional vehicle for the advertisers' products and services. Play4Prizes caters to a predominantly female audience. In addition, the Big Network publishes the Daily Post, a collection of eight daily e-mail newsletters providing news, facts and trivia on a variety of topics such as cinema, sports, star gazing, cooking recipes, jokes and holidays. The Big Network reaches over 85,000 people daily through its Daily Post e-mail newsletters.

    eUniverse plans to continue to take advantage of the audience of its newly acquired interactive entertainment sites by pursuing e-commerce and merchandising opportunities in the interactive entertainment arena. These opportunities include online retailing of interactive entertainment products and the exclusive online distribution of titles developed by smaller game developers.

COMMUNITY-BUILDING TECHNOLOGIES

    With the acquisition of the Big Network, Inc., we acquired LiveSuite, a suite of multi-user, Internet-based software modules. The core module of LiveSuite, LivePlace, takes the form of a Java applet that allows users to chat, send instant messages, set up friends lists and co-browse a site. LiveSuite modules work together using a shared technology core to provide instant messaging, co-browsing, online sales assistance and game-playing through a pop-up window that appears on the user's computer screen. LivePlace is designed to integrate into any existing web site quickly and easily. Its components can be deployed individually or as an integrated solution that combines entertainment, community and commerce through a common user interface.

    eUniverse plans to build an affiliate network of third-party entertainment and retail web sites that would license eUniverse's LivePlace community-building software to third parties for a portion of the affiliate's advertisement revenues. eUniverse believes the implementation of LivePlace, which places a link on these affiliate sites to eUniverse's web site, will allow eUniverse to generate additional traffic and e-commerce sales for eUniverse's network.

    eUniverse believes that its strategic assets include customer loyalty, proprietary content and user-friendly technology, and that these assets will enable it to grow web site traffic, retain customers, expand revenue opportunities and attract strategic acquisition candidates. eUniverse also plans to develop strategic relationships with traditional media partners that will enable it to build awareness of its sites and e-commerce services and increase traffic to its sites.

DOMAIN NAMES, PATENTS AND TRADEMARKS

    The Domain names of eUniverse's web sites constitute important intellectual property for eUniverse. Domain names registered to eUniverse include the following:

euniverse.com
cduniverse.com
videouniverse.com
gamesuniverse.com
gagames.com
megadvd.com
casesladder.com
aoe2.net
cavenews.com
dknation.com
ga-rpg.com
gasource.com
Bignetwork.com
Play4prizes.com
Liveplace.com
Livestore.com
Livesuite.com
goldenbearsden.net
nfscheats.com
nfs4.com
wcw-meyhem.com
gp500.net

gasource.net
ga-source.com
ga-source.net
ga-strategy.com
highheatbaseball.com
messiahpress.com
metalgear.net
myth2.com
ionrpg.com
ga-sports.com
coursedepot.com
grandprix2.com
highheatbaseball.com
maddencentral.com
simracingnews.net
the-fastlane.com
nflfever.com
Live-store.com
Shop-Live.com
Shop-Live.net
funone.com
Gamelets.com

pokemonvillage.com
nhl2k.com
sanitybycain.com
ta-k.com
voodoo3.net
wrestling-games.com
experience3d.com
frontofficefootball.com
frontofficefootball.net
frontofficefootball.org
3dracing.net
rallychamp.com
afflicted.net
ctimes.net
indy3d.net
prey.net
war3.com
eqrealms.com
acrealms.com
mygamelobby.com
Big-network.com
online-alchemy.com

dvdwave.com
dvdwave.net
dvdwave.co.uk
dvdmoviereviews.net
dvdmoviereviews.org
sfbayads.com
quakecity.net
forumnation.com
clansite.com
reserveauction.com
flymp3.com
digimonvillage.com
dragonballvillage.com
justsaywow.com
moviestorm.com
dustcloud.com
justpigs.com
sailorvillage.com
nintendovillage.com
consolevillage.com
rpgvillage.com
xboyvillage.com
gameboyvillage.com

    At the present time, eUniverse does not own any patents. eUniverse has filed service mark registrations with the US Patent and Trademark Office for 'eUniverse', 'Games Universe', 'CD Universe', 'Video Universe', 'Gamer's Alliance', 'Play4Prizes', 'funone.com', 'LiveSuite', 'LivePlace', 'Music Universe', 'Movie Universe', 'DVD Universe', 'Software Universe', 'Book Universe', 'MegaDVD' and 'dvdwave.com'. eUniverse is in the process of filing a service mark application for 'dvdmoviereviews.com'. eUniverse believes that it presently has, or is capable of acquiring, ownership and/or control of the intellectual property rights, which are necessary to conduct its operations and to carry out its strategic plans.

OPERATIONS AND TECHNOLOGY

    eUniverse maintains a technology center, with in-house technical staff, at each of its main business units: CD Universe, Case's Ladder, Gamer's Alliance and Big Network.

CD UNIVERSE

    CD Universe has developed proprietary technologies and systems that provide for reliable online retailing in a secure and easy-to-use format. Using a combination of proprietary solutions and commercially available, licensed technologies, eUniverse has deployed systems for online content dissemination, online transaction processing, customer service, market analysis and electronic data interchange.

    CD Universe uses Microsoft SQL Server 7.0 as its database management technology. Web pages are served by Microsoft's Internet Information Server and use Microsoft's Active Server Page technology. The web pages themselves are designed, programmed, tested, implemented, and maintained by on-staff designers and programmers. The system is flexible enough to allow new product lines to be integrated. Computer games were added in August 1999. A 'server farm' of redundant web servers was brought on-line in August 1999 to provide extremely high site availability to our customers. The site is monitored twenty-four hours a day, seven days a week, by an outside company that provides alerts to on-call technicians in the event that the site is not operating correctly.
CD Universe's on-site data center is connected via a point-to-point digital transmission link to its Internet service provider, Internet Media Corporation. This service is provided under a two-year contract.

    CD Universe uses Secure Socket Layers (SSL) for secure electronic transactions over the Internet and uses proprietary Electronic Data Interchange interfaces and private networks to ensure the security of customer order information and credit card transactions shared with its vendors and credit card processor.

FULFILLMENT

    CD Universe has developed proprietary software to manage its onsite fulfillment operation. This software allows CD Universe to order product from multiple vendors, receive product into its warehouse, pick and pack individual customer orders, and electronically manifest the product for shipping. This system allows eUniverse to aggregate product from multiple vendors into a single shipment to its customers. Partially filled shipments can be held for a customer-selectable number of days to reduce the number of shipments needed to fill a single order, thus saving the customer shipping charges.

CUSTOMER SERVICE

    CD Universe has developed proprietary software for use by its in-house customer service department to access real time order information.

CASE'S LADDER

    Case's Ladder utilizes multiple servers running the RedHat Linux operating system, MySQL database backend, the Apache web server, Perl programming language, and other software. Proprietary software developed in-house allows staff to easily manage the over one hundred and fifty gaming leagues we operate, handling over 3,500 online tournaments each month. In addition, a proprietary technical support system allows staff members to have real-time access to queries with full logging of requests, ensuring top of the line customer service. Servers are co-located with Exodus Communications, Inc. under a yearly contract. Utilizing a network connection, Case's Ladder is tied into a private nationwide network that feeds into every major Internet network in the United States. High performance hosting, custom applications, and the proven software packages listed above have given Case's Ladder the ability to have its services available to the public with reliability above 99%.

GAMER'S ALLIANCE

    Gamer's Alliance utilizes Linux operating system distribution Red Hat 6.0 to power the majority of its PC web servers. NT Server 4.0 is used for web applications requiring a Windows based operating system. A new backup system has been implemented to protect mission critical data from hardware and software failure, and other unpredictable circumstances. Bandwidth is rented from Valuenet Inc. Gamer's Alliance has internally developed several Internet-based applications that increase the efficiency of administrating servers and updating web sites. Among these programs is a database driven content system for Linux and NT which allow web site content to be stored into databases, such as mySQL and Microsoft Access, and then be dynamically recalled based upon specific user preferences. This allows users to customize certain Gamer's Alliance web sites to only display news, previews, reviews, interviews and other information that meet certain criteria such as type of content or date added. These user preferences are then stored as text in the user's computer through an Internet mechanism known as a 'cookie' for use in later viewing sessions.

BIG NETWORK

    BigNetwork.com is built on several servers running the Sun Solaris operating system and an Oracle database. The servers are co-located at Exodus in Santa Clara, California. Exodus provides unlimited bandwidth and redundant power and network connectivity as well as advanced fire suppression and other emergency provisions. Connectivity cost is approximately $4,500 per month. Key hardware is a Sun Enterprise Server 450, a Sparc 20, and several Intel Pentium II class machines, also running Solaris.

    The Big Network multiplayer gaming system and the LivePlace instant messaging system are built on a highly scalable proprietary Java client-server system. The system is capable of supporting thousands of simultaneous users using relatively small amounts of server-side computer processing units and bandwidth per user. Because the server is written in Java software programming language, it is portable and can run on any machine capable of supporting Java, including Solaris on Sun or Intel hardware and Windows NT.

FALCON VENTURES

    DVDWave.com sells digital videodisks, videotapes, and audio compact disks to retail purchasers over the Internet. Customers create an e-account with their personal information before ordering and do not need to re-enter this information for any subsequent orders. Once created orders are sent to a fulfillment house, which compiles a daily list of product shipped out. This list is used by DVDWave to update the status of orders on the site, and customers are billed for items only after they have appeared on this list. A list of returned product is also compiled, and any necessary refunds are processed accordingly.

SALES AND MARKETING

    At the present time, eUniverse receives and processes over 25,000 orders in a typical month, with an average order size of about $35-40, exclusive of shipping charges.

    eUniverse makes use of strategic partnerships and proprietary content to attract and retain traffic on its web sites. CD Universe's 'Partner Program' increases its market presence by allowing 'partner' web sites ('eUniverse Partners') to offer CDs to their audience, for which CD Universe provides fulfillment. The eUniverse Partner site provides a hyperlink to the CD Universe web site that leads the consumer to more information about a specific artist or title. This hyperlink automatically connects the customer to the CD Universe online store where the eUniverse Partner's customer may place an order to purchase a CD. In this manner, the eUniverse Partner can offer enhanced services and product recommendations, while avoiding ordering and fulfillment costs. eUniverse Partners receive a commission of 7% to 15% on sales of eUniverse's products that originate from the eUniverse Partner's web site.

    eUniverse recently entered into a strategic partnership with LinkShare Corporation to dramatically expand the scope of its partner program. LinkShare offers affiliate, marketing programs to companies doing business on the Internet. As part of the partnership, LinkShare will introduce eUniverse's online retailing sites to its network of over 65,000 partner sites. LinkShare operates a network on the Internet, servicing clients such as Dell Computers, Cyberian Outpost, Borders, 1-800-FLOWERS, Virtual Vineyards, Omaha Steaks and others. eUniverse also plans to develop strategic partnerships with other media partners that will enable it to build greater awareness of its sites and expand traffic and e-commerce activity on its network.

COMPETITION

    The online commerce market is new, rapidly evolving and intensely competitive, and eUniverse expects that competition will further intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost. With respect to recorded music sales, eUniverse currently competes with numerous Internet retailers, including music retail chains, record labels, independent retailers with web sites on the Internet and online stores retailing music and video titles such as CDnow, Amazon.com., Buy.com, Blockbuster.com and ColumbiaHouse.com. CD Universe is substantially smaller than these online stores. In addition, eUniverse competes with traditional music retailers, as well as megastores, mass merchandisers, consumer electronics stores and music clubs.

    With respect to online sales of video and DVD products, there are numerous competitors. The larger competitors include those same music retailers listed above and also include DVDExpress.com, Reel.com, DVDempire.com, Amazon.com and Buy.com.

    The primary competitive factors in providing music, video, DVD and other entertainment products and services via the Internet are name recognition, variety of value-added services, ease of use, price, quality of service, availability of customer support and technical expertise. eUniverse's prospects for achieving its business objectives will depend heavily upon its ability to provide high quality, entertaining content, along with user-friendly web site features and value-added Internet services. Other factors that will affect eUniverse's prospects for success include its ability to attract experienced and qualified personnel, particularly in the areas of management, sales and marketing, and web site design. If eUniverse is unable to compete successfully in its retailing businesses, there will be a material adverse impact on its business, results of operations and financial condition due to decrease in revenue. In addition, the competition for advertising revenues, both on Internet web sites and in more traditional media, is intense. If eUniverse fails to attract and retain significant sources of revenue from paid advertisements and sponsorships on its web sites, eUniverse's business, results of operations and financial condition will be materially adversely affected by such decreased revenue.

    Many of eUniverse's current and potential competitors in the area of online music, video, DVD and other entertainment retailing, such as Amazon.com, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than eUniverse. These competitors may be able to respond more quickly than eUniverse to new or emerging technologies and changes in the economy or the marketplace affecting the products and services that eUniverse offers. In addition, some of eUniverse's competitors can be expected to devote greater resources, both human and financial, to the development, promotion and sale of music, video and other entertainment products and services. Accordingly, there can be no assurance that eUniverse will be able to compete successfully and achieve its objectives with respect to growth in revenue and profit.

    Within eUniverse's interactive segment, Case's Ladder was virtually alone in the arena of providing player ranking and ladders. However, recently, other game networks such as MSN Zone and Yahoo!, who previously provided online game playing formats, have begun their own ranking services.

    In the interactive entertainment field, competition among 'news and content' gaming websites can be divided into two main categories: networks and individual gaming sites. On the network level companies compete to build either the largest, high quality, or thorough network in order generate the most advertising revenue possible. On the individual gaming site front, Webmasters attempt to create the most popular individual website (by unique visitors, banner impressions, content, graphical quality, etc.) that covers a specific segment of the computer/console gaming industry.

    While numerous small gaming networks exist, those generating less than 2-3 million page views per month, there are mainly five large gaming networks that indirectly compete with Gamer's Alliance, Inc. in some fashion: IGN, UGO, Game Fan, Future Games Network, and Game Spy Industries. Based on estimations on the amount of page impressions per month of the competition, Gamer's Alliance, Inc. is significantly smaller than both UGO and IGN, similar in size to Game Fan and Game Spy Industries, and larger than Future Games.

    Gamer's Alliance differs from the competition in its approach of developing most new sites internally. This strategy allows Gamer's Alliance to enter new gaming segments quickly with a high quality website.

    The following table sets forth the total revenue of eUniverse from the sale of products in the last three fiscal years, expressed by product category:

                          REVENUE BY PRODUCT CATEGORY

                                          CD UNIVERSE     YEAR        YEAR
                                          YEAR ENDED      ENDED       ENDED
                                           MARCH 31,    MARCH 31,   MARCH 31,
                                             1998         1999        1999
                                             ----         ----        ----
                                                    (IN THOUSANDS)
Music...................................    $5,685       $8,387      $ 6,962
Videos & Games..........................     --             464        1,902
Services................................     --           --           2,070
                                            ------       ------      -------
    Total...............................    $5,685       $8,851      $10,934
                                            ------       ------      -------
                                            ------       ------      -------

EMPLOYEES

    eUniverse currently employs 5 officers, 102 full-time associates and up to 6 part-time staffers. Of eUniverse's 102 full-time associates, 57 are in marketing, 33 are in programming, and 12 are in administration. The part-time staffers work in the packing and customer service areas.

eUNIVERSE'S STRATEGY AND PLANS

    eUniverse plans to implement the following strategies in its efforts to become a leading provider of content, commerce and community services on the Internet.

EXPAND EXISTING ONLINE RETAIL BUSINESS INTO OTHER E-COMMERCE ACTIVITIES

    eUniverse plans to use its technology and fulfillment expertise to expand into other e-commerce activities, such as eUniverse's recent expansion into games. In addition, eUniverse plans to use information obtained through customer tracking technology and user customization of certain services on its web sites to provide its customers with targeted complementary e-commerce offerings.

ACQUIRE COMPLEMENTARY ENTERTAINMENT-RELATED WEB SITES

    eUniverse plans to acquire music, movie, and interactive entertainment-related web sites that are complementary to its existing network. These sites will have several of the following key characteristics such as: (1) strategic content, management or technology, (2) product offerings compatible with the Generation X and Y demographics of eUniverse's sites, and (3) the ability to gain from eUniverse's strategic advantages, such as order fulfillment, hardware capacity and economies of scale. eUniverse plans to acquire web sites that have experienced high growth in unique monthly visitors and add its retail capabilities and fulfillment expertise to sell additional products to the acquired sites' audiences. eUniverse believes that it can leverage its core technology expertise, existing web site traffic, management experience, fulfillment, systems and warehousing capabilities to continue to grow through strategic acquisitions.

PROVIDE ORIGINAL, COMPELLING AND TARGETED SITES

    eUniverse's web sites focus on commerce, community and interactivity and address what eUniverse believes are among the most popular areas of interest on the Internet including music, film and interactive entertainment. These entertainment-related web sites offer eUniverse an opportunity to deliver premium advertising and e-commerce services to an attractive demographic of Generation X and Generation Y consumers. eUniverse plans to enhance its online stores by adding additional editorial content, increasing the time its customers spend on its web sites as well as the likelihood and frequency of subsequent visits and purchases. Examples of eUniverse's editorial content include reviews, biographies of entertainers, news, photos and other editorial programming. eUniverse plans to license compelling third-party editorial content in addition to its internally developed content in order to enhance the overall user experience on eUniverse's web sites.

USE COMMUNITY-BUILDING TECHNOLOGIES TO EXTEND REACH TO OTHER ENTERTAINMENT AND RETAIL SITES

    eUniverse licenses its LiveSuite community-building software to a partner network of currently five third-party entertainment and retail web sites in exchange for a portion of advertising revenues. LiveSuite's Java-based user interface creates a pop-up window containing eUniverse information on user's desktops when they are visiting a licensee's site. eUniverse intends to continue to use this network of LiveSuite licensor sites to increase traffic to its network of music, filmed entertainment and interactive entertainment sites.

DIVERSIFY REVENUE STREAMS ACROSS ADVERTISING, E-COMMERCE AND DIRECT MARKETING

    Historically, eUniverse's revenue stream has been from music and video sales. eUniverse plans to leverage its user base to generate revenues from other revenue streams from advertising, e-commerce and direct marketing. For example, eUniverse believes that the traffic flow generated on its web sites provides an attractive platform for measurable, targeted, cost-effective and interactive advertising on the Internet and that eUniverse can increase revenues from advertising, sponsorships and promotions. eUniverse plans to use both in-house and third party representatives to sell its advertising inventory and promotional opportunities. eUniverse also plans to provide customized solutions to advertisers through its LivePlace applet, newsletters and multiple community sites, helping them exploit the capabilities of the Internet as an advertising medium. In addition, eUniverse plans to expand its e-commerce initiatives through additional storefronts, such as the addition of Games Universe, the introduction and promotion of interactive entertainment software, collectable products and other entertainment-related merchandise on its retail sites.

INCREASE MARKET PENETRATION THROUGH STRATEGIC PARTNERSHIPS

    eUniverse intends to increase market penetration through strategic partnerships that expand awareness of eUniverse's network of web sites. eUniverse plans to develop strategic relationships with traditional media partners to build awareness of its sites and expand traffic and e-commerce activity on its network. The combination of fulfillment expertise, visitor-tracking technology, flexible software and customer preference information make eUniverse an attractive partner for Internet-based businesses. eUniverse offers Internet-based partners the opportunity to establish links from titles and artists on their web site to the corresponding area within the CD Universe site. eUniverse believes that the combination of its capability in order fulfillment, visitor-tracking technology, flexible software and customer preference information makes a partnership with eUniverse attractive for other Internet-based businesses.

EXPAND WEB PRESENCE

    eUniverse has been able to successfully increase site traffic, and thereby increase sales. eUniverse has entered into arrangements with other web sites as part of its partner programs. It will continue to seek cost-effective ways to increase traffic at its web sites and has discussions underway with potential strategic partners, which may increase traffic at the CD Universe web site. eUniverse plans to expand its international presence, and as part of that effort CD Universe has recently introduced a localized version of the CD Universe site for the Japanese market, marketed directly to Japanese consumers through a revenue sharing partnership with US-style.com. In addition, eUniverse continues to develop proprietary content to attract and retain traffic. eUniverse plans to offer new products, services and incentives to attract and retain traffic and to increase the size of profit margins on online purchases.

PROVIDE INNOVATIVE AND EASY-TO-USE WEB SITES

    eUniverse plans to make its customer experience informative, efficient and intuitive by constantly improving its store format and features. For example, eUniverse's CD Universe store incorporates 'point and click' options, supported by technical enhancements, including easy-to-use search capabilities (by artist, album, title, song title or record label), personalized music suggestions, and order tracking and confirmation. The CD Universe store also promotes music learning and discovery by enabling visitors to create customized versions of CDs and through its Big Bang newsletter. Site visitors are prompted to register and choose from a checklist of options and musical preferences. Each registrant may select the genre or genres he or she is interested in as well as the content he or she desires to receive (i.e., press releases, charts, reviews, tour info and CD Universe news). These features are designed to make shopping at the store entertaining and informative and encourage purchases and repeat visits.

           FACTORS AFFECTING EUNIVERSE'S BUSINESS, OPERATING RESULTS,
                            AND FINANCIAL CONDITION

RISKS RELATED TO OUR BUSINESS

    Our prospects for financial success are difficult to forecast because we have a limited operating history. If we fail to meet the expectations of our investors and of public market analysts, the market price of our common stock may decline. Given that eUniverse's business, as currently operated, commenced in April 1997, when the operations of our predecessor, CD Universe, began, we have a limited operating history upon which an evaluation of eUniverse and its prospects can be based. Neither eUniverse nor any of its subsidiaries has ever made a profit in any fiscal quarter. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets, such as the Internet market. To address these risks, eUniverse must, among other things, expand its customer base, respond effectively to competitive developments, continue to attract, retain and motivate qualified employees and continue to upgrade its technologies. If eUniverse is not successful in further developing and expanding its music, video and interactive entertainment business, including sales of advertising on its web sites and development of related business opportunities, its ability to achieve profitability may not be realized and our market price may decline.

    If we are unable to maintain our strategic partnerships, traffic to our web site may be reduced and our revenues could decrease. additionally, if our network infrastructure is not sufficient to service our customers, we could lose customers and our revenues could be reduced. Although eUniverse's ability to generate additional revenue from Internet commerce may depend on increased site traffic, purchases and advertising that eUniverse expects to generate through strategic partnerships, there can be no assurance that its existing relationships will be maintained through their initial terms or that additional third-party partnerships will be available to eUniverse on acceptable commercial terms or at all. The inability to enter into new, and to maintain any one or more of its existing, strategic partnerships, such as with Linkshare (see 'Sales and Marketing'), could result in decreased traffic to our web sites and our product and service sales revenue could decrease. Even if we can maintain our strategic partnerships, there can be no assurance that our infrastructure of hardware and software will be sufficient to handle the potential increased traffic and sales volume from these partnerships.

    If we are unable to expand our web presence internationally, we may see an increase in operating expenses and no increase in revenues. eUniverse's web sites are accessible throughout the world. If eUniverse is not able to successfully market, sell and distribute its products in international markets due to a variety of legal, contractual and practical considerations and the risks inherent in doing business on a global level, such as unexpected changes in regulatory requirements (such as those that may prohibit access to our web sites), export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, difficulties in protecting intellectual property rights, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, eUniverse's business, prospects, financial condition and results of operations from successful international operations will not be realized and our gross profits will not increase.

    Because we may not successfully identify and acquire other suitable existing internet-based businesses and web sites, our operating expense could increase while our revenues could be reduced. eUniverse's growth and future profitability may depend in part upon its ability to identify companies that are suitable acquisition candidates, to acquire those companies upon appropriate terms and to effectively integrate and expand their operations within its own infrastructure. We may not be able to identify additional candidates that are suitable for acquisition or to consummate desired acquisitions on favorable terms. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on eUniverse's operating results and the potential inability to integrate financial and management reporting systems. A significant portion of eUniverse's capital resources could be used for these acquisitions. Accordingly, eUniverse may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to eUniverse, if at all. Moreover, eUniverse may not be able to successfully integrate an acquired business into eUniverse's business or to operate an acquired business profitably. If we are not able to integrate and expand the operations of acquired companies, without excessive costs, delays or other adverse developments, our revenues could decrease.

    If we are unable to use new technologies effectively or adapt our web sites, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards, customers may not visit our web sites or purchase products from us, which could result in a decrease in our revenues. To remain competitive, eUniverse must continue to enhance and improve the responsiveness, functionality and features of its web sites and develop new features to meet customer needs. The Internet is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices that could render eUniverse's existing web network and sites, technology and systems obsolete. eUniverse's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing products and services, develop new products, services and technology that address the needs of its customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

    If we are unable to protect our trademarks and proprietary rights, our reputation and brand could be impaired and we could lose customers. eUniverse regards its trademarks, trade secrets and similar intellectual property as valuable to its business, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by eUniverse will be adequate to prevent misappropriation or infringement of its proprietary property. eUniverse does not have any of its trademarks or service marks registered with the United States Patent and Trademark Office. While eUniverse is currently applying for registration of a number of its trademarks and service marks, we may not be able to successfully prosecute our applications for these trademarks. See
'Business -- Domain Names, Patents, and Trademarks.'

    We could lose one or more of the key members of our management team, which could impair our business operations. We depend on the continued service of our executive officers and key technical and marketing personnel, including, in particular, Brad D. Greenspan, our Chairman, and Leland N. Silvas, our President and Chief Executive Officer, William R. Wagner, our Chief Financial Officer, James Haiduck, our Vice President of Sales and Stephen D. Sellers, our Vice President of Business Affairs and Business Development. eUniverse has employment agreements with Messrs. Silvas, Wagner, Haiduck and Sellers. However, these employment agreements do not assure the services of these employees. Despite employment agreements with these members of management, eUniverse's employees may voluntarily terminate their employment with eUniverse at any time. eUniverse's success also depends on its ability to attract and retain additional qualified employees. Competition for qualified personnel is intense and there are a limited number of persons with knowledge of and experience in commercial application of the Internet and retail sales of music and entertainment related products. There can be no assurance that eUniverse will be able to attract and retain highly qualified personnel to fill critical managerial and operational positions.

    Our future operating results may fluctuate. If we are unable to meet the expectations of investors and public market analysts, the market price of our common stock may decrease. eUniverse expects to experience fluctuations in future quarterly and long-term operating results that may be caused by a variety of factors, many of which are outside eUniverse's control. Factors that may affect eUniverse's quarterly operating results include, without limitation,

     eUniverse's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction,

     the announcement or introduction of new or enhanced web sites, products and strategic partnerships by eUniverse and its competitors,

     the mix of products sold by eUniverse,

     seasonality of the recorded music industry (namely, the fact that sales of recorded music traditionally peak during the Christmas season),

     seasonality of advertising sales,

     eUniverse promotions and sales programs,

     price competition or higher recorded music prices in the industry, the level of use of the Internet and increasing consumer acceptance of the Internet for the purchase of consumer products, such as those offered by eUniverse,

     eUniverse's ability to upgrade and develop its systems and infrastructure in a timely and effective manner,

     the amount and timing of operating costs and capital expenditures relating to expansion of eUniverse's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic partnerships, and general economic conditions and economic conditions specific to the Internet, online commerce, and the recorded music and prerecorded videocassette industries.

    Our revenues and gross profits may be reduced if we are unable to fulfill our customers' orders. eUniverse currently accepts orders only over the Internet. Product orders received by CD Universe are accepted, verified, batched and electronically sent on a daily basis to our suppliers, including Valley Media, Inc. of Woodland Hills, California, eUniverse's primary supplier. Shipments from our suppliers are received at eUniverse's fulfillment center in Wallingford, Connecticut. Employees break down bulk shipments into the individual orders to be sent to customers. This arrangement allows eUniverse to offer customers a wide variety of CD and video titles while maintaining virtually no inventory. It also reduces product returns by allowing eUniverse to only order products for which it has received orders. eUniverse typically fills over 80% of its orders by the next business day, and approximately 90% of its orders within one week. eUniverse believes that the speed of order fulfillment is an important factor to its customers, and accordingly has a significant impact on its ability to increase revenues from retail sales.

    At the present time, Valley Media supplies approximately 80% of the music and video products and accessories sold by CD Universe. There is no written agreement between eUniverse and Valley Media. We may not be able to maintain a relationship with Valley Media or to find an alternative supplier that will provide products and services on terms satisfactory to eUniverse should our relationship with Valley Media terminate. Therefore, an unanticipated termination of eUniverse's relationship with Valley Media, particularly during the fourth quarter of the calendar year, in which a high percentage of recorded music and video product sales is made, could cause our revenues to decline for the quarter in which the termination occurred, even if eUniverse were able to establish a relationship with an alternative supplier. To date, Valley Media has satisfied eUniverse's requirements on a timely basis. However, to the extent that Valley Media is unable to continue to satisfy eUniverse's increasing product requirements, these constraints may result in decreased revenue and have a material adverse effect on eUniverse's business, results of operations and financial condition.

    Competition in online commerce is intense. If we are unable to compete successfully against current and future competitors, our revenues could decline. The online commerce market is new, rapidly evolving and intensely competitive, and eUniverse expects that competition will further intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost. With respect to recorded music sales, eUniverse currently competes with numerous Internet retailers, including music retail chains, record labels, independent retailers with web sites on the Internet and online stores retailing music and video titles, such as CDnow and Amazon.com. In addition, eUniverse competes with traditional music retailers, as well as megastores, mass merchandisers, consumer electronics stores and music clubs.

    The primary competitive factors in providing music, video and other entertainment products and services via the Internet are name recognition, variety of value-added services, ease of use, price, quality of service, availability of customer support and technical expertise. eUniverse's prospects for achieving its business objectives will depend heavily upon its ability to provide high quality, entertaining content, along with user-friendly web site features and value-added Internet services. Other factors that will affect eUniverse's prospects for success include its ability to attract experienced and qualified personnel, particularly in the areas of management, sales and marketing, and web site design. If eUniverse is unable to compete successfully in its retailing businesses, there will be a material adverse impact on its business, results of operations and financial condition due to decreased revenue. In addition, the competition for advertising revenues, both on Internet web sites and in more traditional media, is intense. If eUniverse fails to attract and retain significant sources of revenue from paid advertisements and sponsorships on its web sites, eUniverse's business, results of operations and financial condition will be materially adversely affected by the decreased revenue.

    Many of eUniverse's current and potential competitors in the area of online music, video and other entertainment retailing, such as CDNow.com and Amazon.com, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than eUniverse. These competitors may be able to respond more quickly than eUniverse to new or emerging technologies and changes in the economy or the marketplace affecting the products and services that eUniverse offers. In addition, some of eUniverse's competitors can be expected to devote greater resources, both human and financial, to the development, promotion and sale of music, video and other entertainment products and services. Accordingly, there can be no assurance that eUniverse will be able to compete successfully and achieve its objectives with respect to growth in revenue and profit. See 'Marketing and Sales -- Competition'.

RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE

    The Year 2000 issue (Y2K) is the result of computer programs written using two digits rather than four to define the applicable year. Any of eUniverse's computer and telecommunications programs that have date sensitive software may recognize a date using '00' as the year 1900 instead of 2000. This could result in system failure or miscalculations causing disruptions in operations, including the ability to process transactions, send invoices, or engage in similar normal business activities.

    During 2000, we may experience a Y2K issue, which could negatively affect our operating results or financial condition because our costs to remedy the issue would increase. We believe, however, that our most reasonably likely worst-case scenario would relate to problems with the systems of third parties rather than with our internal systems, including disruption of product delivery from wholesalers, inability to charge purchases to credit cards, temporary power outages, delayed transportation of products by third parties, and lost or delayed customer purchases due to non-compliant personal computers. We are limited in our abilities to address the Y2K issue as it relates to third parties and are relying solely on the assurances of these third parties as to their Year 2000 preparedness.

RISKS RELATED TO THE INTERNET INDUSTRY

    Our future results and growth may not be realized if the use of the internet does not continue to increase. Our market, users of the global computer network known as the Internet, is new and rapidly evolving. Our business could suffer if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

     inadequate network infrastructure;

     security concerns;

     inconsistent quality of service;

     lack of availability of cost-effective and high-speed service; and

     changes in government regulation of the Internet.

    If Internet usage grows, the Internet infrastructure might not be able to support the demands placed on it by this growth or its performance and reliability may decline. In addition, future outages and other interruptions occurring throughout the Internet could lead to decreased use of our network of web sites and would therefore harm our business.

    We could be sued for information retrieved from the internet. Due to the fact that material may be downloaded from web sites and may be subsequently distributed to others, there is a potential that claims will be made against eUniverse under legal theories, such as defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of the material. These claims have been brought, and sometimes successfully pressed, against on-line services in the past. In addition, we could be exposed to liability with respect to the material that may be accessible through our products and web sites, including claims asserting that, by providing hypertext links to web sites operated by third parties, we are liable for wrongful actions by those third parties through the web sites. Although eUniverse carries general liability insurance, its insurance may not cover potential claims of this type, or the level of coverage may not be adequate to fully protect eUniverse against all liability that may be imposed. Any costs or imposition of liability or legal defense expenses that are not covered by insurance or in excess of insurance coverage could reduce our working capital and have a material adverse effect on eUniverse's business, results of operations and financial condition. Also, the legal effectiveness of our terms and conditions of use is uncertain. We currently are not aware of any claims that can be expected to have a material adverse impact on our financial condition or our ability to conduct our business.

    Government regulation and legal uncertainties could increase our costs and risks to doing business on the internet. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues, such as user privacy, pricing, taxation and the characteristics and quality of products and services. For example, the Communications Decency Act of 1996 prohibits obscene and other unlawful information and content from being transmitted over the Internet. Several other nations have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. On October 21, 1998, President Clinton signed the Internet Tax Freedom Act placing a three year moratorium, beginning October 1, 1998 through October 21, 2001, on Internet access taxes, multiple taxes on electronic commerce, and discriminatory taxes on electronic commerce. In addition, local telephone carriers have argued before the Federal Communications Commission that Internet service providers and online service providers should be required to pay fees for access to local telephone networks in a manner similar to long distance telephone carriers. Although the FCC has informally stated that it has no intention of assessing per-minute charges on Internet traffic or changing the way consumers obtain and pay for access to the Internet, if the efforts of the local telephone carriers are successful, costs for Internet access and usage could increase sharply. Moreover, it may take years to determine the extent to which existing laws relating to issues, such as property ownership, libel, taxation and personal privacy are applicable to the Internet. Any new laws or regulations relating to access to or use of the Internet could harm our business.

    If we are unable to protect our domain names, our reputation and brand could be impaired and we could lose customers. We own the Internet domain names 'euniverse.com,' 'cduniverse.com', 'videouniverse.com', 'gamesuniverse.com', 'casesladder.com' and 'gagames.com' as well as numerous other domain names in the United States. See 'Domain Names, Patents and Trademarks'. National and international Internet regulatory bodies generally regulate the registration of domain names. The regulation of domain names in the United States and in other countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain the 'euniverse.com,' 'cduniverse.com', 'videouniverse.com', 'gamesuniverse.com', 'casesladder.com', 'gagames.com' or comparable domain names in all the countries in which we conduct business, which could harm our business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

    We may be not able to keep pace with rapid technological changes in the internet industry, which could cause us to lose customers and revenue. Rapid technological developments, evolving industry standards and user demands, and frequent new product introductions and enhancements characterize the market for Internet products and services. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Our future success will depend on our ability to continually improve our content offerings and services. In addition, the widespread adoption of developing multimedia-enabling technologies could require fundamental and costly changes in our technology and could fundamentally affect the nature, viability and measurability of Internet-based advertising, which could harm our business.

    Our computer network security measures could be circumvented resulting in loss of customer data. eUniverse accepts credit cards, personal checks or money orders as payment for customer orders. The CD Universe web site enables customers to store their credit card information in a personal account, thereby avoiding the need to re-enter this information when making future purchases. Customers are offered several shipping options, including overnight delivery. eUniverse confirms each order by e-mail communication to the customer promptly after the order is placed, and subsequently confirms shipment of the order by e-mail. In addition, the CD Universe web site includes a feature that enables customers to check on the status of their order. Use of the Internet by consumers is at an early stage of development, and market acceptance of the Internet as a medium for commerce is still by no means certain. eUniverse's future success will depend on its ability to significantly increase revenues, which will require the development and widespread acceptance of the Internet as a medium for commerce, particularly as a channel of retail distribution. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as reliable network backbones, or complementary services, such as high-speed modems and security procedures for financial transactions. The viability of the Internet may prove uncertain due to delays in the development and adoption of new standards and protocols to handle increased levels of Internet activity or due to increased government regulation. If use of the Internet for the purposes envisioned by eUniverse does not continue to grow, or if the necessary Internet infrastructure is not further developed and maintained, eUniverse's business, results of operations and financial condition could be materially adversely affected due to decrease or loss of traffic.

    Despite eUniverse's implementation of network security measures, its infrastructure is potentially vulnerable to computer break-ins and similar disruptive problems caused by individuals with a variety of objectives. eUniverse learned on Saturday January 8, 2000 that customer data stolen from CD Universe was posted on the Internet and immediately notified the FBI, which caused the site to be shut down the same day. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Theft of Customer Data from CD Universe'.

    Consumer concern over Internet security has been, and could continue to be, an impediment to the expansion of commercial activities that require consumers to transmit their credit card information and other personal information over the Internet. In addition, computer viruses, break-ins or other security problems could lead to misappropriation of proprietary information and interruptions, delays or cessation in service to eUniverse's customers. Until more comprehensive and reliable security technologies are developed and implemented, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium.

ITEM 2. FACILITIES

    eUniverse currently leases a 19,500 sq. ft. office, warehouse and order fulfillment center in Wallingford, Connecticut at a monthly rent of $9,750. eUniverse's lease with respect to this facility expires in March 2002 and eUniverse has the right and option to extend the lease for an additional five year term. eUniverse believes that the Wallingford Facility will be adequate to meet its office space and order fulfillment needs for the foreseeable future.

    eUniverse leases approximately 500 sq. feet of office space, through its Gamer's Alliance subsidiary, on a month-to-month basis in Bridgeton, Missouri, at a monthly rent of $475.

    Big Network leases 2,300 sq. ft. of office space in San Francisco, California, for its technological research and development, business development and sales and marketing divisions. The terms of the agreement provide for monthly payments of $5,350 initially, increasing to $5,650 in the final year of the term. eUniverse's lease with respect to this facility expires on June 30, 2002, and has no provisions for renewal. eUniverse believes that the San Francisco Facility will be adequate to meet eUniverse's research and development, business development and sales and marketing needs for the foreseeable future.

    eUniverse leases office space in Los Angeles, California of approximately 9,950 sq. ft. for its Gamer's Alliance technical, marketing and editorial personnel along with personnel for its funpages sites. The lease terms provide for monthly payments of $17,482. eUniverse's lease with respect to this facility expires on December 30, 2004 and has no provisions for renewal.

    The following table summarizes our current properties:

                                                              SIZE      MONTHLY
                         LOCATION                           (SQ. FT.)    RENT
                         --------                           ---------    ----
Wallingford, Connecticut..................................   13,500     $ 9,750
Bridgeton, Missouri.......................................      500         475
San Francisco, California.................................    2,300       5,300
Los Angeles, California...................................    9,950      17,482

ITEM 3. LEGAL PROCEEDINGS

    On December 9, 1999, The Isosceles Fund Limited, a Bahamian corporation, filed suit in the Superior Court of California against eUniverse, Brad Greenspan, Gerard Klauer Mattison & Co., Inc. ('GKM') and ten unnamed individuals. Isosceles seeks damages based on (1) breach of an alleged subscription agreement between Isosceles and eUniverse to purchase common stock of eUniverse, (2) breach of an implied covenant of good faith and fair dealing in connection with the alleged subscription agreement, and (3) intentional interference with the alleged subscription agreement by GKM and ten unnamed individuals. With respect to each count of the cause of action, Isosceles has claimed damages of $1,750,000. Isosceles has also requested that the court award exemplary and punitive damages, interest, costs of suit and other relief as the court may deem fair, just, equitable and proper. eUniverse believes the allegations in the complaint are without merit and will defend the suit vigorously.

    On January 28, 2000, ARTO, a California partnership, filed suit in the Superior Court of the State of California for the County of Alameda against eUniverse and various unnamed defendants. ARTO, which has had no direct dealings with eUniverse, was formed as a California partnership to sponsor the litigation in the public interest, acting as a private attorney general pursuant to Bus. & Prof. Code 'SS'17204. ARTO seeks damages based on alleged sales by eUniverse in violation of Bus. & Prof. Code 'SS'17200 et seq. and Civ. Code 'SS'SS'1749.5 and 1770(a)(14). The products sold which are the subject of this lawsuit consist of gift certificates sold by CD Universe, Inc. worth approximately $2,100. eUniverse believes the allegations in the complaint are without merit and will defend the suit vigorously.

    On April 25, 2000, an individual named Aubrey Mayhew and several affiliated entities filed suit in the United States District Court for the Middle District of Tennessee at Nashville against CD Universe, Inc. and numerous other defendants. The plaintiffs seek damages for an alleged copyright infringement by CD Universe with respect to the sale of an album which contains a song allegedly owned by plaintiffs. No copies of the album were ever actually sold by CD Universe. CD Universe believes the allegations in the complaint are without merit and will defend the suit vigorously.

    Prior to the acquisition of CD Universe, Inc. by eUniverse, two lawsuits were filed in Germany against CD Universe, one by Sony Music Entertainment (Germany), GmbH and the other by Warner Music Germany, GmbH. Sony Music claims in its suit that CD Universe offered the sale of music in territories to which the producer of such music granted an exclusive right to Sony Music (other than the United States and Canada). A default judgment of 10,356.50 DM (approximately U.S. $4,832) was entered by the local court in Germany against CD Universe in the Sony Music case. The local court in Germany has entered an Order for Costs of 2,752.40 (approximately U.S. $1,284) against CD Universe in the Warner Music case. CD Universe has not received any documentation describing the subject matter of the Warner Music case. CD Universe believes that even if judgments are perfected in these cases, the amounts will not be material to its business.

    eUniverse is not a party to any other pending legal proceedings that in the opinion of management of eUniverse would have a material adverse effect on eUniverse's results of operations or consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    As of February 2, 2000, eUniverse received the requisite consent of at least 75% of the shares of our Series A Convertible Preferred Stock and at least 75% of the holders of our Series A Convertible Preferred Stock (the 'Preferred Stockholders') to (1) modify the terms of our Certificate of Designation of Series A Convertible Preferred Stock to clarify that we are not required to notify the Preferred Stockholders at least thirty days prior to acquiring the stock or assets of another company and that this type of transaction does not constitute a liquidation event so long as eUniverse is the surviving entity in such a transaction; (2) modify the terms of the Registration Rights Agreement and the Regulation D Subscription Agreement between eUniverse and each of the Preferred Stockholders to remove our obligation to file a Registration Statement to register the shares of its common stock issuable upon conversion of preferred stock; provided that the registration obligation will be reinstated in the event that eUniverse has not raised additional capital contributions or proceeds from debt issuances of at least $5 million within 6 months of December 1999, of which at least $3 million shall have been raised within 4 months of December 1999 (the 'Minimum Proceeds'); and (3) to delay the conversion of their shares of preferred stock to shares of common stock until August 15, 2000; provided that eUniverse raises the Minimum Proceeds. However, each Preferred Stockholder may convert and sell up to 20% of its shares of preferred stock during any 30 day period beginning April 15, 2000 in the event that eUniverse's common stock average weekly Closing Bid Price is greater than $12.00 per share during such period.

    In consideration for the Preferred Stockholders' consent to items 1 through 3 above, eUniverse issued to each of the Preferred Stockholders (a) a warrant to purchase a number of shares of common stock equal to 10% of the number of shares of preferred stock beneficially owned by the Preferred Stockholder at an exercise price of $6.00 per share; and (b) a warrant to purchase a number of shares of common stock equal to 10% of the number of shares of preferred stock beneficially owned by the Preferred Stockholder at an exercise price of $8.00 per share.

EXECUTIVE OFFICERS OF EUNIVERSE

    The executive officers of eUniverse and their ages as of May 31, 2000 are as follows:

                 NAME                   AGE                         POSITION
                 ----                   ---                         --------
    Brad D. Greenspan(1)..............  26    Chairman of the Board of Directors
    Leland N. Silvas(1)(2)............  46    President, Chief Executive Officer and Director
    Charles Beilman...................  40    Vice President, Special Projects and Director
    William R. Wagner.................  53    Vice President, Chief Financial Officer and
                                              Secretary
    James Haiduck.....................  36    Vice President, Sales
    Stephen D. Sellers................  40    Vice President, Business Affairs

---------

(1) Member of the Compensation Committee.

(2) Leland N. Silvas provided notice of his intent to terminate his contract with eUniverse as President and Chief Executive Officer on June 6, 2000, effective as of July 21, 2000.

    Brad D. Greenspan, Chairman of the Board of Directors of eUniverse since April 14, 1999. In 1997, Mr. Greenspan founded Palisades Capital, Inc., a private Beverly Hills merchant bank, and served as its President until March 1999. Mr. Greenspan received a BA degree in political science/business from UCLA in 1997.

    Leland N. Silvas, President and Chief Executive Officer of eUniverse since April 1999. Mr. Silvas is a principal member of Label-add, LLC, a Connecticut-based advertising and direct marketing company, and was employed there until being recruited by eUniverse, Inc. in 1999. Mr. Silvas was President and Chief Operating Officer of McPhersons global housewares division from 1994 to 1998. From 1992 to 1994, Mr. Silvas was a board member for Partners In Computing, a New York City-based software solutions company. He currently sits on the advisory board to the Adept Group, a computer consulting company based in New York City, and is a board member of ADV MARKETING, a marketing and consulting company, and 1-800-adagency, an ad agency.

    Charles Beilman, Vice President, Special Projects and Director of eUniverse since October 25, 1999. Between April 14, 1999 and October 25, 1999, Mr. Beilman was Chief Operating Officer, Chief Technical Officer and Director of eUniverse. Mr. Beilman founded CD Universe, Inc. in April 1997 and was its sole shareholder and Chief Executive Officer until the sale of CD Universe, Inc. to eUniverse in April 1999. Since 1985, Mr. Beilman has served as President and Director of Trak Systems, Inc., which supplies proprietary inventory control computer systems to retail music stores throughout the United States and Canada.

    William R. Wagner, Vice President, Chief Financial Officer and Secretary of eUniverse since April 6, 1999. Prior to joining eUniverse, Mr. Wagner was Chief Financial Officer of Heritage Marketing and Incentives, Inc., a Massachusetts-based marketing incentives company. From 1995 to 1997, he was Chief Financial Officer of ServiceSoft Corporation, a Massachusetts Internet software company, and from 1990 to 1994, he was Chief Financial Officer of General Scanning, Inc., a pioneer in laser technology and systems.

    James Haiduck, Vice President of Sales since August 1999. Prior to joining eUniverse, Mr. Haiduck was Vice President of OEM Sales for The Learning Company, a division of Mattel. His 13 years of sales experience in the technology/software industry covered the original equipment manufacturer (OEM), retail, corporate, and direct channels. Having established relationships with nearly every major OEM or value-added reseller in the US, including HP, Compaq, IBM, Canon, and Gateway, Mr. Haiduck was responsible for more than $200 million in licensing revenue over the last 10 years.

    Stephen D. Sellers, Vice President, Business Affairs and Business Development since September 1999. Mr. Sellers became a Director of eUniverse in December 1999, however he resigned as Director in May 2000 so he could devote his time to other activities. Prior to joining eUniverse with the acquisition of the Big Network, Mr. Sellers was CEO and co-founder of The Big Network. Previous to that, he was co-founder and CEO of Archetype Interactive where he assembled a diverse team of creative talent to create Meridian 59, the first graphical Internet multiplayer game. After the acquisition of Archetype by the 3DO Company, he worked as head of Internet Business Development. He has advised startup businesses in a variety of technology markets. He holds an MBA from the University of California, Berkley and a BA from Stanford University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) 1. MARKET INFORMATION

    From April 20, 2000 to present, our common stock has been listed on the Nasdaq Small Cap Market under the symbol EUNI.

    From April 30, 1999 to April 19, 2000, the common stock of eUniverse was traded on the OTC Electronic Bulletin Board under the symbol EUNI.

    The market price data provided in the following table includes data for eUniverse, Motorcycle Centers and NABCO, Inc. Prior to April 23, 1998, the market prices listed below are for NABCO, Inc., traded under the symbol NBCO. On April 23, 1998, NABCO merged with Motorcycle Centers. The market prices provided in the table between April 23, 1998 to April 14, 1999 are for Motorcycle Centers, traded under the symbol MCAM. After the reorganization of Entertainment Universe and Motorcycle Centers on April 14, 1999, eUniverse began trading on the OTC under the symbol MCAMD. The name was changed to eUniverse, Inc. on April 22, 1999 and eUniverse began trading under the symbol EUNI on April 30, 1999. The market price data prior to April 14, 1999 only provides the market price of NBCO and MCAM. However, the historical information provided in other sections of this Form 10-K pertains to Entertainment Universe and its acquired subsidiaries, including CD Universe. As a result, the market information provided below does not relate to the historical information provided in other sections hereof prior to April 14, 1999.

    The chart below sets forth the range of reported high and low bid quotations for the common stock of eUniverse for each full quarterly period from October 31, 1997 through March 31, 2000. The source of the quotations is Prophet Financial Systems. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The closing price for the common stock of eUniverse on July 12, 2000 was $5.625.

                                                               RANGE OF HIGH AND
                 QUARTERLY PERIOD ENDING                       LOW BID QUOTATIONS
                 -----------------------                       ------------------
March 31, 2000 (EUNI).....................................  $    3.875 -    13.000
December 31, 1999 (EUNI)..................................  $    3.937 -     6.500
September 30, 1999 (EUNI).................................  $    5.00  -     9.875
June 30, 1999 (MCAM/EUNI)(5)..............................  $    1.875 -    14.00
March 31, 1999 (MCAM).....................................  $    5.00  -    18.00(1)(3)
December 31, 1998 (MCAM)..................................  $    0.62  -    25.00(1)
September 30, 1998 (MCAM).................................  $    2.00  -     5.00(1)
June 30, 1998 (NBCO/MCAM)(4)..............................  $   50.00  -    95.00(1)
March 30, 1998 (NBCO).....................................  $   65.00  -    90.00(1)
December 31, 1997 (NBCO)..................................  $1,300.00  - 1,600.00(2)(3)

---------

(1) Quotes reflect a 1 for 20 reverse split of eUniverse's common stock effective March 31, 1999.

(2) Quotes reflect a 1 for 20 reverse split of eUniverse's common stock effective August 1, 1997.

(3) The stock split occurred prior to the operation of eUniverse's current business that commenced upon Motorcycle Centers' reorganization with Entertainment Universe in April 1999.

(4) NABCO merged with Motorcycle Centers on April 23, 1998. Accordingly, in this quarter, the market price data from April 1 to April 23, 1998 is for NABCO and from April 24 to June 30, 1998 is for Motorcycle Centers.

(5) The reorganization of Motorcycle Centers and Entertainment Universe closed on April 14, 1999. Thereafter, Motorcycle Centers changed its name to eUniverse, Inc. on April 26, 1999 and its symbol to EUNI as of April 30, 1999.

2. RECENT SALES OF UNREGISTERED SECURITIES

        1. On April 1, 1999, EUI issued 354,000 shares to approximately 10 persons in consideration of public relations, legal and related services with a fair market value of $229,500 provided to the Company in connection with various activities, including the Preferred Stock Offering and Merger with MCA.

        2. On April 14, 1999, EUI acquired from Charles Beilman, the sole shareholder of CD Universe, Inc., one hundred percent of the capital stock of CD Universe, Inc. for a total consideration of $1,915,000 in cash plus 2,425,000 shares of Common Stock with a fair market value of $7,275,000. Charles Beilman is the Chief Operating Officer, Chief Technical Officer and a Director of the Company. See 'CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.'

        3. On April 14, 1999, EUI sold 1,795,024 shares of its Series A 6% Convertible Preferred Stock in a private offering pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D adopted under the Securities Act. The EUI Preferred Stock was sold to a group of approximately 40 purchasers, including Lehman Brothers, Eisenberg Partners and principals of Gerard Klauer Mattison & Co., Inc., all of whom were accredited investors as defined in Rule 501 of Regulation D. The aggregate offering price for the Preferred Stock was $6,462,086. In connection with the Reorganization, the holders of the EUI Preferred Stock exchanged their shares, on a one-to-one basis, for shares of the Company's Preferred Stock having equivalent rights and preferences, as set forth in the Designation of Preferred Stock. Proceeds from this sale were used to acquired CD Universe, Inc. and for general corporate purposes.

        4. On April 14, 1999, EUI merged with and into MCA pursuant to an Agreement and Plan of Reorganization dated April 9, 1999 (the 'Merger Agreement'). As contemplated in the Merger Agreement, all of the outstanding common shares of EUI (12,829,000) were acquired by MCA, and the shareholders of EUI were issued shares of MCA equal to approximately 92% of the shares of MCA outstanding after the transaction. In connection with the merger into MCA, each share of EUI Preferred Stock was exchanged for a share of preferred stock of MCA having identical rights and preferences, and MCA changed its name to eUniverse, Inc.

        5. On April 14, 1999, as part of its compensation for acting as exclusive placement agent for the sale of the EUI Preferred Stock, Gerard Klauer Mattison & Co., Inc. ('GKM') received warrants to purchase 400,000 shares of Common Stock at an exercise price of $2.74 per share, which became exercisable on April 14, 1999 and expire April 14, 2004. GKM also received warrants to purchase an additional 271,835 shares of common stock of the Company at an exercise price of $2.75 per share, which become exercisable on April 14, 2000 and expire April 14, 2004. GKM's services to the Company had a fair market value of $1,214,567.

    Prior to April 14, 1999, MCA issued and sold unregistered securities in the amounts, at the times, and for the aggregate amounts of consideration listed as follows:

        1. In October and November, 1997, the Company sold 47,500 shares of its common stock for $9,500 under Rule 504 of Regulation D under the Securities Act to ten unaffiliated individuals.

        2. On April 2, 1998 the Company sold 18,750 shares of its common stock for $3,750 under Rule 504 to five individuals.

        3. On March 29 and March 31, 1999, the Company issued 78,000 shares of its common stock to various shareholders in exchange for services rendered in anticipation of the reorganization. The transaction was valued at the cost of the services rendered of $393,720.

        4. On March 31, 1999, the Company issued 2,000,000 shares of its common stock to A. Jay Boisdrenghein in exchange for services. The transaction was valued at the cost of the services rendered of $12,480,000.

        5. On April 6, 1999, MCA sold 897,835 shares of MCA common stock pursuant to Rule 504 for $897,835 to purchasers of the EUI Preferred Stock. These shares were exchanged for shares of freely tradable common stock of the Company as the result of the merger with MCA and name change to eUniverse, Inc. described above.

    Subsequent to the Reorganization, the Company issued and sold unregistered securities in the amounts, at the times, and for the aggregate amounts of consideration listed as follows:

        1. As of May 17, 1999, the Company purchased all the assets of Green Willow International Corp. for a total of 4,605 shares of Common Stock having a value of $52,500.

        2. As of June 1, 1999, the Company purchased all of the outstanding shares of the Common Stock of Case's Ladder for a total of 700,000 shares of restricted Common Stock of the Company with a fair market value of $7,000,000.

        3. On June 15, 1999, the Company issued 25,000 shares of restricted common stock to employees of CD Universe under the 1999 Stock Awards Plan valued at the fair market value of $237,500. The awards vested on April 14, 2000, subject to the continued employment of such employees. As of April 14, 2000, 10,360 shares vested and the remaining 14,640 were cancelled.

        4. As of July 1, 1999, eUniverse purchased all the outstanding capital stock of Gamer's Alliance, Inc. in exchange for 78,125 shares of Common Stock valued at an aggregate price of $1,000,000.

        5. As of August 31, 1999, eUniverse purchased 80% of the outstanding capital stock of The Big Network, Inc. in exchange for 1,440,000 shares of common stock valued at $8,820,000. After August 31, 1999 and as of May 18, 2000, eUniverse has acquired all of the remaining outstanding Big Network shares in exchange for 360,000 shares of eUniverse, with a fair market value of $2,171,925. As of the date of this prospectus, eUniverse owns 100% of the outstanding capital stock of Big Network.

        6. As of October 1, 1999, eUniverse purchased all of the assets of Funone.com in exchange for 8,733 shares of common stock valued at $50,000.

        7. Effective as of December 10, 1999, as compensation for consulting services for the following twelve months, eUniverse issued to Michael Zaroff warrants to purchase 60,000 shares of common stock at an exercise price of $6.00 per share, which were exercisable immediately and expire on December 31, 2000. These warrants have a value of $118,000 based on the Black-Scholes valuation model.

        8. Effective as of December 10, 1999, as compensation for consulting services for the following twelve months, eUniverse issued to Bob Agriogianis warrants to purchase 60,000 shares of common stock at an exercise price of $6.00 per share, which were exercisable immediately and expire on December 31, 2000. These warrants have a value of $118,000 based on the Black-Scholes valuation model.

        9. Effective as of January 15, 2000, as compensation for consulting services for one month, eUniverse issued to Mark Bergman warrants to purchase 20,000 shares of common stock at an exercise price of $4.75 per share, and warrants to purchase 20,000 shares of common stock at an exercise price of $5.75 per share, which were exercisable immediately and expire on January 31, 2001. These warrants have a value of $39,000 based on the Black-Scholes valuation model.

        10. As of February 1, 2000, eUniverse purchased all of the assets of Pokemonvillage.com and Quake City Gaming Network in exchange for 43,630 shares of common stock valued at $417,610.

        11. As of February 2, 2000, eUniverse purchased all of the outstanding stock of Falcon Ventures Corporation in exchange for 310,000 shares of common stock valued at $1,782,500.

        12. As of February 2, 2000, eUniverse sold 400,000 shares of common stock to Take-Two Interactive Software, Inc. in exchange for $2,000,000 in cash. Proceeds from this sale are being used for general corporate purposes.

        13. eUniverse amended the terms of its Series A 6% Convertible Preferred Stock, $.10 par value, with the consent of the requisite number of holders of the preferred stock and eUniverse issued, in the aggregate, 182,344 warrants to purchase shares of common stock at an exercise price of $6.00 to $8.00 per share, as consideration for such consents. These warrants become exercisable on February 2, 2000, and expire one year after the date of issuance.

        14. As of June 26, 2000 there were 17,782,963 shares of common stock outstanding, which were held by 405 shareholders of record.

        15. To date, eUniverse has paid no cash dividends and has no intention to pay cash dividends on its common stock in the foreseeable future.

        16. As of March 1, 2000, eUniverse acquired all the assets of Justsaywow.com in exchange for $200,000 cash and 11,696 shares of eUniverse common stock with a value of $100,000.

(b) USE OF PROCEEDS. Proceeds from the above sales were used for general corporate purposes. Shares were issued as consideration in the acquisition of other businesses and assets. Such business and assets are being used in eUniverse's current business operations.

    eUniverse believes that the Rule 504 offers and sales described above were exempt from registration pursuant to Rule 504 of Regulation D under the Securities Act because those offers and sales met all the conditions of Rule 504 as then in effect, including the dollar limitation, and eUniverse was not at the time of such transactions within any of the categories of issuers prohibited from using Rule 504.

    Except for the Rule 504 offerings described above, the foregoing sales of common stock were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering. No underwriters were engaged in connection with the foregoing sales of securities. These sales were made without general solicitation or advertising. Each purchaser was an 'accredited investor' or a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to the Registrant that the shares were being acquired for investment.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial data are derived from our audited financial statements presented as of March 31, 2000, 1999 and 1998. Prior to incorporating, CD Universe operated as a division of Prime Software, Inc., a related party. Therefore, the results presented for the years ended March 31, 1999 and 1998 are those of CD Universe, Inc., the financial predecessor of eUniverse. The results presented for the year ended March 31, 1997 are those of the CD Universe division of Prime Software, Inc. The historical results are not necessarily indicative of results to be expected for any future period. The effect of the merger along with other acquisitions is presented separately in pro forma statements. The data below should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the consolidated financial statements and the related notes to the financial statement included elsewhere in this Form 10-K.

                                eUNIVERSE, INC.
                            STATEMENT OF OPERATIONS

                                                                  YEARS ENDED MARCH 31,
                                                          --------------------------------------
                                                              2000          1999         1998
                                                              ----     |    ----         ----
                                                                       |       CD UNIVERSE
                                                                       |
Revenue.................................................  $ 10,934,198 | $8,851,247   $5,685,211
Cost of goods sold......................................     8,293,133 |  7,507,751    4,709,528
                                                          ------------ | ----------   ----------
Gross profit............................................     2,641,065 |  1,343,496      975,683
Operating expenses:                                                    |
    Marketing and sales (excludes stock-based                          |
      compensation of $ 379,006, $0 and $0,                            |
      respectively).....................................     3,942,416 |  1,145,648    1,111,698
    Product development (excludes stock-based                          |
      compensation of $37,326, $0 and $0,                              |
      respectively).....................................     2,222,176 |    282,270       --
    General and administrative (excludes stock-based                   |
      compensation of $164,598, $0 and $0,                             |
      respectively).....................................     4,589,737 |    319,614       --
    Amortization of goodwill and other intangibles......     2,440,080 |      1,168       --
    Stock-based compensation............................       580,930 |     --           --
                                                          ------------ | ----------   ----------
Total operating expenses................................    13,775,339 |  1,748,700    1,111,698
                                                          ------------ | ----------   ----------
        Operating loss..................................   (11,134,274)|   (405,204)    (136,015)
                                                          ------------ | ----------   ----------
Non-operating income (expense):                                        |
    Interest and dividend income........................        62,518 |        465       --
    Interest expense....................................       --      |     (2,424)     (15,797)
    Loss allocated to minority interest.................         4,110 |     --           --
    Other...............................................       --      |     --           --
    Income taxes........................................       --      |     --           --
                                                          ------------ | ----------   ----------
        Net income (loss)...............................  $(11,067,646)| $ (407,163)  $ (151,812)
                                                          ------------ | ----------   ----------
                                                          ------------ | ----------   ----------
Basic income (loss) per common share....................  $      (0.70)|        N/A          N/A
                                                          ------------ | ----------   ----------
                                                          ------------ | ----------   ----------
Basic weighted average common shares outstanding........    15,765,108 |        N/A          N/A

                               BALANCE SHEET DATA

                                                                                            CD UNIVERSE
                                                                                            DIVISION OF
                                                                   CD UNIVERSE                 PRIME
                                                         -------------------------------      SOFTWARE
                                        MARCH 31, 2000   MARCH 31, 1999   MARCH 31, 1998   MARCH 31, 1997
                                        -------------- | --------------   -------------- | --------------
                                                       |                                 |
Cash and cash equivalents.............   $ 2,323,087   |   $  11,335        $ 267,214    |    $19,558
Working capital (deficit).............      (787,006)  |    (783,204)        (309,854)   |     25,586
Total assets..........................    37,778,444   |     520,346          494,164    |     32,086
Total shareholders' equity............    30,738,514   |    (556,976)        (150,812)   |     32,086

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with our financial statements and the accompanying notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in 'Factors Affecting eUniverse's Business, Operating Results, and Financial Condition.'

OVERVIEW

    We commenced our current business of online retailing of music, video and games and operating online interactive entertainment web sites on April 14, 1999, when we reorganized with Motorcycle

Centers. Simultaneously with the reorganization, we acquired CD Universe, Inc., an online retailer of music CDs, which has been in operation since April 7, 1997. CD Universe is our predecessor for accounting and financial reporting purposes.

    Since April 1999, we have grown rapidly, mainly due to our acquisitions of Case's Ladder, Gamer's Alliance, The Big Network and Falcon Ventures Corporation, and several web sites, including funone.com, pokemonvillage.com, and justsaywow.com. We use the purchase method accounting for our acquisitions.

    Because of the early stage of our operations, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of our future performance. We report our results on an accrual basis and recognize revenue when we ship products to our customers. Our net sales are received primarily from customer credit card payments within three days of our shipments and concurrent billings.

    Our fiscal year ends on March 31st of each year. We incurred net losses of $11.1 million for the year ended March 31, 2000. These losses resulted from advertising costs, the costs of additional infrastructure, amortization of intangibles from our acquisitions, other costs incurred for the development of our web sites and acquisition of other web sites and a lack of commensurate net sales. Because of our aggressive expansion plans, we expect to incur significant operating losses for the foreseeable future. Although we have experienced revenue growth in recent periods, this growth may not be sustainable and these recent periods should not be considered indicative of future performance. We may never achieve substantially increased net sales or profitability, or if we achieve substantially increased net sales, they may not be sustained.

RESULTS OF OPERATIONS

    The following table sets forth the results of operations for eUniverse for the periods indicated:

                                                                                   PERCENT OF NET
                                                       YEARS ENDED MARCH 31,            SALES
                                                    ----------------------------   ---------------
                                                      2000      1999    % CHANGE   2000       1999
                                                      ----      ----    --------   ----       ----
                                                     (IN THOUSANDS)       (%)            (%)
Net sales:
    Products, net.................................  $  8,864   $8,851       --%      81%      100%
    Services, net.................................     2,070        0      100       19       --
                                                    --------   ------    -----     ----       ---
        Total net sales...........................    10,934    8,851       24      100       100
Cost of revenues:
    Products......................................     8,153    7,508        9       75        85
    Services......................................       140        0      n/a        1       --
                                                    --------   ------    -----     ----       ---
        Total cost of revenues....................     8,293    7,508       10       76        85
Gross profit:
    Products......................................       711    1,343      (47)     927        15
    Services......................................     1,930        0      100      795       --
                                                    --------   ------    -----     ----       ---
        Total gross profit........................     2,641    1,343       97       24        15
Operating expenses:
    Marketing and sales...........................     3,942    1,146      244       36        13
    Product development...........................     2,222      281      688       20         3
    General and administrative....................     4,589      320    1,334       42         4
    Amortization of intangibles...................     2,440        1      100       22       --
    Stock-based compensation......................       581     --        100        5       --
                                                    --------   ------    -----     ----       ---
        Total operating expenses..................    13,774    1,749      688      126        20
                                                    --------   ------    -----     ----       ---
Operating loss....................................   (11,134)    (405)   2,649     (102)       (5)
Non-operating income (expense):
    Interest and dividend income..................        67       (2)     n/a        1       --
    Income taxes..................................         0        0      n/a        0       --
                                                    --------   ------    -----     ----       ---
Net income/(loss).................................  $(11,067)  $ (407)   2,619%    (101)%     (5)%
                                                    --------   ------    -----     ----       ---
                                                    --------   ------    -----     ----       ---

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

NET SALES

    Net product sales represent the gross revenue received from sales of music, video, games and other products sold by eUniverse, less sales returns, and outbound shipping and handling charges. Net service sales represent revenue generated from sales of membership, sponsorship and advertising on our web sites. Total net sales increased nearly 24%, or $2.1 million, from $8.9 million for the year all due to increases in service sales. Advertising, sponsorship and membership net sales grew to 19% of total sales and has a positive effect on gross margins. Comparatively, there were no such sales in 1999. Of these sales, 95% are attributable to our subsidiaries and web sites acquired during the year. Advertising and service net sales include barter advertising, where we exchange banner and other ad impressions on our sites in exchange for similar quantities and values on our partner's sites. Barter advertising represented 2% of net sales for fiscal year 2000, as compared to no barter in fiscal year 1999. Through the acquisitions and through internal growth, we have expanded the service sales rapidly during the year and expect those sales to increase even more as a proportion of total sales.

GROSS PROFIT

    Gross profit is calculated as net sales less the cost of net sales, which consists of the cost of merchandise sold to customers and inbound and outbound shipping costs for products and costs associated with advertising on the eUniverse network for services. Gross profit totaled $2.6 million for the fiscal year 2000, compared to $1.3 million for the fiscal year 1999. For the fiscal year 2000, advertising, sponsorship and membership net sales represented 73% of the gross margin and product net sales represented 27% of the gross margin. Gross profits for product sales were $630,000 lower for the fiscal year 2000, as compared to the fiscal year 1999, due to increased promotional discounts. However, for the fiscal year 2000, total gross profits were $1.3 million higher than total gross profits for the comparable period the prior year due to the inclusion of service net sales, which represented $1.9 million of gross profits for the fiscal year 2000, and more than offset the decline in product sales.

    eUniverse over time intends to expand its product sales operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or services offerings. Gross margins attributable to new business areas may be lower than those associated with eUniverse's existing business activities. However, eUniverse over time intends to continue to focus on increasing advertising revenue, particularly for Case's Ladder, Gamer's Alliance and Big Network, and improving gross margins.

MARKETING AND SALES

    Marketing and sales expenses consist primarily of fulfillment, advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. Fulfillment costs include the cost of operating and staffing the distribution and customer service center. Marketing and sales expenses totaled $3.9 million for the fiscal year 2000, compared to $1.1 million for the fiscal year 1999. For the fiscal year 2000, marketing and sales costs of our acquired subsidiaries accounted for $969,000 of the $2.8 million increase over the comparable period in the prior year. The $969,000 increase in marketing and sales costs attributable to our acquired subsidiaries consists of $358,000 in payroll, $187,000 in advertising and promotion and $214,000 in consulting and other services and $210,000 facilities and related expenses. In marketing and sales costs for our product segment for the fiscal year 2000, there were increases of $616,000 for payroll, $422,000 in processing and fulfillment costs and $401,000 in advertising, as compared to the fiscal year 1999.

PRODUCT DEVELOPMENT

    Product development expenses consist of payroll and related expenses for developing and maintaining eUniverse's web sites and supporting technology. Product development expenses totaled $2.2 million for the fiscal year 2000, compared to $282,000 for the fiscal year 1999. For the fiscal year

2000, costs attributable to the acquired companies were $1,139,000, consisting of product development payroll costs of $651,000, contractor services costs of $298,000 and facilities costs of $191,000. In the product segment, payroll increased by $331,000 and contractor services increased by $456,000 for the fiscal year 2000 as compared to the comparable period in the prior year. eUniverse intends to create a tighter structure among its web sites and design new sites, both of which will increase expenses.

GENERAL AND ADMINISTRATIVE

    General and administrative ('G&A') expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. G&A expenses totaled $4.6 million for the fiscal year 2000, compared to $320,000 for the fiscal year 1999. For the fiscal year 2000, increases in G&A costs are primarily attributable to increased infrastructure costs associated with eUniverse's expansion efforts and increased costs to support its efforts to become registered with the SEC. These increases included $1,182,000 in payroll, $1,076,000 in accounting and legal and $1,020,000 in professional services. eUniverse expects G&A costs to continue to increase commensurate with its expansion plans.

AMORTIZATION OF INTANGIBLES

    Amortized expenses on intangible assets totaled $2.4 million for the fiscal year 2000, compared to $1,168 amortized expenses for the fiscal year 1999. The amortized expenses on intangible assets for the fiscal year 2000 reflect the acquisitions of CD Universe, Case's Ladder, Gamer's Alliance, Big Network, Falcon Ventures Corporation and the assets of pokemonvillage.com and Quake City Gaming Network. eUniverse expects the costs of acquired companies and web sites to increase in fiscal year 2001, because eUniverse will record a full year's amortization expense relating to the acquisitions made in fiscal year 2000. It is likely that eUniverse will continue to expand its business through acquisitions and investments, which would cause amortization costs to increase.

STOCK-BASED COMPENSATION

    Stock-based compensation is comprised of the portion of acquisition related consideration conditioned on the continued tenure of key employees, which must be classified as compensation expense under generally accepted accounting principles. Stock-based compensation expenses totaled $581,000 for the fiscal year 2000, compared to no stock-based compensation expenses for the fiscal year 1999. The expenses for the fiscal year 2000 are attributable to stock compensation provided in connection with the acquisitions of MegaDvd.com and Funone.com and awards under the 1999 Stock Awards Plan to CD Universe employees.

NON-OPERATING INCOME

    Non-operating income totaled $67,000 for the fiscal year 2000, compared to no non-operating income for the fiscal year 1999. Interest income increased due to higher cash balances resulting from eUniverse's financing activities, principally the April 1999 sale of $6.46 million in Series A 6% Convertible Preferred Stock and $1.0 million in common stock. Loss allocated to minority interest for the fiscal year 2000 represents the minority shareholders of Big Network's share of their losses for the year-to-date period, limited by their investment.

INCOME TAXES

    eUniverse has not generated any taxable income to date and therefore did not pay any federal income taxes in the years ended March 31, 2000 or 1999. Utilization of eUniverse's net operating loss carryforwards, which begin to expire in 2011, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding realizability of the deferred tax assets, eUniverse has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

NET LOSS

    Net loss totaled $11.1 million for the fiscal year 2000, compared to $407,000 for the fiscal year 1999. The increase in net loss is attributable to an increase in expenses as described above and lack of a commensurate increase in net sales.

YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

    For the years ended March 31, 1999 and 1998, the results discussed are those are solely of the operations of CD Universe, our predecessor company. The following table sets forth the results of operations for CD Universe for the periods indicated:

                                                       YEAR ENDED MARCH 31,
                                                    --------------------------
                                                     1999     1998    % CHANGE
                                                     ----     ----    --------
                                                          (IN THOUSANDS)
Net product sales.................................  $8,851   $5,685      56%
Gross Profit......................................   1,343      976      33%
Operating expenses:
    Marketing and sales...........................   1,146    1,112       3%
    Product development...........................     281     --       N/A
    General and administrative....................     320     --       N/A
Net Income/(Loss).................................  $ (407)  $ (152)    168%

NET SALES

    Net sales include the selling price of music and video products sold by eUniverse, net of returns, as well as outbound shipping and handling charges.

    Net sales totaled $8.8 million for the year ended March 31, 1999, compared to $5.7 million for the year ended March 31, 1998. Net sales increased by 56% as a result of increased purchases of music online and through eUniverse's increased marketing with its marketing partners and favorable reviews by third parties.

GROSS PROFIT

    Gross profit is calculated as net sales less the cost of net sales, which consists of the cost of merchandise sold to customers and inbound and outbound shipping costs.

    Gross profit totaled $1.3 million for the year ended March 31, 1999, compared to $976,000 for the year ended March 31, 1998. Gross profit increased in absolute dollars but decreased as a percentage of net sales from 17.2% to 14.7%, reflecting a downward change in product pricing needed for CD Universe to remain competitive with other Internet-based CD retailers.

MARKETING AND SALES

    Marketing and sales expenses consist primarily of fulfillment costs, advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. Fulfillment costs include the cost of operating and staffing the distribution and customer service center.

    Marketing and sales expenses totaled $1.2 million for the year ended March 31, 1999, compared to $812,000 for the year ended March 31, 1998. Marketing and sales expenses increased due to several factors. An increase in marketing and sales expenses of $201,000 was directly related to costs of fulfilling customer demand and fees for credit card processing, which vary directly with product sales. The remaining $170,000 increase was due in equal parts to increases in eUniverse's advertising and promotional expenditures and in payroll related costs. For the year ended March 31, 1999, marketing and sales expense represented 13.3% of product sales, 1% down from 14.3% for the year ended March 31, 1998 because of an increase in net sales.

PRODUCT DEVELOPMENT

    Product development expenses consist of payroll and related expenses for developing and maintaining eUniverse's websites and supporting technology.

    Product development expenses totaled $333,000 for the year ended March 31, 1999, compared to $148,000 for the year ended March 31, 1998. Product development expenses increased in the year ended March 31, 1999, as compared to the year ended March 31, 1998, due to increased sales activity, which required continuous web site development. In the year ended March 31, 1999, payroll related expense increased by $40,000 and expenses for contracted services for programming work increased by $90,000. Other increases of $55,000 consisted of minor increases in several product development expense categories such as Internet fees, software and supplies. For the year ended March 31, 1999, product development expenses represented 3.8% of product sales, up from 2.6% for the year ended March 31, 1998 because of the increased sales activity described above.

GENERAL AND ADMINISTRATIVE

    General and administrative ('G&A') expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses.

    G&A expenses totaled $193,000 for the year ended March 31, 1999, compared to $151,000 for the year ended March 31, 1998. G&A costs increases were attributable to increased payroll-related costs associated with CD Universe's expansion. For the year ended March 31, 1999, G&A costs represented 2.1% of product sales, down from 2.6% for the year ended March 31, 1998 because of an increase in net sales.

NET LOSS

    Net loss totaled $407,000 for the year ended March 31, 1999, compared to $152,000 for the year ended March 31, 1998. The increase in net loss was due to expenses described above that increased more than net sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

    For the years ended March 31, 1999 and 1998 net cash used in operating activities was $10,000 compared to cash generated of $393,000, respectively. In 1999, net operating cash flows were primarily attributable to net losses offset by increases in accounts payable due to growth in product sales. In 1998, the cash generated was due to growth in accounts payable of $535,000, which offset operating losses.

    Net cash used in investing activities was $114,000 and $236,000 for the years ended March 31, 1999 and 1998, respectively, and consisted of purchases of fixed assets. Net cash used in financing activities of $132,000 for the year ended March 31, 1999 resulted from repayments of loans from affiliates, the source of the financing cash for the prior year.

    As of March 31, 1999, eUniverse's principal commitments included obligations for leases amounting to approximately $117,000 annually for the next 3 years and a note payable to an officer of $105,000. At March 31, 1999, eUniverse had cash resources of $11,000 as compared to $267,000 at the same point in 1998. eUniverse, formerly known as Motorcycle Centers of America, Inc., was under agreement to be acquired by Entertainment Universe at March 31, 1999, which was consummated on April 14, 1999.

    Since April 14, 1999, eUniverse has satisfied its cash requirements primarily through private placements of equity securities (including the $6.3 million net proceeds raised in April of 1999) and cash flow from sales of music CDs and videos and advertising.

    Net cash used in operating activities was $3.2 million for the year ended March 31, 2000. Negative net operating cash flows were primarily attributable to net losses, acquisition related costs, increases in non-cash current assets, offset by increases in current liabilities and by increases in non-cash charges for depreciation and amortization.

    Net cash used in investing activities was $2.6 million for the year ended March 31, 2000. During the year, $0.7 million was used for acquisitions, consisting of $1.9 million in cash paid for the CD Universe acquisition, less $1.2 million received from acquisitions. Purchases of fixed assets amounted to $0.9 million and other asset changes were $0.9 million.

    Net cash provided by financing activities of $8.2 million for the year ended March 31, 2000 resulted from net proceeds of $8.4 million resulting from the sale of 1.8 million shares of preferred stock and 1,297,835 shares of common stock. The remaining amount came from repayments of advances to an officer and affiliates offset by advances to employees made in conjunction with acquisitions.

    As of March 31, 2000, eUniverse's principal commitments include obligations for leases amounting to about $180,000, annually. Continued acquisitions and investments may also require future capital expenditures.

    The Company currently has low balances of cash reserves and working capital surplus to fund its operations and its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations. Since
March 31, 2000 the Company received short term loans of $1.73 million from new investors. The cash was used principally to finance working capital requirements. Management intends to raise additional working capital through additional equity and/or debt financings in the upcoming year and has entered into a letter of intent to sell 2,500,000 shares of common stock for $15,000,000 (see Note 16). The company believes it will close this transaction in the near future, however, there can be no assurance that such financing can be successfully completed on terms acceptable to the Company.

    The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to obtain and ship products sold to consumers, the rejection of the Company's services by Internet consumers or advertisers, the inability of the Company to maintain and increase the levels of traffic on its websites, as well as other risks and uncertainties. In the event that the Company does not successfully implement its plan for additional funding, certain assets may not be recoverable.

    In addition, eUniverse will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact eUniverse's liquidity requirements or require eUniverse to issue additional equity. There can be no assurance that financing will be available in amounts or on terms acceptable to eUniverse, if at all.

THEFT OF CUSTOMER DATA FROM CD UNIVERSE

    eUniverse was contacted by a person claiming to possess CD Universe customer information and demanding compensation in return for not posting the information on the Internet. The FBI was immediately contacted and an investigation was initiated. eUniverse learned on Saturday, January 8, 2000, that customer data was posted on the Internet and immediately notified the FBI, which caused the site to be shut down the same day. We cooperated with the FBI and other law enforcement officials to discover the extent to which our data may have been compromised and to identify the extortionist and limit any damage to eUniverse's customers.

    CD Universe has approximately 300,000 registered customers. Apart from claims made by the perpetrator and the minimal information on card data released, we cannot yet determine when or how the data was taken or the extent of the theft. For the purpose of our response to the theft, we assumed that all customers may have been affected and took the steps identified below to mitigate our customers' exposure and inconvenience.

    Upon learning on January 8, 2000 that customer data had been posted on the Internet, eUniverse took several steps to secure its customer data. We notified the credit card issuers of the theft and provided them with the data they need to take corrective actions with their card members. We have also sent e-mail messages to our customers to notify them of the risk that their credit card data may have been stolen and advise them that they should closely monitor their accounts. We also suggested that they might wish to have their cards reissued for additional protection. Similar information and suggestions were given to customers who call our support staff.

    A major technology security firm was retained to review eUniverse's security procedures. Since the extortionist claimed that certain third party software may have been utilized in connection with the theft, eUniverse discontinued use of that software for credit card processing and implemented a new software system.

    Information regarding this theft of data has been widely disseminated in the national press. The publicity generated by the press coverage may cause customer concerns regarding the security of their credit card data. There may be a loss of confidence and loyalty in CD Universe directly and there may be a broader loss of confidence and loyalty in eUniverse, its e-commerce business and its brand identity. More generally, e-commerce as a whole could be adversely affected. eUniverse cannot yet predict the impact, if any, on its sales and operating results.

    eUniverse may be required to defend against lawsuits related to the theft of data. At this time, eUniverse is unable to determine the extent of any such effect on sales or exposure to lawsuits or any associated liability. Such lawsuits could include suits by eUniverse's shareholders, customers and credit card processor and by credit card issuers and third-party merchants that accept the fraudulently obtained credit card information. eUniverse has maintained directors and officers' liability insurance and general liability insurance but is unable to determine whether such insurance would adequately cover any liability or expenses associated with potential lawsuits.

YEAR 2000 READINESS DISCLOSURE

    Prior to the rollover to the Year 2000, eUniverse determined through testing that its computer equipment at its Wallingford, Connecticut facility and its other locations was Y2K compliant or took the steps required to update any portions that were not compliant. All mission critical third party software applications at all divisions and subsidiaries were independently tested (operating systems, web servers, database systems, programming languages) and determined to be Year 2000 compliant before the Year 2000. All internally developed software at all divisions is believed to be Year 2000 compliant, and a full audit using commercially available development tools that are designed to detect Year 2000 issues has been completed and any problems detected have been repaired.

    eUniverse conducted an analysis to determine the extent to which others have Year 2000 issues. These include CD Universe's major suppliers' systems, including the systems of credit card processors, telecommunications providers, product distributors and companies with whom CD Universe has marketing agreements. CD Universe's primary distributor for music and video products, Valley Media, indicated that it was in compliance before the Year 2000. CD Universe is currently unable to predict the extent to which the Year 2000 issue will affect Valley's suppliers, and the extent to which Valley would be vulnerable to its suppliers' failure to resolve any Year 2000 issues on a timely basis. The failure of a major supplier subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with CD Universe's systems could have a material adverse effect on CD Universe. In addition, 97% of the purchases from CD Universe's online store are made with credit cards, and our operations may be materially adversely affected to the extent customers are unable to use their credit cards due to Year 2000 issues that are not rectified by their credit card providers.

    During December 1999, we sent letters to our major suppliers requesting their status related to the Year 2000 issue. We received responses related to our telephone and security systems. We telephonically contacted those suppliers who had not responded to confirm their readiness for Year 2000 during the final week of 1999. Prior to beginning operations for the new year, we contacted our primary and secondary suppliers to confirm their ability to service us. None expected that there would be any problems. Additionally, we have developed alternative sources of supply for all lines of products sold.

    eUniverse also conducted an analysis to determine the extent to which any non-information technology systems, e.g., any equipment with embedded chips, are Year 2000 compliant. We determined that the Year 2000 issue would not affect non-information technology systems.

YEAR 2000 IMPACTS EXPERIENCED

    From the time of the rollover to the Year 2000 up to the date of this Form 10-K, none of our operations have experienced any significant disruptions to their systems operations. Prior to transacting new business with our primary and secondary suppliers we confirmed with them that they had not experienced any problems that would prevent their servicing of our business. In our operations two minor issues were noted; several of the servers for Case's Ladder operated with incorrect clock dates, and the email interface for the Big Network Daily Post experienced minor errors. For Case's Ladder no disruption occurred and the issue was resolved with a software fix. In the case of Big Network, revisions to the software were required at a cost of less than $3,000. No disruptions have occurred at CD Universe or Gamer's Alliance.

YEAR 2000 CONTINGENCY PLAN

    eUniverse intends to use existing non-Year 2000 specific contingency plans to address any situations that it believes would arise if eUniverse or third parties fail to be Year 2000 compliant. These plans consist principally of having teams of problem resolution staffers on call during non-working hours to respond to site downtime issues or failures. There is a risk that existing contingency plans would be inadequate to deal with serious and sustained Year 2000 adverse affects.

YEAR 2000 COSTS

    eUniverse has not expended or committed any significant amount of cash resources on Year 2000 compliance and does not expect to expend any significant amount of cash resources on Year 2000 compliance in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    eUniverse places its cash and cash equivalents in banks with high quality standards. Cash investments consist of high quality overnight investments that bear immaterial exposure to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial statements required pursuant to this item are included in Part IV,
Item 14 of this Form 10-K and are presented beginning on page F-2. The supplementary financial information required by this item is included under the subsection entitled 'Quarterly Results of Operations/Supplementary Financial Information,' beginning on page F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

    See the information set forth in the sections entitled 'Item 1. -- Election of Directors' and 'Compliance with Section 16(a) of the Exchange Act' in eUniverse's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the SEC at least ten days before such statement is mailed to stockholders (the '2000 Proxy Statement'), which is incorporated herein by reference, and the information set forth in the section entitled 'Executive Officers of eUniverse' at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

    See the information set forth in the sections entitled 'Item 1. -- Election of Directors -- Director Compensation' and 'Executive Officer Compensation' in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    See the information set forth in the section entitled 'Share Ownership by Principal Stockholders and Management' in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See the information set forth in this section entitled 'Certain Relationships and Related Transactions' in the 2000 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS.

    The following consolidated financial statements, and the related notes thereto, of eUniverse and the Report of Independent Auditors are filed as part of this Form 10-K.

                         INDEX TO FINANCIAL STATEMENTS

eUniverse, Inc. Financials..................................         F-1 - F-21
CD Universe, Inc. Financials................................        F-22 - F-33

2. FINANCIAL STATEMENT SCHEDULES.

    Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the consolidated financial statements and notes thereto.

    Separate financial statements of 50% or less owned subsidiaries accounted for by the equity method are not summarized herein and have been omitted because, in the aggregate, they would not constitute a significant subsidiary.

3. EXHIBITS.

    The Exhibits listed on the accompanying index to exhibits immediately following the signatures to this Form 10-K are filed as a part of, or incorporated by reference into, this Form 10-K.

(b) REPORTS ON FORM 8-K.

    1. A Current Report on Form 8-K was filed with the SEC by eUniverse on April 14, 2000 to report the acquisition of the JustSayWow web site.

    2. A Current Report on Form 8-K was filed with the SEC by eUniverse on June 28, 2000 to report the pro forma financials of Dustcloud Media, the acquisition of which was reported in eUniverse's registration statement on Form S-1 filed with the SEC on April 17, 2000 (Registration No. 333-33084).

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
eUNIVERSE, INC.

    We have audited the accompanying consolidated balance sheet of eUniverse, Inc. and Subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eUniverse, Inc. and Subsidiaries as of March 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 15 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Our audit referred to above included an audit of the financial statement schedule listed under item 14(a)(2). In our opinion, this financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.

                                     MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                      Certified Public Accountants

New York, New York
May 26, 2000
                                eUNIVERSE, INC.
                                 BALANCE SHEETS

                                                                     | CD UNIVERSE   CD UNIVERSE
                                                          MARCH 31,  |  MARCH 31,     MARCH 31,
                                                            2000     |    1999          1998
                                                            ----     |    ----          ----
                                                                     |
                        ASSETS                                       |
Current Assets:                                                      |
    Cash and cash equivalents..........................  $ 2,323,087 | $   11,335     $ 267,214
    Accounts receivable, net of allowances for doubtful              |
      accounts of 78,214 and $0, respectively..........      994,364 |     92,938        --
    Inventory..........................................      431,714 |     22,647        23,877
    Due from Officers..................................      --      |    157,569         1,000
    Due from employees.................................      153,200 |     --            --
    Prepaid expenses and other current assets..........    2,350,559 |      9,629        43,031
                                                         ----------- | ----------     ---------
        Total Current Assets...........................    6,252,924 |    294,118       335,122
Furniture and equipment, less accumulated depreciation               |
  of $270,188, $83,052, and $36,900, respectively......    1,190,071 |    225,718       158,362
Goodwill, net of amortization of $2,287,420............   29,114,844 |     --            --
Other intangibles, net of amortization of $153,319,                  |
  $340, and $170, respectively.........................      911,212 |        510           680
Other Assets...........................................      309,393 |     --            --
                                                         ----------- | ----------     ---------
        Total assets...................................  $37,778,444 | $  520,346     $ 494,164
                                                         ----------- | ----------     ---------
                                                         ----------- | ----------     ---------
                                                                     |
    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                   |
Current liabilities:                                                 |
    Accounts payable...................................  $ 2,273,672 | $  828,718     $ 435,015
    Accrued liabilities................................    2,104,688 |    113,604        99,566
    Deferred Revenue...................................    2,653,412 |
    Due to affiliates..................................      --      |     30,000       110,395
    Due to officer.....................................      --      |    105,000        --
    Short-term portion of lease obligations............        8,158 |     --            --
                                                         ----------- | ----------     ---------
        Total Current Liabilities......................    7,039,930 |  1,077,322       644,976
                                                         ----------- | ----------     ---------
Long-term liabilities                                                |
Shareholders' equity (deficit):                                      |
    Preferred stock, $.10 par value; 40,000,000 shares               |
      authorized; 1,795,024 and -0- shares issued and                |
      outstanding, respectively........................      179,502 |     --            --
    Common stock, $.001 par value; 250,000,000 shares                |
      authorized; 17,630,422 issued and outstanding....       17,630 |      1,000         1,000
    Additional paid-in capital.........................   41,609,028 |     --            --
    Retained deficit...................................  (11,067,646)|   (557,976)     (151,812)
                                                         ----------- | ----------     ---------
        Total shareholders' equity.....................   30,738,514 |   (556,976)     (150,812)
                                                         ----------- | ----------     ---------
        Total liabilities and shareholders' equity.....  $37,778,444 | $  520,346     $ 494,164
                                                         ----------- | ----------     ---------
                                                         ----------- | ----------     ---------

   The accompanying notes are an integral part of these financial statements.

                                eUNIVERSE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED MARCH 31,
                                                      ------------------------------------------
                                                          2000     |    1999           1998
                                                          ----     |    ----           ----
                                                                   | CD UNIVERSE    CD UNIVERSE
                                                                   |
Revenue:                                                           |
    Products........................................  $  8,864,461 | $8,851,247    $   5,685,211
    Services........................................     2,069,737 |     --             --
                                                      ------------ | ----------    -------------
        Total revenue...............................    10,934,198 |  8,851,247        5,685,211
Cost of goods sold:                                                |
    Products........................................     8,153,179 |  7,507,751        4,709,528
    Services........................................       139,954 |     --             --
                                                      ------------ | ----------    -------------
        Total cost of goods sold....................     8,293,133 |  7,507,751        4,709,528
Gross profit:                                                      |
    Products........................................       711,282 |  1,343,496          975,683
    Services........................................     1,929,783 |     --             --
                                                      ------------ | ----------    -------------
        Total gross profit..........................     2,641,065 |  1,343,496          975,683
                                                      ------------ | ----------    -------------
Operating expenses:                                                |
    Marketing and sales (excludes stock-based                      |
      compensation of $379,006, $0, and $0,                        |
      respectively).................................     3,942,416 |  1,145,648        1,111,698
    Product development (excludes stock-based                      |
      compensation of $37,326, $0, and $0,                         |
      respectively).................................     2,222,176 |    282,270         --
    General and administrative (excludes stock-based               |
      compensation of $164,598, $0, and $0                         |
      respectively..................................     4,589,737 |    319,614         --
    Amortization of goodwill and other                             |
      intangibles...................................     2,440,080 |      1,168         --
    Stock-based compensation........................       580,930 |     --             --
                                                      ------------ | ----------    -------------
        Total operating expenses....................    13,775,339 |  1,748,700        1,111,698
                                                      ------------ | ----------    -------------
            Operating loss..........................   (11,134,274)|   (405,204)        (136,015)
Nonoperating income (expense):                                     |
    Interest income.................................        62,518 |        465         --
    Interest expense................................       --      |     (2,424)         (15,797)
    Loss allocated to minority interest.............         4,110 |     --             --
                                                      ------------ | ----------    -------------
        Loss before income taxes....................   (11,067,646)|   (407,163)        (151,812)
Income taxes........................................       --      |     --             --
            Net loss................................  $(11,067,646)| $ (407,163)   $    (151,812)
                                                      ------------ | ----------    -------------
                                                      ------------ | ----------    -------------
Basic and diluted loss per common share.............  $      (0.70)|        N/A              N/A
                                                      ------------ | ----------    -------------
                                                      ------------ | ----------    -------------
                                                                   |
Basic weighted average common shares outstanding....    15,765,108 |        N/A              N/A
                                                      ------------ | ----------    -------------
                                                      ------------ | ----------    -------------

   The accompanying notes are an integral part of these financial statements.

                                eUNIVERSE, INC.
                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                          PREFERRED STOCK           COMMON STOCK        ADDITIONAL
                                       ---------------------   ----------------------     PAID-IN       RETAINED
                                        SHARES     PAR VALUE     SHARES     PAR VALUE     CAPITAL       DEFICIT         TOTAL
                                        ------     ---------     ------     ---------     -------       -------         -----
Share issued to acquire option to
 purchase CD Universe................     --       $  --        8,061,000    $8,061     $   247,039        --        $    255,100
Shares issued for merger related
 services............................     --          --        1,539,000     1,539          47,145        --              48,684
Shares issued pursuant to Rule 506 of
 Regulation D........................     --          --          250,000       250         249,750        --             250,000
Shares issued pursuant to employment
 agreement...........................     --          --          200,000       200           6,036        --               6,236
                                       ---------   --------    ----------    ------     -----------   ------------   ------------
Balance, March 31, 1999..............     --          --       10,050,000    10,050         549,970        --             --
Sale of Preferred Stock..............  1,795,024    179,502                               6,282,584                     6,462,086
Cost of offerings and issuance.......     --          --                                 (2,184,449)                   (2,184,449)
Shares issued in acquisition of
 eUniverse.com Website...............     --          --           15,000        15          59,985                        60,000
Shares issued in acquisition of
 CD Universe, Inc. ..................     --          --        2,425,000     2,425       7,272,575                     7,275,000
Shares issued for services...........     --          --          392,436       392         500,206                       500,598
Shares retained by former MCA
 Shareholders........................     --          --        1,220,993     1,221         857,256                       858,477
Shares issued in acquisition of Mega
 DVD.................................     --          --            4,605         4          52,496                        52,500
Shares issued in acquisition of Cases
 Ladder, Inc. .......................     --          --          700,000       700       6,999,300                     7,000,000
Stock options issued in connection
 with acquisition of Cases Ladder,
 Inc. ...............................     --          --           --         --          1,111,100                     1,111,100
Stock options issued in connection
 with services performed.............     --          --           --         --             67,248                        67,248
Fair Value of the warrants issued....     --          --           --         --          1,921,217                     1,921,217
Shares issued in acquisition of
 Gamers Alliance, Inc. ..............     --          --           78,125        78         999,922                     1,000,000
Additional Shares issued in
 acquisition of Gamers Alliance,
 Inc. ...............................     --          --            8,789         9          85,684                        85,693
Shares issued to employees as
 compensation expense................     --          --           42,506        42         269,561                       269,603
Amortization of variable stock
 options issued to employees.........     --          --           --         --            207,010                       207,010
Shares issued in acquisition of The
 Big Network, Inc....................     --          --        1,440,000     1,440       8,818,560                     8,820,000
Shares issued in acquisition of
 FunOne.com..........................     --          --            8,733         9          49,991                        50,000
Shares issued in acquisition of
 Falcon Ventures Corp................     --          --          310,000       310       1,782,190                     1,782,500
Shares issued in acquisition of
 PokemonVillage.com..................     --          --           43,630        44         379,456                       379,500
Shares issued in acquisition of
 JustSayWow.com......................     --          --           11,976        12          99,988                       100,000
Additional Shares issued in
 acquisition of Gamers Alliance,
 Inc.................................     --          --            8,789         9          51,626                        51,635
Additional Shares issued in
 acquisition of The Big Network,
 Inc.................................     --          --          269,840       270       1,652,500                     1,652,770
Shares issued to Take2 Corporation...     --          --          600,000       600       3,599,400                     3,600,000
Stock options issued in connection
 with affiliate agreements...........     --          --           --         --            123,652                       123,652
Net loss for the twelve months ended
 March 31, 2000......................     --          --           --         --            --         (11,067,646)   (11,067,646)
                                       ---------   --------    ----------    ------     -----------   ------------   ------------
                                       1,795,024    179,502    17,630,422    17,630      41,609,028    (11,067,646)    30,738,514
                                       ---------   --------    ----------    ------     -----------   ------------   ------------
                                       ---------   --------    ----------    ------     -----------   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                                eUNIVERSE, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED
                                                                        MARCH 31,
                                                         ----------------------------------------
                                                             2000     |    1999          1998
                                                             ----     |    ----          ----
                                                                      | CD UNIVERSE   CD UNIVERSE
                                                                      |
Operating Activities:                                                 |
    Net income (loss)..................................  $(11,067,646)|  $(406,164)    $(151,812)
    Transactions not requiring cash:                                  |
        Depreciation...................................       143,955 |     46,322        37,070
        Amortization...................................     2,440,038 |     --            --
        Write off of excess of purchase price over cost               |
          assigned to assets acquired..................       --      |     --            40,000
        Bad Debt Reserve...............................        59,039 |     --            --
        Common stock issued to employees...............       373,920 |     --            --
        Amortization of variable stock option issued to               |
          employees....................................       207,010 |     --            --
        Common stock issued to outside consultants.....       228,598 |     --            --
        Stock options and warrants issued to outside                  |
          consultants and affiliates...................       338,606 |
        Loss allocated to minority interest............        (4,110)|     --            --
    Changes in current assets..........................    (1,763,158)|    (58,306)      (66,908)
    Changes in current liabilities.....................     5,809,149 |    407,741       534,581
                                                         ------------ |  ---------     ---------
            Net Cash Used in Investing Activities......    (3,234,599)|    (10,407)      392,931
                                                         ------------ |  ---------     ---------
Investing Activities:                                                 |
    Acquisitions.......................................    (2,015,000)|     --            --
    Proceeds through acquisitions......................       330,983 |     --            --
    Proceeds through reverse acquisition...............       858,477 |     --            --
    Changes in other assets............................      (907,115)|     --           (40,850)
    Purchases of fixed assets..........................      (899,287)|   (113,508)     (195,262)
                                                         ------------ |  ---------     ---------
            Net Cash Used in Investing Activities......    (2,631,942)|   (113,508)     (236,112)
                                                         ------------ |  ---------     ---------
Financing Activities:                                                 |
    Proceeds from issuance of preferred stock..........     5,875,204 |     --            --
    Proceeds from issuance of common stock.............     2,505,000 |     --             1,000
    Payment to repurchase common stock.................       (20,000)|     --            --
    Financing costs....................................        (6,672)|     --            --
    Cash retained by affiliates........................       --      |     --           (19,558)
    Advance from officer...............................       --      |    150,000        --
    Repayment of advances from officer.................      (105,000)|    (45,000)       --
    Loan from affiliates...............................       --      |     30,000       110,395
    Repayment of loan from affiliates..................       (74,808)|   (110,395)       --
    Advance to officer.................................       --      |   (156,569)       (1,000)
    Receipt of advances to officer.....................       157,769 |
    Advances to Employees..............................      (153,200)|     --            --
                                                         ------------ |  ---------     ---------
            Net Cash Provided by Financing                            |
              Activities...............................     8,178,293 |   (131,964)       90,837
                                                         ------------ |  ---------     ---------
Change in Cash and Cash Equivalents....................     2,311,752 |   (255,879)      247,656
Cash and cash equivalents, beginning of period.........        11,335 |    267,214        19,558
                                                         ------------ |  ---------     ---------
Cash and Cash Equivalents at End of Period.............  $  2,323,087 |  $  11,335     $ 267,214
                                                         ------------ |  ---------     ---------
                                                         ------------ |  ---------     ---------
Cash Paid During the Year For:                                        |
    Interest Expense...................................  $    --      |  $   2,424     $  15,797
                                                         ------------ |  ---------     ---------
                                                         ------------ |  ---------     ---------
    Income taxes.......................................  $    --      |  $  --         $  --
                                                         ------------ |  ---------     ---------
                                                         ------------ |  ---------     ---------

   The accompanying notes are an integral part of these financial statements.

                                eUNIVERSE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

(1) ORGANIZATION AND LINE OF BUSINESS

    eUniverse, Inc. (the 'Company') is a Nevada Corporation engaged in developing and operating a network of web sites providing entertainment-oriented products and services. At present the Company is engaged in sales of audio CDs, videotapes (VHS), and digital videodisks ('DVDs') over the Internet, providing online games, offering advertising on its network of web sites, and, to a limited extent, website development for third parties. The Company conducts operations from facilities located in Wallingford, CT, San Francisco and Los Angeles, CA and Mount Vernon, WA. The financial statements being presented include the accounts of eUniverse, Inc. and its wholly owned subsidiaries. These subsidiaries are Entertainment Universe, Inc. acquired on April 14, 1999, CD Universe, Inc. acquired on April 14, 1999, Cases Ladder, Inc. acquired on May 31, 1999, Gamer's Alliance, Inc. acquired on June 30, 1999, and Falcon Ventures Corporation acquired on February 2, 2000. These financial statements also include the accounts of The Big Network, Inc., 95% of which was acquired as of August 31, 1999. All significant inter-company transactions and balances have been eliminated in consolidation.

(2) BUSINESS DEVELOPMENTS

    The Company was founded in February 1999 and incorporated as Entertainment Universe, Inc. ('EUI'). EUI was formed as a holding company to acquire various operating companies. On April 14, 1999, EUI acquired Motorcycle Centers of America, Inc. ('MCA'), a publicly traded company, through a reverse acquisition. In connection with that acquisition, EUI shareholders exchanged all of EUI's common stock for 12,829,000 shares of MCA's $.001 par value restricted common stock. EUI shareholders also exchanged all of their preferred shares for 1,795,024 shares of MCA's Series A 6% Convertible Preferred Stock. As a result, EUI (the accounting acquirer) became a wholly owned subsidiary of MCA (the legal acquirer). The former shareholders of EUI owned approximately 91.6 percent of MCA after the reverse acquisition. Subsequent to this, MCA changed its name to eUniverse, Inc.

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

REVENUE RECOGNITION

    The Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. The Company also maintains a partner program whereby partners provide links on their web-sites that bring customers to the CD Universe web-site. Revenue generated from these linked sites is recognized upon shipment of the products. The partner receives a commission of 5% to 15% of sales of the Company's products that originate from the site, recognized as a selling expense concurrent with the sale. Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given. Barter revenue and the related advertising is recorded based on impressions delivered and received with the difference recorded as an advance or prepaid. During the year ended March 31, 2000, the Company recorded $266,000 as bartered advertising revenue. Additionally, the Company derives revenue from the sale of advertisements. Advertising, membership and sponsorship revenue is recognized as earned. Returns are provided for based on reasonable estimates of future returns.

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

ADVERTISING AFFILIATES AGREEMENTS

    The Company has entered into advertising affiliate agreements under which minimum advertising revenues are guaranteed to the affiliates in return for obtaining the exclusive right to sell Sponsorships by the Company on the affiliates' web sites. 'Sponsorship' is defined by these agreements as advertising such as banners, buttons and pop-up windows of third parties on the affiliates web sites.

    The fees payable to the affiliates are accrued as cost of advertising revenue in the period that such revenue is earned.

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

    Estimated useful lives are as follows:

Leasehold improvements....................................  Life of the lease
Computer equipment........................................  5 years
Telephone equipment.......................................  5 years
Computer software.........................................  5 years
Furniture, fixtures and other.............................  10 years

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

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

INCOME TAXES

    Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amounts of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes.' As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash and cash equivalents, accounts receivable, receivable from employees, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of these instruments.

COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standard No. 130, 'Reporting Comprehensive Income' ('FAS 130'). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There are no differences between the Company's net loss and its total comprehensive loss for the years ended March 31, 2000, 1999, and 1998.

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

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

STOCK-BASED COMPENSATION

    The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ('APB') No. 25, 'Accounting for Stock Issued to Employees' and related interpretations.

ADVERTISING COSTS

    Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the years ended March 31, 2000, 1999, and 1998 advertising expense amounted to $708,029, $67,051, and $128,432, respectively.

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

    Securities that could potentially dilute basis earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive are as follows:

                                                          MARCH 31,
                                              ---------------------------------
                                                2000        1999        1998
                                                ----        ----        ----
Warrants....................................  1,026,677      --          --
Options.....................................  4,037,594      --          --
                                              ---------   ---------   ---------
Total.......................................  5,064,271      --          --
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------

(4) BUSINESS COMBINATIONS AND INVESTMENTS

    During the year ended March 31, 2000, the Company completed the following acquisitions: CD Universe, Inc., Cases Ladder, Inc., Gamers Alliance, Inc., The Big Network, Inc., and Falcon Ventures Corporation. All acquisitions were recorded using the purchase method of accounting under the provisions of APB Opinion No. 16. In addition, the Company acquired websites including eUniverse.com, MegaDVD.com, FunOne.com, Pokemonvillage.com and Justsaywow.com during the year ended March 31, 2000.

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

    On May 31, 1999, the Company completed its acquisition of Cases Ladder, Inc., a company primarily engaged in providing online computer gaming with competitive rankings, tournaments and leagues among its more than 1.1 million registered members. The purchase price of this acquisition was 700,000 shares of the Company's common stock, valued at $10.00 per share (market price on acquisition date), issued in exchange for all the issued and outstanding shares of Cases Ladder, Inc. This was an
                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

arm's length transaction between independent and unrelated parties. The Company also incurred direct costs related to the acquisition totaling $1,112,150, which have been added to the acquisition price. Of this amount, $1,111,100 is attributable to 400,000 options issued (subsequently repriced) for services rendered. The options vest quarterly over three years and had an exercise price of $9.50 per share. These options were cancelled on September 15, 1999 and options were reissued for 340,000 shares at an exercise price of $6.00 per share. These options vest as follows: 113,333 vest on September 16, 2000 and 28,333 vest each 3 months thereafter. The Black-Scholes option-pricing model with a risk free interest rate of 5.86%, an annualized volatility of 78%, no expected dividend yield and an exercise term of three years was used to estimate the fair value of these options.

    On June 30, 1999, the Company completed its purchase of Gamers' Alliance, Inc. Gamers' Alliance operates and maintains one of the largest networks of computer gaming related sites on the Internet with more than 50 gaming related web sites. The purchase price of this acquisition was 78,125 shares of the Company's common stock, valued at $12.80 per share (market price on acquisition date), issued in exchange for all the issued and outstanding shares of Gamers' Alliance, Inc. Pursuant to the term of the agreement, the purchase price may increase to 175,781 shares of common stock based on achievement of earnings performance targets through June 30, 2000. As of March 31, 2000, 8,789 additional shares valued at $9.75 per share and 8,789 additional shares valued at $5.87 per share have been issued. In addition, purchase price adjustments equaling additional shares of 11,719 shares valued at $4.00 per share and 48,828 shares valued at $7.25 per share have been accrued pending issuance. These additional shares are valued at market price at quarter end when they are earned. The Company also incurred direct costs related to the acquisition totaling $26,877, which have been added to the acquisition price.

    Effective as of August 31, 1999, the Company completed its acquisition of 95 percent of the outstanding capital stock of The Big Network, Inc. (94.8% of the common and 91.8% of the preferred), a company providing a suite of classic board and card games, such as spades, checkers, chess, and backgammon, allowing simultaneous play by its members. The Big Network has also developed LivePlace, a Java applet that provides users with an overview of activities around the site, allows them to follow public conversation, send private messages to other users, and co-navigate the web. The purchase price of this acquisition was 1,709,840 shares of the Company's common stock, valued at $6.125 per share (the market price on the acquisition date), issued in exchange for 95 percent of the issued and outstanding shares of The Big Network, Inc. This was an arm's length transaction between independent and unrelated parties. The Company also incurred direct costs related to the acquisition totaling $100,524, which have been added to the acquisition price.

    The Company has completed its acquisition of the remaining 5 percent of capital stock of The Big Network, Inc. on June 2, 2000, by issuing an additional 90,160 shares of its common stock valued at $6.125 (market price at the original acquisition date).

    On February 1, 2000, in an arms length transaction between unrelated third parties, eUniverse completed its acquisition of the Pokemonvillage.com and Quake City Gaming Network from D. Scott Smith. The purchase price of this transaction was 43,630 share of the Company's common stock, valued at $8.698 per share (fair market value on the date of acquisition). After the closing, Mr. Scott became and remains employed by eUniverse. Under Mr. Scott's employment agreement with eUniverse, additional payments of up to $190,000 in cash and up to an aggregate value of $450,000 in stock options, based upon a fair market exercise price at the date of grant, may be payable upon achievement of targeted numbers of banner advertisements displayed on the web pages of the Pokemonvillage.com and its related web sites through August 1, 2001. Pokemonvillage.com, with over 370,000 unique visitors in December 1999, as reported by Media Matrix, is one of the largest online communities for enthusiasts of Pokemon, computer/video games, and other collectibles. The Company incurred direct costs related to the acquisition totaling $5,194, which have been added to the acquisition price.

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

    On February 2, 2000, the Company completed its acquisition of Falcon Ventures Corporation, an online retailer of DVD and VHS movies as well as music CDs. The purchase price of this acquisition was 310,000 shares of the Company's common stock valued at $5.75 per share (market value on agreement date). This was an arm's length transaction between independent and unrelated parties. The Company also incurred direct costs related to the acquisition totaling $31,951, which have been added to the acquisition price.

    As of March 1, 2000, eUniverse acquired Justsaywow.com from Christian Walter in exchange for $200,000 cash ($100,000 upon closing and $100,000 in ten equal installments beginning May, 2000) and 11,696 shares of eUniverse common stock with a value of $100,000. This was an arms length transaction between unrelated parties. Justsaywow.com is a web site that provides fun and humorous electronic greetings with animated graphics. After the closing, Mr. Walter became and remains employed by eUniverse. Under Mr. Walter's employment agreement with eUniverse, eUniverse will make contingent payments to Mr. Walter, over the period of six calendar months from the closing, contingent upon Justsaywow.com achieving specified milestones with respect to the number of page view requests received by the Justsaywow.com web site. The contingent payments will be made in shares of eUniverse's common stock and have an aggregate total value of up to $200,000, based upon the fair market value of eUniverse's common stock at the time of issuance. The Company incurred direct costs related to the acquisition totaling $3,357, which have been added to the acquisition price.

    The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

                                        CD         CASES       GAMER'S       THE BIG       FALCON
                                     UNIVERSE      LADDER      ALLIANCE      NETWORK      VENTURES
                                     --------      ------      --------      -------      --------
Cash..............................  $   11,335   $   20,286   $    5,503   $    99,204   $  194,655
Accounts receivable...............      92,938       59,218       52,664        17,000       57,898
Inventory.........................      22,647       --           --           --           196,303
Fixed assets......................     225,718       33,916       20,240        71,685       72,786
Related party receivables.........     157,569       --           --           --            --
Customer list.....................     250,000      100,000       --           --            50,000
Domain names......................     100,000       75,000       90,000        24,000       20,000
Other assets......................      10,139       10,254       --            13,075       27,250
Accounts payable..................    (942,321)     (75,379)     (35,284)      (82,403)    (409,404)
Other liabilities.................     (30,000)      --          (29,528)      (36,373)      --
Notes payable, officers...........    (105,000)      --           --           --            --
Minority interest.................      --           --           --            (4,110)      --
Goodwill..........................   9,457,190    7,888,855    1,461,489    10,466,716    1,604,963
                                    ----------   ----------   ----------   -----------   ----------
                                    $9,250,215   $8,112,150   $1,565,084   $10,568,794   $1,814,451
                                    ----------   ----------   ----------   -----------   ----------
                                    ----------   ----------   ----------   -----------   ----------

                                     POKEMON      JUSTSAY
                                     VILLAGE        WOW
                                    ----------   ----------
Cash..............................  $   --       $   --
Accounts receivable...............      --           --
Inventory.........................      --           --
Fixed assets......................      --           --
Related party receivables.........      --           --
Domain names......................      90,000       75,000
Other assets......................      --           --
Accounts payable..................      --           --
Other liabilities.................      --           --
Notes payable, officers...........      --           --
Minority interest.................      --           --
Goodwill..........................     294,694      228,357
                                    ----------   ----------
                                    $  384,694   $  303,357
                                    ----------   ----------
                                    ----------   ----------

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

    Total goodwill recorded through the acquisitions is $31,402,264 and is being amortized on a straight-line basis over ten years.

    The operations of the acquired entities have been included in the statement of operations from the dates of acquisition, with the exception of CD Universe, which is included from the beginning of the period.

PRO FORMA INFORMATION

    Pro forma information as if the acquisitions had occurred at the beginning of the periods presented is as follows:

                                                            PRO FORMA
                                                           YEAR ENDING
                                                            MARCH 31,
                                                   ---------------------------
                                                       2000           1999
                                                       ----           ----
Revenue..........................................  $ 11,936,390   $  9,540,730
Net loss.........................................   (13,133,092)   (10,434,496)
Loss per share...................................          (.77)          (.63)

(5) OTHER NON-CASH FINANCIAL ACTIVITIES

    Stock issued in connection with acquisitions:

Acquisition of The Big Network..............................  $10,472,770
Acquisition of CD Universe..................................    7,275,000
Acquisition Cases Ladder....................................    7,000,000
Acquisition Gamer's Alliance................................    1,137,328
Acquisition Falcon Ventures.................................    1,782,500
Acquisition of eUniverse.com website(1).....................       60,000
Acquisition of MegaDVD.com(1)...............................       52,500
Acquisition of FunOne.com(1)................................       50,000
Acquisition of Pokemonvillage.com...........................      379,500
Acquisition of Justsaywow.com...............................      100,000
Stock issued in connection with the preferred stock
  offering, 319,000 shares(2)...............................      159,500
Stock issued in connection with services performed, 20,000
  shares(2).................................................       10,000
Stock issued in connection with services performed, 53,436
  shares(2).................................................      331,098
Stock issued to employees, 42,506 shares....................      269,603
Stock options issued in connection with the acquisition of
  Cases Ladder shares.......................................    1,111,100
Stock options issued in connection with services performed
  and to be performed.......................................       67,248
Stock options issued in connection with affiliate
  agreements................................................      123,652
Warrants issued in connection with placement agent
  services..................................................    1,214,567
Warrants issued in connection with services performed and to
  be performed..............................................      312,878
Warrants issued in connection with affiliate agreements.....       93,989
Warrants issued to preferred shareholders...................      299,783
Amortization of variable stock options issued to
  employees.................................................      207,010
Shares issued to Take 2 Corporation in connection with
  future promotional services, 200,000 shares...............    1,600,000

                                                        (footnotes on next page)
                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

(footnotes from previous page)

(1) The purchase of the eUniverse.com website was accomplished through issuance of 15,000 shares of common stock priced at $4.00 per share for a total of $60,000 (fair value of the site at the date of purchase). Acquisition of the MegaDVD.com website was accomplished through issuance of 4,605 shares of common stock priced at $11.40 per share (market price of the stock on issue date). Acquisition of the FunOne.com website was accomplished on October 1, 1999, through issuance of 8,733 shares of common stock valued at $5.73 per share (market price on closing date).

(2) Issuance of 339,000 shares of common stock valued at $.50 per share (fair value of the services performed) for various consulting services such as financial and legal services performed during March and April of 1999 in relation to the Company's stock offering completed in April 1999, and public relations services performed subsequent to the reorganization in April 1999. Moreover, 53,436 shares were issued during the year ended March 31, 2000 for various public relations and other consulting services.

(6) DUE FROM EMPLOYEES AND AFFILIATES

    Due from employees and affiliates consists of three notes in the amounts of $85,000, $25,000, and $40,000 due from two former vice presidents of Cases Ladder, Inc. and the former principal of Green Willow (MegaDVD.com) respectively. Two of the individuals are currently employees of eUniverse, Inc. and the other is serving under contract as an outside consultant. The notes accrue interest at the rate of 6% after first year.

(7) FIXED ASSETS

    Fixed assets, at cost, consist of the following:

                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
Furniture and fixture.......................................    $   59,672        $ 29,069
Computers and equipment.....................................     1,098,907         238,622
Purchased software..........................................       253,137           1,079
Leasehold improvements......................................        48,543          40,000
                                                                ----------        --------
                                                                 1,460,259         308,770
Less accumulated depreciation and amortization..............       270,188          83,052
                                                                ----------        --------
    Fixed assets, Net.......................................    $1,190,071        $225,718
                                                                ----------        --------
                                                                ----------        --------

    Accumulated amortization of purchased software as of March 31, 2000, is $35,523. Depreciation expense for the reporting periods were as follows:

                                                                   YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                                ----        ----       ----
Depreciation expense........................................  $143,955    $46,152     $36,900

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

(8) OTHER INTANGIBLES

    Other Intangibles consist primarily of the purchase price of web sites acquired:

                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
Domain Name -- eUniverse.Com................................    $   60,000        --$
Domain Names -- CD Universe, Inc............................       100,000        --
Domain Names -- Cases Ladder, Inc...........................        75,000        --
Domain Names -- Gamer's Alliance, Inc.......................        90,000        --
Domain Names -- The Big Network, Inc........................        28,500        --
Domain Names -- Falcon Ventures Corp........................        20,000        --
JustSayWow.com..............................................        75,000        --
Pokemonvillage.com..........................................        90,000        --
MegaDVD.com.................................................        60,200        --
FunOne.com..................................................        58,758        --
Customer list -- CD Universe, Inc...........................       250,000        --
Customer list -- Cases Ladder, Inc..........................       100,000        --
Customer list -- Falcon Ventures Corp.......................        50,000        --
Other.......................................................         7,073           850
                                                                ----------          ----
                                                                 1,064,531           850
Less accumulated amortization...............................       153,319           340
                                                                ----------          ----
Other Intangible, Net.......................................    $  911,212          $510
                                                                ----------          ----
                                                                ----------          ----

    The above Web sites and customer lists are valued at their fair value based on management's judgment and are being amortized on a straight-line basis over the period of ten years and three years, respectively. Amortization expense for goodwill and intangible assets for the year ending March 31, 2000 was $2,440,038.

(9) INCOME TAXES

    The components of the provision for income taxes for the year ended March 31, 2000 and 1999 are as follows:

                                                          2000   1999   1998
                                                          ----   ----   ----
Current tax expense
    U.S. Federal........................................  $--    $--    $--
    State and local.....................................   --     --     --
                                                          ----   ----   ----
        Total current...................................   --     --     --
                                                          ----   ----   ----
Deferred tax expense
    U.S. Federal........................................   --     --     --
    State and local.....................................   --     --     --
                                                          ----   ----   ----
        Total deferred..................................   --     --     --
                                                          ----   ----   ----
        Total tax provision from continuing
          operations....................................  $--    $--    $--
                                                          ----   ----   ----
                                                          ----   ----   ----

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

    The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                      2000      1999      1998
                                                      ----      ----      ----
Federal income tax rate.............................  (34.0)%   (34.0)%   (34.0)%
Deferred tax charge (credit)........................   --        --        --
                                                      -----     -----     -----
    Effect on valuation allowance...................   34.0%     34.0%     34.0%
    State income tax, net of Federal benefit........   --        --        --
                                                      -----     -----     -----
    Effective income tax rate.......................    0.0%      0.0%      0.0%
                                                      -----     -----     -----
                                                      -----     -----     -----

    At March 31, 2000, the Company had net carry forward loses of approximately $9,600,000, which expire in 2020. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carry forward.

    Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amount used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities are as follows:

                                                              MARCH 31,
                                                       -----------------------
                                                          2000         1999
                                                          ----         ----
Non-current deferred tax assets (liabilities):
    Stock compensation...............................  $   (93,500)  $  --
    Amortization expense.............................      (12,500)     --
    Loss carry forward...............................    3,258,000     176,800
                                                       -----------   ---------
                                                         3,152,000     176,800
Less: Valuation allowance............................   (3,152,000)   (176,800)
                                                       -----------   ---------
Net deferred tax assets (liabilities)................  $   --        $  --
                                                       -----------   ---------
                                                       -----------   ---------

(10) MAJOR VENDORS

    Traditionally, the Company has purchased approximately 80% of its merchandise from one vendor. The Company is in the process of diversifying its sources for product procurement. As of March 31, 2000, five major vendors were owed a total of $1,372,000, distributed almost evenly, which are being paid through May 2000.

(11) COMMITMENTS AND CONTINGENCIES

    a) The Company has entered into several agreements to share revenues with individuals independent of the company. These individuals have provided the Company with computer games, which the Company has been operating on its web sites. The individuals have granted the Company usage of the computer games for up to a 25% royalty of advertising revenue generated from the usage of the game on the Company's web sites. For the year ended March 31, 2000, the Company has no material liabilities or expenses due under these agreements.

    b) The Company leases office space under non-cancelable operating lease agreements that expire within the next three years. Future minimum lease payments under these non cancelable operating leases are as follows:

                                                            MARCH 31,
                                                            ---------
2001......................................................  $364,605
2002......................................................  $285,440
2003......................................................  $ 51,730

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

    Rent expense for the reporting periods were as follows:

                                              YEAR ENDED MARCH 31,
                                          ----------------------------
                                            2000      1999      1998
                                            ----      ----      ----
Rent expense............................  $198,525   $82,000   $45,938

    c) On September 23, 1999, a former employee of The Big Network, Inc. ('TBN'), filed suit in the Superior Court of California against The Big Network, Inc., the Company and various unnamed individuals seeking an unspecified amount of compensatory and punitive damages based on (i) alleged breach of an employment agreement with TBN, (ii) alleged breach of an oral agreement among various principals of TBN prior to its merger with the Company relating to salary and stock options and (iii) alleged breach of an implied covenant of good faith and fair dealing and fraud in connection with salary, stock options and proposed terms of employment with the Company following the acquisition of TBN. The Company believed the allegations in the complaint are without merit and defended the suit vigorously. In the event that there is any liability in connection with this lawsuit, the Company has a right of indemnification from the former shareholders of TBN. On December 20, 1999, the parties reached an agreement in mediation providing for the former employee of TBN to receive the equivalent of an additional 55,000 shares of TBN stock. This settlement does not affect the aggregate number of shares to be issued by the Company (1,800,000) in exchange for all of the outstanding stock of TBN.

    d) On December 9, 1999, The Isosceles Fund Limited, a Bahamian corporation ('Isosceles'), filed suit in the Superior Court of California against the Company, Brad Greenspan (the Company's chairman), Gerard Klauer Mattison & Co., Inc. ('GKM') and ten unnamed individuals seeking damages based on (i) breach of an alleged subscription agreement between Isosceles and the Company to purchase common stock of eUniverse, (ii) breach of an implied covenant of good faith and fair dealing in connection with the alleged subscription agreement, and
(iii) intentional interference with the alleged subscription agreement by GKM and ten unnamed individuals. With respect to each count of the cause of action, Isosceles has claimed damages of $1,750,000. Isosceles has also requested that the court award exemplary and punitive damages, interest, costs of suit and such other relief as the court may deem fair, just, equitable and proper. The Company believes the allegations in the complaint are without merit and will defend the suit vigorously.

    e) In December, 1999, The Company was contacted by a person claiming to possess CD Universe customer information and demanding compensation in return for not posting the information on the Internet. The FBI was immediately contacted and an investigation was initiated. The Company learned on Saturday January 8, 2000 that customer data was posted on the Internet and immediately notified the FBI, which caused the site to be shut down the same day.

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

    f) On April 25, 2000 an individual named Aubrey Mayhew and several affiliated entities filed suit in the United States District Court for the Middle District of Tennessee at Nashville against CD Universe, Inc. and numerous other defendants. The plaintiffs seek unspecified damages for an alleged copyright infringement by CD Universe with respect to the sale of an album which contains a song allegedly owned by plaintiffs. No copies of the album were ever actually sold by CD Universe. CD Universe believes the allegations in the complaint are without merit and will defend the suit vigorously.

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

(12) EQUITY COMPENSATION PLAN

    On June 15, 1999, the Company issued 25,000 shares of common stock as compensation to key employees of CD Universe, Inc. for their involvement in the Company's activities. These shares have a vesting date of April 14, 2000 and are valued at $9.50 per share (market price on issue date). As of March 31, 2000, employees holding 10,360 of such stock certificates remain employed by the company and the total expense associated with these shares is included in the financial statements. Additionally 5,438 shares valued at $25,500 and 26,708 shares valued at $145,683 have been issued to the principals of MegaDVD.com and FunOne.com, respectively as compensation for achieving performance targets. These individuals are currently employed by the Company and the fair value of these shares are recorded as stock based compensation in the financial statements. Moreover, 14,653 additional shares totaling $104,317 are to be issued related to the performance of FunOne.com during the year ended March 31, 2000. The related compensation expense of these additional shares has been accrued during the year ended March 31, 2000.

    During the year ended March 31, 2000, the Company entered into an agreement with Equitable Life Assurance Society of the United States (Equitable) to provide its employees with a Profit Sharing (401K) Plan. The highlights of this plan other than limits specified by law are:

        1. Matching contribution by the Company of 100% of the first 3% of gross salary contribution by the employees plus an additional 50% of the next 2%. For the year ended March 31, 2000, the Company's matching contribution expense was $21,054.

        2. 100% immediate vesting of the Company's matching contributions.

    Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 5,000,000 shares of common stock have been reserved for issuance under the Plan. For the year ended March 31, 2000 the plan's activities were as follows:

STOCK OPTIONS

                                                                                           WEIGHTED
                                                            NUMBER OF       EXERCISE        AVERAGE
                                                              SHARES          PRICE          PRICE
                                                              ------          -----          -----
Outstanding at 3-31-1999..................................      --             --            --
Granted...................................................   5,314,570     $3.00 - 13.00     $6.92
Cancelled.................................................  (2,919,176)     6.00 - 13.00      8.51
Reissued..................................................   1,642,200        6.00            6.00
Exercised.................................................      --
Forfeited.................................................      --
                                                            ----------   ---------------     -----
Outstanding at 3-31-2000..................................   4,037,594     $3.00 - 13.00     $5.39
                                                            ----------   ---------------     -----
Options exercisable at 3-31-2000..........................     544,999     $3.00 - 13.00     $4.65
                                                            ----------   ---------------     -----

    Weighted average remaining life of the options is 31 months.

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

    Pursuant to FASB Interpretation No. 44, the Company accounts for its repriced options as a variable plan. Compensation is measured as the difference between the fair market value and the exercise price of the option at the reporting period, recognized in the financial statements over the service period.

    On September 15, 1999, the Company cancelled 1,932,000 options, which had been granted to employees on June 15, 1999 with a weighted average exercise price of $9.67 and reissued 1,642,200
                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

(85 percent) options with a weighted average exercise price of $6.00 and a vesting period of three years to the same employees. Compensation expense related to these options of $207,010 has been recorded in the March 31, 2000 financial statements.

    The following table presents the amount of stock-based compensation that would have been recorded under the following income statement categories if the stock-based compensation had not been separately stated in the financial statements.

                                                              YEAR ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                            ----       ----
Marketing and Sales.....................................  $379,006   $  --
Product Development.....................................    37,326      --
General and Administrative..............................   164,598      --
                                                          --------   --------
    Total stock based compensation......................  $580,930   $  --
                                                          --------   --------
                                                          --------   --------

    Had the Company chosen the fair value method of accounting for transactions involving stock option issuance (SFAS No. 123), the Company would have recorded an additional $1,824,051 in compensation cost for the year ended March 31, 2000 as presented by the pro forma statement below:

                                                                YEAR ENDED
                                                              MARCH 31, 2000
                                                              --------------
Net loss as reported........................................   $(11,067,646)
                                                               ------------
Pro forma net loss..........................................   $(12,600,623)
                                                               ------------
Net loss per common share...................................   $      (0.70)
                                                               ------------
Pro forma loss per share....................................   $      (0.80)
                                                               ------------

    The Black-Scholes option-pricing model with a risk free interest rate ranging from 5.017% to 6.434%, a weighted average volatility of 66.54%, zero dividend yield and an expected life of three years for the options was used.

    In addition to the stock options granted to the employees, the Company has granted 340,000 options with exercise price of $6.00 to an outside consultant for the services performed related to the acquisition of Cases Ladder, Inc. These options were valued $1,111,100 using the Black-Scholes option pricing model and have been included as part of the acquisition cost. Moreover, 30,000 options with exercise prices ranging from $6.00 to $13.00 valued at $67,248 have been granted to a number of firms for investor relation and consulting services and 78,000 options with exercise price of $7.00 valued at $123,652 have been granted to advertising affiliates. These options have been recorded pursuant to SFAS 123 based on the fair market value of the equity instruments issued.

WARRANTS:

                                                        NUMBER
                                                       OF SHARES   EXERCISE PRICE
                                                       ---------   --------------
Outstanding at 3-31-1999.............................     --             --
Granted..............................................  1,026,677   $  2.74 - 10.00
Exercised............................................     --
Forfeited............................................     --
                                                       ---------   ---------------
Outstanding at 3-31-2000.............................  1,026,677   $  2.74 - 10.00
                                                       ---------   ---------------
Warrants exercisable at 3-31-2000....................    400,000   $    2.74
                                                       ---------   ---------------

    671,865 warrants were issued as part of compensation to Gerard Klauer Mattison & Co., Inc., the Company's exclusive placement agents. 400,000 of these warrants have the exercise price of $2.74 per share and became exercisable on April 14, 1999 and expire on April 14, 2004. The remaining 271,865 have an exercise price of $2.75 per share will become exercisable on April 14, 2000 and expire on
                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

April 14, 2004. Additionally, 175,000 warrants with exercise prices ranging from $4.75-$10.00 have been issued to an advertising affiliate and firms performing investor relation services for the Company. Moreover, 89,921 warrants with an exercise price of $6.00 and 89,921 warrants with an exercise price of $8.00 have been issued to preferred shareholders in consideration of foregoing certain terms and conditions their agreements. These warrants have been recorded in the financial statements valued at $1,921,217. The Black-Scholes option-pricing model with a risk free interest rate of 4.5%-6.125%, a weighted average volatility of 83.30%, no expected dividend yield, and exercise terms of 1-5 years was used to estimate the fair value of the warrants issued.

(13) PREFERRED STOCK

    On April 14, 1999 EUI sold 1,795,024 shares of its Series A 6% Convertible Preferred Stock in a private offering pursuant to Regulation D of the Securities Act of 1933 for the aggregate price of $6,462,086. Holders of the company's have the right to convert such stock into shares of the Company's common stock at any time after October 15, 1999 at a one-to-one ratio unless market price of the company's common stock is below $3.60, in which case the conversion ratio would be adjusted accordingly.

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

    The Company does not pay dividends on the preferred stock and the holders of such stock are not entitled to receive any dividends thereon. In the event of the liquidation or dissolution of the Company, the holders of the preferred stock will be entitled to receive, prior and in preference to any distribution to the holders of the common stock and any other class of stock which has been designated as junior in rank to the preferred stock, the liquidation preference amount described above.

    At any time after one year from the effective date of a registration statement registering the common stock issued or to be issued upon conversion of the preferred stock, if the closing bid price per share of the Company's common stock is equal to or greater than $16.00, the company, at its option, may either automatically convert the preferred stock to common stock or redeem the preferred stock for cash in an amount per share equal to $3.60 plus accretion thereon at a rate of 6% per year.

    On December 21,1999, the Company approached the holders of its Series A Preferred Stock to forgo three items in their purchase agreements in lieu of being granted warrants to purchase common stock equaling 20% of the number of shares owned by them (10% at an exercise price of $6.00 and 10% at an exercise price of $8.00). The items to be modified are:

        1. The Company will not be required to notify preferred shareholders at least thirty days prior to acquiring the stock or assets of another company so long as the Company is the surviving entity.

        2. The Company will not be required to file a registration statement to register the shares of its Common Stock issuable upon conversion of the Preferred Stock in the event the Company is able to raise at least $5 million in additional capital or debt issuance within six months of which at least $3 million ('Minimum Proceeds') had to be raised within 4 months.

        3. The shareholders agree not to convert their Preferred Stock to Common Stock until August 15, 2000, provided the Company raises the Minimum Proceeds. However, 20% of such shares may be sold during any 30 day period beginning April 15, 2000 in the event that the average weekly closing price of the Company's Common Stock is greater than $12.00 per share.

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

As of March 31, 2000, the Company has received consent to the above conditions from Preferred Shareholders holding 899,218 shares.

(14) SEGMENTED DISCLOSURES

    The following table represents segmented reporting for the reporting period ending March 31, 2000. There were no identifiable reportable segments during the similar period last year.

                                         PRODUCT   SERVICES   CORPORATE    TOTAL
                                         -------   --------   ---------    -----
                                                          (000'S)
Revenue................................  $ 8,864   $ 2,070     $ --       $ 10,934
Operating loss.........................   (4,473)   (3,517)     (3,144)    (11,134)
Interest income........................                             62          62
Minority interest......................                  4                       4
                                         -------   -------     -------    --------
Pre tax loss...........................   (4,473)   (3,513)     (3,082)    (11,068)
Net loss...............................   (4,473)   (3,513)     (3,082)    (11,068)
Assets.................................   12,163    20,137       5,326      37,599
Depreciation and amortization..........    1,026     1,538          20       2,584
Fixed assets additions.................      577       310          12         899

    Significant reconciling items in the corporate columns are as follows:

Operating loss:  Professional fees $879; Compensation $665; Consulting $342;
                 Investor and public relations $776; Stock based compensation
                 $369.
Assets:          Cash $2,111; Prepaid Expense $1,891; Goodwill and other
                 Intangibles $790; Account receivable $643.

    Management has chosen to organize the enterprise around differences in products and services. Products include audio CDs, videotapes, and digital videodisks. Services include advertising, membership and sponsorship revenue. All revenues recorded are from external customers.

(15) GOING CONCERN ISSUE

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses and negative cash flows from operations since its inception. The Company currently has minimal cash reserves and working capital surplus to fund its operations and its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations. Since March 31, 2000 the Company received short term loans of $1.73 million from new investors. The cash was used principally to finance working capital requirements.

    Management intends to raise working capital through additional equity and/or debt financings in the upcoming year and has entered into a letter of intent to sell 2,500,000 shares of common stock for $15,000,000 (see Note 16). The company believes it will close this transaction in the near future, however, there can be no assurance that such financing can be successfully completed on terms acceptable to the Company. The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to obtain and ship products sold to consumers, the rejection of the Company's services by Internet consumers or advertisers, the inability of the Company to maintain and increase the levels of traffic on its websites, as well as other risks and uncertainties. In the event that the
                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

Company does not successfully implement its business plan and obtain additional equity and/or debt financing, certain assets may not be recoverable.

(16) SUBSEQUENT EVENTS

    Subsequent to March 31, 2000 the Company:

     Acquired Dustcloud.com ('Dustcloud') for a purchase price of up to $300,000. The Company issued 23,668 common shares totaling $150,000 at closing. Additional consideration of up to $150,000 of common stock may be paid over the next twelve months, based on the attainment of certain performance goals. In consideration of their continued employment, the Company also issued to each of Dustcloud two employees options to purchase 50,000 shares of common stock. The options have an exercise price of $6.50 and vest over three years.

     Received $1,000,000 pursuant to a promissory note dated April 26, 2000. The notes bears interest at the rate of 8% per year and is payable on July 26,2000. The note is secured by the personal guarantee of the Company's Chairman.

     Along with Lunatic Productions, Inc. ('Lunatic') formed moviemaker.com to promote a film whose rights, title and interest in were owned by Lunatic. Moviemaker will also promote other films and related merchandise sales through a site on the internet. In consideration for the assignment of its rights, Lunatic received 1,000,000 shares of moviemaker, representing a 20% interest in the outstanding shares. The Company received 4,000,000 shares, or the remaining 80%. In consideration for its interest, the Company will pay the following:

        1) Charges incurred by Lunatic to produce the film, not to exceed
    $70,000.

        2) Repayment of Lunatic's debt to three individuals totaling $54,000.

        3) Charges to obtain copyright clearance of music and songs used in the final version of the film.

        4) Cost of remixing and delivery of the film.

     Entered into a letter of intent to sell 2,500,000 shares of restricted common stock for $15,000,000. The Company has committed to repurchase 2,450,000 shares ('the repurchase shares') of common stock from existing shareholders other than the Company's chairman or his affiliates. If the Company fails to purchase all or a portion of the repurchase shares prior to the 14th calendar day following the closing, the shares purchased pursuant to this agreement will be adjusted to 3,000,000 shares.

     Entered into a letter of intent to sell 2,000,000 shares of restricted common stock for a promissory note (the 'Note') in the original amount of $12,000,000. The Company has committed to repurchase at least 2,450,000 shares of common stock from existing shareholders other than the Company's chairman or his affiliates. If the Company fails to purchase all or a portion of the repurchase shares prior to the 14th calendar day following the closing, then the principal amount of the Note will be reduced to $10,000,000. The Note is payable on the third anniversary of the closing date and bears no interest. The purchaser of the shares is not entitled to vote the shares until the Note is paid in full.

     Entered into an agreement to sublease an office space located at 6300 Wilshire Boulevard, Los Angeles, CA from Seltel, Inc.. The agreement commences April 15, 2000 and expires December 30, 2004. The rental rate is $17,405 per month for the first two years, and $18,400 per month for the third year through the expiration date.

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

      QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL INFORMATION
                                  (UNAUDITED)

    The following table presents certain unaudited consolidated quarterly results of operations for the eight quarters ended March 31, 2000. This information is unaudited but reflects all adjustments that are, in the opinion of the management, necessary for a fair presentation of consolidated results of the operations. These adjustments, consisting of normal recurring adjustments and accruals, were made on a basis consistent with the annual audited financial statements and generally accepted accounting principles. The consolidated quarterly data should be read in conjunction with audited financial statements and notes to such statements presented elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results for any future period.

                                                                     WEIGHTED   WEIGHTED     BASIC AND
                                                INCOME               AVERAGE    AVERAGE       DILUTED
                                                (LOSS)       NET      COMMON     COMMON      NET LOSS
                                     GROSS       FROM      INCOME     SHARES     SHARES         PER
     QUARTER ENDED        REVENUES   PROFIT   OPERATIONS   (LOSS)     BASIC     DILUTED    COMMON SHARES
     -------------        --------   ------   ----------   ------     -----     -------    -------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
March 31, 2000..........   $3,983     $919     $(4,749)    $(4,756)   17,157     17,157        (0.28)
December 31, 1999.......    3,071      879      (3,025)     (3,007)   16,272     16,272        (0.18)
September 30, 1999......    1,845      468      (2,110)     (2,062)   15,317     15,317        (0.13)
June 30, 1999...........    2,035      375      (1,250)     (1,243)   12,222     12,222        (0.11)

March 31, 1999..........   $1,980     $270     $  (135)    $  (137)      N/A        N/A          N/A
December 31, 1998.......    2,572      362        (118)       (118)      N/A        N/A          N/A
September 30, 1998......    2,181      387         (81)        (81)      N/A        N/A          N/A
June 30, 1998...........    2,118      324         (71)        (71)      N/A        N/A          N/A

                                eUNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2000

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                  (UNAUDITED)

                                                                   ADDITIONS
                                      BALANCE AT     ADDITIONS     CHARGED TO
                                     BEGINNING OF     THROUGH       COST AND                  BALANCE AT
DESCRIPTION                             PERIOD      ACQUISITIONS    EXPENSES    DEDUCTIONS   END OF PERIOD
-----------                             ------      ------------    --------    ----------   -------------
Allowance for doubtful accounts:
    Year ended March 31, 2000......     --            $19,175       $69,539      $(10,500)      $78,214
    Year ended March 31, 1999......     --             --             --           --            --
    Year ended March 31, 1998......     --             --             --           --            --

                               CD UNIVERSE, INC.
                                 BALANCE SHEET
                                 MARCH 31, 1999

                                                                 1999         1998
                                                                 ----         ----
                           ASSETS
Current assets
    Cash and cash equivalents...............................  $   11,335   $  267,214
    Accounts receivable, net of allowance for doubtful
      accounts of $0........................................      92,938       --
    Inventory...............................................      22,647       23,877
    Due from officer........................................     157,569        1,000
    Prepaid expenses and other current assets...............       9,629       43,031
                                                              ----------   ----------
        Total current assets................................     294,118      335,122
Property and equipment, net of accumulated depreciation of
  $83,052 and $36,900 respectively..........................     225,718      158,362
Organization costs, net of accumulated amortization of $340
  and $170 respectively.....................................         510          680
                                                              ----------   ----------
        Total assets........................................  $  520,346   $  494,164
                                                              ----------   ----------
                                                              ----------   ----------

           LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
    Accounts payable and accrued expenses...................  $  942,322   $  534,581
    Notes payable -- officer................................     105,000       --
    Due to affiliates (Note 5)..............................      30,000      110,395
                                                              ----------   ----------
        Total current liabilities...........................   1,077,322      644,976
                                                              ----------   ----------
Commitments and contingencies (Note 9)......................      --
Stockholder's deficit
    Common stock -- no par value; authorized 1,000 shares;
      1,000 issued and outstanding..........................       1,000        1,000
    Accumulated deficit.....................................    (557,976)    (151,812)
                                                              ----------   ----------
        Total stockholder's deficit.........................    (556,976)    (150,812)
                                                              ----------   ----------
        Total liabilities and stockholder's deficit.........  $  520,346   $  494,164
                                                              ----------   ----------
                                                              ----------   ----------

    The accompanying notes are an integral part of the financial statements.

                               CD UNIVERSE, INC.
                            STATEMENT OF OPERATIONS
                         FOR THE YEARS ENDED MARCH 31,

                                                                                    DIVISION OF
                                                                                PRIME SOFTWARE, INC.
                                                         1999         1998              1997
                                                         ----         ----      --------------------

Revenue.............................................  $8,851,713   $5,685,211   $          1,675,815
Cost of goods sold..................................   7,550,289    4,709,528              1,433,766
                                                      ----------   ----------   --------------------
Gross profit........................................   1,301,424      975,683                242,049
Selling, general and administrative expenses........   1,708,601    1,111,698                434,203
                                                      ----------   ----------   --------------------
Loss from operations................................    (407,177)    (136,015)              (192,154)
Other income........................................       1,013      (15,797)           --
                                                      ----------   ----------   --------------------
Net loss............................................    (406,164)  $ (151,812)  $           (192,154)
                                                      ----------   ----------   --------------------
                                                      ----------   ----------   --------------------
Net loss per common share
    Basic...........................................     (406.16)  $  (151.81)  $            (192.15)
                                                      ----------   ----------   --------------------
                                                      ----------   ----------   --------------------
    Diluted.........................................     (406.16)  $  (151.81)  $            (192.15)
                                                      ----------   ----------   --------------------
                                                      ----------   ----------   --------------------

    The accompanying notes are an integral part of the financial statements.

                               CD UNIVERSE, INC.
                       STATEMENT OF STOCKHOLDER'S DEFICIT

                                                        COMMON STOCK                       TOTAL
                                                       ---------------   ACCUMULATED   STOCKHOLDER'S
                                                       SHARES   AMOUNT     DEFICIT        DEFICIT
                                                       ------   ------   -----------   -------------
Balance at April 7, 1997.............................   --      $--       $  --          $ --
Issuance of shares for cash..........................  1,000    1,000        --              1,000
Net loss for the year ended March 31, 1998...........   --       --        (151,812)      (151,812)
                                                       -----    ------    ---------      ---------
Balance at March 31, 1998............................  1,000    1,000      (151,812)      (150,812)
Net loss for the year ended March 31, 1999...........   --       --        (406,164)      (406,164)
                                                       -----    ------    ---------      ---------
Balance at March 31, 1999............................  1,000    $1,000    $(557,976)     $(556,976)
                                                       -----    ------    ---------      ---------
                                                       -----    ------    ---------      ---------

    The accompanying notes are an integral part of the financial statements.

                               CD UNIVERSE, INC.
                            STATEMENT OF CASH FLOWS
                          FOR THE YEARS ENDED MARCH 31

                                                                                   DIVISION OF
                                                                               PRIME SOFTWARE, INC.
                                                         1999        1998              1997
                                                         ----        ----      --------------------

Cash Flows From Operating Activities:
    Net loss.........................................  $(406,164)  $(151,812)       $(192,154)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
    Depreciation and amortization....................     46,322      37,070         --
    Write off of excess of purchase price over cost
      assigned to assets acquired....................     --          40,000         --
    Changes in certain assets and liabilities:
        (Increase) in accounts receivable............    (92,938)     --             --
        Decrease (increase) in inventory.............      1,230     (23,877)        --
        Decrease (increase) in prepaid expenses and
          other current assets.......................     33,402     (43,031)          (6,028)
        Increase in accounts payable and accrued
          expenses...................................    407,741     534,581         --
                                                       ---------   ---------        ---------
        Total cash provided by (used in) operating
          activities.................................    (10,407)    392,931         (198,182)
                                                       ---------   ---------        ---------
Cash Flows From Investing Activities:
    Increase in other assets.........................     --         (40,850)        --
    Increase in property and equipment...............   (113,508)   (195,262)          (6,500)
                                                       ---------   ---------        ---------
        Total cash used in investing activities......   (113,508)   (236,112)          (6,500)
                                                       ---------   ---------        ---------
Cash Flows From Financing Activities:
    Sale of common stock.............................     --           1,000         --
    Cash retained by affiliate.......................     --         (19,558)        --
    Increase in notes payable -- officer.............    150,000      --             --
    Repayment of notes payable -- officer............    (45,000)     --             --
    Loans from affiliates............................     30,000     110,395          224,240
    Repayment of loans from affiliates...............   (110,395)     --             --
    Loan to officer..................................   (156,569)     (1,000)        --
                                                       ---------   ---------        ---------
        Total cash provided by (used in) financing
          activities.................................   (131,964)     90,837          224,240
                                                       ---------   ---------        ---------
Net (decrease) increase in cash and cash
  equivalents........................................   (255,879)    247,656           19,558
Cash and cash equivalents -- beginning of year.......    267,214      19,558         --
                                                       ---------   ---------        ---------
Cash and cash equivalents -- end of year.............  $  11,335   $ 267,214        $  19,558
                                                       ---------   ---------        ---------
                                                       ---------   ---------        ---------
Cash Paid During the Year For:
    Interest expense.................................  $     286   $  --            $--
                                                       ---------   ---------        ---------
                                                       ---------   ---------        ---------
    Income taxes.....................................  $  --       $  --            $--
                                                       ---------   ---------        ---------
                                                       ---------   ---------        ---------

    The accompanying notes are an integral part of the financial statements.

                               CD UNIVERSE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) ORGANIZATION AND LINE OF BUSINESS

    CD Universe, Inc. was incorporated under the laws of the State of Connecticut on April 7, 1997. The Company began operations as CD Universe commencing April 1, 1997. The Company was sold to new management in April 1999.

    Prior to incorporating, the Company operated as a division of Prime Software, Inc., a related party. The statements of operations and cash flows for the year ended March 31, 1997 reflects the activity of that division. Prime Software, Inc.'s fiscal year end is March 31. For the initial year ended
March 31, 1997, the division of Prime Software had an accumulated deficit of $192,154 and advances from the parent of $224,240.

    The Company sells and distributes compact discs (CD's) and video recordings to retail purchasers over the internet.

b) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

c) CONCENTRATION OF CREDIT RISK

    The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

d) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents

e) ACCOUNTS RECEIVABLE

    Accounts receivable consist primarily of credit card charges by customers.

f) INVENTORY

    Inventory consists of compact discs, videos and packaging materials. Inventory is valued at the lower of cost or market using the first-in, first-out method.

g) PROPERTY AND EQUIPMENT

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

                               CD UNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999

h) ORGANIZATION COSTS

    Organization costs are being amortized over 5 years using the straight-line method.

i) INCOME TAXES

    Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes'. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

j) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

k) LONG-LIVED ASSETS

    Long-lived assets and certain identifiable intangibles to he held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

l) STOCK-BASED COMPENSATION

    The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ('APB') No. 25, 'Accounting for Stock Issued to Employees' and related interpretations.

m) REVENUE RECOGNITION

    The Company recognizes revenue upon shipment of its products. The Company maintains a partner program whereby partners provide links on their web-sites that bring customers to the CD Universe web-site. Revenue generated from these linked sites is recognized upon shipment of the CD's. The partner receives a commission of 5% to 15% of sales of the Company's products that originate from the site, recognized as an expense concurrent with the sale.

n) ADVERTISING COSTS

    Advertising costs, except for costs associated with direct-response advertising, are charged to operations incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received.

o) EARNINGS PER SHARE

    During 1997, the Company adopted SFAS No. 128, 'Earnings Per Share', which requires presentation of basic earnings per share ('Basic EPS') and diluted earnings per share ('Diluted EPS').

                               CD UNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999

    The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect.

    The shares used in the computation for the years ended March 31, 1999, 1998 and 1997 were as follows:

Basic.......................................................  1,000
                                                              -----
                                                              -----
Diluted.....................................................  1,000
                                                              -----
                                                              -----

p) COMPREHENSIVE INCOME

    In June 1997, SFAS No. 130, 'Reporting Comprehensive Income', was issued. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 1999, 1998 and 1997, the Company had no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

q) IMPACT OF YEAR 2000 ISSUE

    During the year ended March 31, 1999, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company expects to complete any Year 2000 systems modifications and conversions by the middle of 1999. Currently, the Company does not expect that costs associated with becoming Year 2000 compliant to be material. At this time, the Company cannot determine the impact the Year 2000 will have on its key customers or suppliers. If the Company's customers or suppliers do not convert their systems to become
Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.

r) RECENT ACCOUNTING PRONOUNCEMENTS

    During 1998, the FASB issued SFAS No. 131, 'Disclosure About Segments of an Enterprise and Related Information', which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information quarterly and entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. This statement is effective for the Company's fiscal year. The Company is in the process of evaluating the disclosure requirements under this standard.

    Additionally, during 1998, the America Institute of Certified Accountants' Executive Committee issued Statement of Position Number 98-1 (SOP 98-1), 'Accounting for the Cost of Computer Software Developed or Obtained for Internal Use'. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management believes that the Company is substantially in compliance with this pronouncement and that its implementation will not have a material effect on the Company's financial position, results of operations or cash flows.

                               CD UNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999

NOTE 2 -- PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows at March 31,:

                                                            1999       1998
                                                            ----       ----
Leasehold Improvements..................................  $ 40,000   $  --
Computer Equipment......................................   215,543    155,273
Telephone Equipment.....................................    24,158     18,467
Furniture, Fixtures and Other...........................    29,069     21,522
                                                          --------   --------
                                                           308,770    195,262
Less: Accumulated Depreciation..........................    83,052     36,900
                                                          --------   --------
    Property and Equipment, net.........................  $225,718   $158,362
                                                          --------   --------
                                                          --------   --------

    Depreciation expense for the years ended March 31, 1999 and 1998 was $46,152 and $36,000, respectively.

NOTE 3 -- INCOME TAXES

    The components of the provision for income taxes for the years ended March 31, 1999, 1998 and 1997 are as follows:

    Current Tax Expense                           1999       1998       1997
      U.S. Federal............................  $  --      $  --      $  --
      State and Local.........................  $  --         --         --
                                                --------   --------   --------
          Total Current.......................     --         --         --
                                                --------   --------   --------
    Deferred Tax Expense
      U.S. Federal............................     --         --         --
      State and Local.........................     --         --         --
                                                --------   --------   --------
      Total Deferred..........................     --         --         --
                                                --------   --------   --------
          Total Tax Provision from Continuing
            Operations........................  $  --      $  --      $  --
                                                --------   --------   --------
                                                --------   --------   --------

    The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                     1999        1998        1997
                                                     ----        ----        ----
Federal Income Tax Rate...........................   (34.0)%     (34.0)%     (34.0)%
Deferred Tax Charge (Credit)......................    --          --          --
Effect on Valuation Allowance.....................    34.0%       34.0%       34.0%
State Income Tax, Net of Federal Benefit..........    --          --          --
                                                    ------       -----       -----
Effective Income Tax Rate.........................     0.0%        0.0%        0.0%
                                                    ------       -----       -----
                                                    ------       -----       -----

    At March 31, 1999, the Company had net carryforward losses of approximately $556,000 that can be utilized to offset future taxable income through 2014. Utilization of these net carryforward losses is subject to the limitations of Internal Revenue Code Section 382. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

                               CD UNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999

    Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                          1999        1998
                                                          ----        ----
Loss Carryforwards....................................  $ 189,000   $  51,700
Less: Valuation Allowance.............................   (189,000)    (51,700)
                                                        ---------   ---------
Net Deferred Tax Assets (Liabilities).................  $  --       $  --
                                                        ---------   ---------
                                                        ---------   ---------

NOTE 4 -- NOTE PAYABLE -- OFFICER

    The Company is indebted to an officer at March 31, 1999 for $105,000. The terms indicate interest is payable at 8% with loan principal and interest payable upon demand.

    Subsequent to March 31, 1999, the Note was paid down to $85,000. This amount will be settled through a purchase price adjustment upon the acquisition of the Company by Entertainment Universe, Inc.

NOTE 5 -- RELATED PARTY TRANSACTIONS

    In prior years, certain of the Company's fixed asset acquisitions and certain expenses were paid for through advances by an entity controlled by the Company's president. These advances, totaling $110,395, were repaid during the year ended March 31, 1999.

    During the current fiscal year, the Company received advances from an entity controlled by the Company's chairman. These advances totaled $30,000 and remain outstanding at March 31, 1999. Terms of repayment and interest are being negotiated.

NOTE 6 -- MAJOR VENDOR

    The Company purchased approximately 90% of its merchandise from one vendor. At March 31, 1999, the balance due to that vendor was approximately $600,000 which was paid in April 1999. The Company believes that the loss of this vendor may have a material adverse effect on the Company.

NOTE 7 -- ADVERTISING COSTS

    Advertising costs incurred and recorded as expense in the statement of operations were $67,052, $128,432 and $110,717 for the years ended March 31, 1999, 1998 and 1997, respectively.

NOTE 8 -- ACQUISITION OF ASSETS

    During the year ended March 31, 1998, the Company purchased various assets from a related party. Due to the fact that the entities were under common control, the assets have been valued at historical cost in the financial statements. The excess of purchase prior over cost has been charged to expense during the year ended March 31, 1998. This amount was $40,000.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

    The Company leases office space under non-cancelable operating lease agreements that expire within the next three years. Future minimum lease payments under these non-cancelable operating leases are as follows:

                               CD UNIVERSE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 1999

MARCH 31,
---------
2000..............................................  $117,000
2001..............................................   117,000
2002..............................................   107,250
                                                    --------
    Total.........................................  $341,250
                                                    --------
                                                    --------

    Rent expense under the office lease for the years ending March 31, 1999, 1998 and 1997 was $82,000, $45,938 and $5,387, respectively.

    On October 1, 1998, the Company entered into an agreement with Charles Beilman. The agreement stipulates that Charles Beilman will serve as Chief Operating Officer and Chief Technical Officer for an annual compensation of $135,000 and the reimbursement of certain expenditures, as defined in the related agreement. This agreement becomes effective when the Company is acquired and its shares are publicly traded. Mr. Beilman's employment will continue for at least three years from the date the Company goes public.

NOTE 10 -- SUBSEQUENT EVENTS

    The Company was acquired by Entertainment Universe, Inc. in April 1999 as a wholly owned subsidiary.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on July 14, 2000.

                                          eUNIVERSE, INC.

                                          By        /s/ BRAD D. GREENSPAN
                                              ..................................

                                                      BRAD D. GREENSPAN
                                             CHAIRMAN OF THE BOARD OF DIRECTORS
                                               ACTING CHIEF EXECUTIVE OFFICER

    Under the requirements of the Securities Act of 1934, this Form 10-K has been signed on July 14, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

By        /s/ WILLIAM R. WAGNER
   ...................................
   WILLIAM R. WAGNER
   CHIEF FINANCIAL OFFICER
   (PRINCIPAL EXECUTIVE OFFICER,
   PRINCIPAL FINANCIAL OFFICER AND
   PRINCIPAL ACCOUNTING OFFICER)

By        /s/ BRAD D. GREENSPAN
    ..................................
            BRAD D. GREENSPAN
   CHAIRMAN OF THE BOARD OF DIRECTORS

By         /s/ LELAND N. SILVAS
    ..................................
            LELAND N. SILVAS
                DIRECTOR

By
    ..................................
             CHARLES BEILMAN
    VICE PRESIDENT, SPECIAL PROJECTS
              AND DIRECTOR

By          /s/ GORDON LANDIES
    ..................................
             GORDON LANDIES
                DIRECTOR

By            /s/ DAN MOSHER
    ..................................
               DAN MOSHER
                DIRECTOR

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                   EXHIBIT TITLE/DESCRIPTION
 ------                   -------------------------
 3.01    -- Articles of Incorporation of eUniverse.(1)
 3.02    -- Amendment to Articles of Incorporation of eUniverse
           regarding change of name.(1)
 3.03    -- Certificate of Amendment of Articles of Incorporation
           regarding issuance of Preferred Stock.(1)
 3.04    -- Bylaws of eUniverse.(1)
 3.05    -- Amendment to Bylaws.(1)
 3.06    -- Designation of Preferred Stock of Motorcycle Centers of
           America, Inc. dated April 7, 1999, as filed with the
           Secretary of the State of Nevada, which defines the rights and preferences of the Preferred Stock of eUniverse.(1)
 3.06.01 -- First Amendment to Designation of Stock of eUniverse,
           Inc. f/k/a Motorcycle Centers of America, Inc. and First
           Amended and Restated Certificate of Designation of Series
           A 6% Convertible Preferred Stock of eUniverse, Inc., dated as of February 2, 2000.(6)
10.01    -- Stock Purchase Agreement by and between Palisades
           Capital, Inc. and Charles Beilman, dated as of October 1,
           1998 (the 'Stock Purchase Agreement').(1)
10.02    -- Amendment to Stock Purchase Agreement, dated December 29,
           1998.(1)
10.03    -- Amendment No. 2 to Stock Purchase Agreement, dated
           February 11, 1999.(1)
10.04    -- Amendment No. 3 to Stock Purchase Agreement, dated as of
           March   , 1999.(1)
10.05    -- Amendment Number 4 to Stock Purchase Agreement, dated as of June 9, 1999.(1)
10.06    -- Agreement and Plan of Reorganization by and among
           Motorcycle Centers of America, Inc., Entertainment
           Universe, Inc. and the principal officers of Entertainment
           Universe, Inc., dated April 9, 1999.(1)
10.07    -- Entertainment Universe, Inc. Regulation D Subscription
           Agreement, dated as of April   , 1999.(1)
10.08    -- Entertainment Universe, Inc. Registration Rights
           Agreement, dated as of April 1999.(1)
10.09    -- Assignment and Assumption Agreement by and between
           Entertainment Universe, Inc. and Motorcycle Centers of
           America, Inc., dated as of April 14, 1999.(1)
10.10    -- Stock Purchase Agreement by and among Motorcycle Centers of America, Inc. and the shareholders of Case's Ladder,
           Inc., dated as of April 21, 1999.(1)
10.11    -- Contract of Employment by and between Entertainment
           Universe, Inc. and William R. Wagner, dated March 25,
           1999.(1)
10.12    -- Employment Agreement by and between eUniverse, Inc. and
           Leland N. Silvas, dated as of April 14, 1999.(1)
10.13    -- Letter agreement between Entertainment Universe, Inc. and
           E.P. Opportunity Fund, L.L.C. regarding appointment of a
           director of Entertainment Universe, Inc., dated April 6,
           1999.(1)
10.14    -- Modification and Restatement of Lease by and between
           Vincenzo Verna Trustee d/b/a Harvest Associates and CD
           Universe, Inc. for eUniverse's office space in
           Wallingford, Connecticut, dated as of February 1, 1999.(1)
10.15    -- Agreement and Plan of Reorganization by and among
           eUniverse, Inc., Gamer's Alliance, Inc., and Larry N.
           Pevnick and Robin T. Pevnick, Ten Ent., and Stan
           Goldenberg and Andrea R. Goldenberg, Ten Ent., dated as of the 1st day of July, 1999.(6)
10.15.1  -- Second Amendment to Agreement and Plan of Reorganization
           by and among eUniverse, Inc., Gamer's Alliance, Inc., and
           Larry N. Pevnick and Robin T. Pevnick, Ten Ent., and Stan
           Goldenberg and Andrea R. Goldenberg, Ten Ent., dated as of the 12th day of November, 1999.(1)
10.16    -- Agreement and Plan of Reorganization by and among
           eUniverse, Inc., The Big Network, Inc., Stephen D.
           Sellers, John V. Hanke and Michael Sellers, dated July 30,
           1999 (effective as of August 31, 1999).(6)
10.17    -- Letter Agreement by and among Brad D. Greenspan, Charles
           Beilman, Stephen D. Sellers and John V. Hanke regarding
           appointment of a director of eUniverse, Inc., dated as of
           August 31, 1999.(6)
10.18    -- Employment Agreement by and between eUniverse, Inc. and
           James Haiduck, dated as of June 17, 1999.(6)
10.19    -- Employment Agreement by and between eUniverse, Inc. and
           Stephen D. Sellers, dated as of August 31, 1999.(6)
10.21    -- eUniverse, Inc. Registration Rights Agreement dated
           July 30, 1999.(6)
10.22    -- Office Sublease by and between Golden Gate University and
           The Big Network, Inc., dated July 9, 1999.(6)

EXHIBIT
 NUMBER                   EXHIBIT TITLE/DESCRIPTION
 ------                   -------------------------
10.23    -- Engagement Letter by and among Gerard Klauer Mattison &
           Co., Inc. by Entertainment Universe, Inc. and Brad
           Greenspan, dated February 24, 1999.(6)
10.24    -- Indemnification Agreement by Entertainment Universe, Inc.
           and Brad Greenspan in favor of Gerard Klauer Mattison &
           Co., Inc., dated February 24, 1999.(6)
10.25    -- eUniverse, Inc. 1999 Stock Awards Plan.(6)
10.26    -- Online Partner Agreement between CD Universe, Inc. and
           Accessio.com Inc., regarding US-Style, dated November 5,
           1998.(1)
10.27    -- Employment Agreement by and between eUniverse, Inc. and
           Martin Hamilton, dated as of October 25, 1999. Mr. Martin
           terminated his employment on March 2, 2000 to pursue other business opportunities.(1)
10.28    -- Web Advertising Agreement by and between eUniverse, Inc.
           and Mpath Interactive, Inc., dated as of August 13, 1999
           and terminated as of February 1, 2000. Portions of
           Exhibit 10.28 have been omitted pursuant to a request for
           confidential treatment, which was granted by the SEC.(2)
10.29    -- eUniverse, Inc. Common Stock Purchase Warrant to Gerard
           Klauer Mattison & Co., Inc., dated April 14, 1999.(1)
10.30    -- Asset Purchase Agreement by and between eUniverse, Inc.
           and Scott Smith d/b/a Pokemonvillage.com and Quake City
           Gaming Network, dated as of February 1, 2000.(3)
10.31    -- Letter agreement by and among eUniverse, Inc. Take-Two
           Interactive Software, Inc. and Falcon Ventures
           Corporation, dated as of February 2, 2000.(3)
10.32    -- Employment Agreement by and between eUniverse, Inc. and
           William R. Wagner dated as of April 5, 1999.(3)
10.33    -- Letter Agreement by and between eUniverse, Inc. and
           Christian Walter d/b/a Justsaywow.com dated February 20,
           2000.(4)
10.34    -- Lease by and between Hamms Building Associates and Falcon
           Ventures Corp., dated as of July 27, 1999.(5)
10.35    -- eUniverse, Inc. Common Stock Purchase Warrant to Michael
           Zaroff, dated December 10, 1999.(5)
10.36    -- eUniverse, Inc. Common Stock Purchase Warrant to Bob
           Agriogianis, dated December 10, 1999.(5)
10.37    -- eUniverse, Inc. Common Stock Purchase Warrant to Mark
           Bergman, dated January 15, 2000.(5)
10.38    -- eUniverse, Inc. Common Stock Purchase Warrant to Mark
           Bergman, dated February 15, 2000.(5)
10.39    -- Stock Option Agreement by and between eUniverse, Inc. and
           Charles Beilman, dated as of January 26, 2000.(5)
10.39.01 -- First Amendment to Stock Option Agreement by and between
           eUniverse, Inc. and Charles Beilman, dated as of
           March 31, 2000.(5)
10.39.02 -- Second Amendment to Stock Option Agreement by and between
           eUniverse, Inc. and Charles Beilman, dated as of May 31,
           2000.(6)
10.39.03 -- Third Amendment to Stock Option Agreement and Escrow
           Agreement by and among eUniverse, Inc., Charles Beilman
           and Martin, Gasparrini & Chioffi, LLP, dated as of
           June 16, 2000.(6)
10.40    -- Letter agreement between eUniverse, Inc. and former
           shareholders of The Big Network, Inc. which provides
           eUniverse, Inc. with the right to purchase a minimum of
           500,000 shares of eUniverse, Inc. common stock from former shareholders of The Big Network, Inc. (the 'Big Network
           Buyout Agreement'), the closing of which shall occur on or before April 24, 2000.(5)
10.40.01 -- First Amendment providing for extension of closing date of the Big Network Buyout Agreement to May 5, 2000.**
10.40.02 -- Second Amendment providing for extension of closing date of the Big Network Buyout Agreement to May 19, 2000.**
10.40.03 -- Third Amendment providing for extension of closing date of the Big Network Buyout Agreement to May 26, 2000.**
10.41    -- eUniverse, Inc. Common Stock Purchase Warrant to Salomon
           Grey Financial Corporation, dated March 14, 2000
           (terminated).(5)
10.42    -- eUniverse, Inc. Common Stock Purchase Warrant to Salomon
           Grey Financial Corporation, dated March 14, 2000
           (terminated). (5)
10.43    -- Agreement by and between eUniverse, Inc. and Take-Two
           Interactive Software, Inc., dated as of March 16, 2000,
           providing for account marketing services.(5)

EXHIBIT
 NUMBER                   EXHIBIT TITLE/DESCRIPTION
 ------                   -------------------------
10.44    -- Agreement by and between eUniverse, Inc. and Take-Two
           Interactive Software, Inc., dated as of March 16, 2000,
           providing for programming services.(5)
10.45    -- Letter agreement by and among eUniverse, Inc. and Erik
           MacKinnon and Dan Barnes d/b/a Dustcloud Media, dated
           March 29, 2000.(6)
10.46    -- Form of Warrant issued to certain eUniverse preferred
           shareholders on February 2, 2000.**
21.01    -- Subsidiaries of eUniverse, Inc.(5)
27.01    -- Financial Data Schedule**

---------

 ** Filed herewith.

(1) Incorporated by reference to eUniverse's Form 10 filed on June 15, 1999 (Registration File No. 0-26355).

(2) Incorporated by reference to eUniverse's Form 10-Q filed on November 15, 1999.

(3) Incorporated by reference to eUniverse's Form 10-Q filed on February 14, 2000.

(4) Incorporated by reference to eUniverse's Form 8-K filed on March 13, 2000.

(5) Incorporated by reference to eUniverse's Form S-1 filed on March 23, 2000 (Registration File No. 333-33084).

(6) Incorporated by reference to eUniverse's Form 8-K filed on June 28, 2000.