Form 10-K/A
period 2000-03-31
EUNIVERSE INC
filed 2000-07-31
CIK 1088244

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 31, 2000
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------
                                  FORM 10-K/A
                               AMENDMENT NUMBER 1

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

                        COMMISSION FILE NUMBER 000-26355

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

                              -------------------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X   Yes      No
                                          ---       ---

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

________________________________________________________________________________

                                EUNIVERSE, INC.
          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.
Item 1.     Business....................................................     1
            Factors Affecting eUniverse's Business, Operating Results,
            and Financial Condition.....................................    17
Item 2.     Facilities..................................................    22
Item 3.     Legal Proceedings...........................................    23
Item 4.     Submission of Matters to a Vote of Security Holders.........    23
            Executive Officers of eUniverse.............................    24

PART II.
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    26
Item 6.     Selected Financial Data.....................................    29
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    30
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................    38
Item 8.     Financial Statements and Supplementary Data.................    38
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    38

PART III.
Item 10.    Directors and Executive Officers of the Registrants.........    39
Item 11.    Executive Compensation......................................    40
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    47
Item 13.    Certain Relationships and Related Transactions..............    47

PART IV.
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    48
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

RECENT TRANSACTIONS

ACQUISITION OF ASSETS OF GREEN WILLOW INTERNATIONAL CORP. D/B/A MEGADVD.COM

    As of May 17, 1999, in an arms length transaction between unrelated parties, eUniverse acquired all of the assets of Green Willow International Corp., consisting primarily of the megadvd.com web site, in exchange for 4,605 shares of eUniverse common stock valued at $11.40 per share, which was the market price of the stock on the issue date. The consideration paid was based upon negotiations between the parties to determine the valuation of Green Willow and the shares issued. After the closing, Mr. Steve Martin and Ms. Korri Kolesa, the shareholders of Green Willow, became and remain currently employed by eUniverse.

    The MegaDVD.com web site is devoted to the retail sale of DVDs.

ACQUISITION OF CASE'S LADDER, INC.

    On May 31, 1999, in an arms length transaction between unrelated parties, eUniverse acquired all of the outstanding shares of common stock of Case's Ladder, Inc. in exchange for 700,000 shares of eUniverse common stock with a fair market value of $10.00 per share. The consideration paid was based upon negotiations between the parties to determine the valuation of the shares exchanged pursuant to a Stock Purchase Agreement (the 'Case's Ladder Agreement'). The other parties to the agreement were Case's Ladder, Inc. and its shareholders -- Frank Westall (Chief Executive Officer and Chairman of Case's Ladder) and Edward Hilts (Chief Operating Officer and Chief Financial Officer of Case's Ladder). Frank Westall, Edward Hilts and Jeremy Rusnak were employed by Case's Ladder and, in connection with their employment, they were granted options to purchase 600,000 shares of eUniverse's common stock, in the aggregate, at a price of $10 per share on June 15, 1999. These options expire on June 15, 2009 and 1/12 of the options vest over three years on December 16, March 16, June 16 and September 16 of each year. Both Messrs. Westall and Hilts terminated their employment with eUniverse on February 1, 2000 and June 15, 2000, respectively.

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

ACQUISITION OF GAMER'S ALLIANCE, INC.

    As of June 30, 1999, in an arms length transaction between unrelated parties, eUniverse acquired all of the outstanding shares of Gamer's Alliance, Inc. stock in exchange for 78,125 shares of eUniverse's common stock with a fair market value of $1,000,000. eUniverse may make additional payments to the sellers of up to an aggregate of 97,656 additional shares of eUniverse's common stock over a period of five calendar quarters through June 30, 2000, contingent upon Gamer's Alliance achieving specified milestones with respect to revenue, the number of unique site visitors and other factors. The consideration paid was based upon negotiations between the parties to determine the valuation of the Gamer's Alliance shares. Three members of management of Gamer's Alliance -- Adam Goldenberg (President), Matthew Rowell, and Anthony Wyss -- remain employed by Gamer's Alliance under employment agreements.

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

ACQUISITION OF FUNONE.COM

    As of October 1, 1999, in an arms length transaction between unrelated parties, eUniverse acquired funone.com from Don Burgess in exchange for 8,733 shares of eUniverse common stock with a value of $50,000. After the closing, Mr. Don Burgess became and remains employed by eUniverse. eUniverse will make contingent payments to Mr. Burgess of up to $350,000 in additional shares of eUniverse's common stock, based upon the average closing price of eUniverse's common stock for the last five days of each month, over the period of six calendar months from the closing, contingent upon funone.com achieving specified milestones with respect to unique site visitors.

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

ACQUISITION OF FALCON VENTURES CORPORATION

    As of February 2, 2000, in an arms length transaction between unrelated parties, eUniverse acquired all of the outstanding capital stock of Falcon Ventures Corporation from Take-Two Interactive Software, Inc. in exchange for 310,000 shares of eUniverse's common stock. The consideration paid was based upon negotiations between the parties to determine the value of Falcon Ventures' shares and the shares issued by eUniverse.

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

DOMAIN NAMES, PATENTS AND TRADEMARKS

    The Domain names of eUniverse's web sites constitute important intellectual property for eUniverse. Domain names registered to eUniverse include the following:

euniverse.com             gasource.net                pokemonvillage.com            dvdwave.com
cduniverse.com            ga-source.com               nhl2k.com                     dvdwave.net
videouniverse.com         ga-source.net               sanitybycain.com              dvdwave.co.uk
gamesuniverse.com         ga-strategy.com             ta-k.com                      dvdmoviereviews.net
gagames.com               highheatbaseball.com        voodoo3.net                   dvdmoviereviews.org
megadvd.com               messiahpress.com            wrestling-games.com           sfbayads.com
casesladder.com           metalgear.net               experience3d.com              quakecity.net
aoe2.net                  myth2.com                   frontofficefootball.com       forumnation.com
cavenews.com              ionrpg.com                  frontofficefootball.net       clansite.com
dknation.com              ga-sports.com               frontofficefootball.org       reserveauction.com
ga-rpg.com                coursedepot.com             3dracing.net                  flymp3.com
gasource.com              grandprix2.com              rallychamp.com                digimonvillage.com
Bignetwork.com            highheatbaseball.com        afflicted.net                 dragonballvillage.com
Play4prizes.com           maddencentral.com           ctimes.net                    justsaywow.com
Liveplace.com             simracingnews.net           indy3d.net                    moviestorm.com
Livestore.com             the-fastlane.com            prey.net                      dustcloud.com
Livesuite.com             nflfever.com                war3.com                      justpigs.com
goldenbearsden.net        Live-store.com              eqrealms.com                  sailorvillage.com
nfscheats.com             Shop-Live.com               acrealms.com                  nintendovillage.com
nfs4.com                  Shop-Live.net               mygamelobby.com               consolevillage.com
wcw-meyhem.com            funone.com                  Big-network.com               rpgvillage.com
gp500.net                 Gamelets.com                online-alchemy.com            xboyvillage.com
                                                      gameboyvillage.com

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

    The following table sets forth the total revenue of eUniverse from the sale of products in the last three fiscal years, expressed by product category:

                          REVENUE BY PRODUCT CATEGORY

                                          CD UNIVERSE     YEAR     |  YEAR
                                          YEAR ENDED      ENDED    |  ENDED
                                           MARCH 31,    MARCH 31,  | MARCH 31,
                                             1998         1999     |  1999
                                             ----         ----     |  ----
                                                    (IN THOUSANDS) |
                                                                   |
Music...................................    $5,685       $8,387    | $ 6,962
Videos & Games..........................     --             464    |   1,902
Services................................     --           --       |   2,070
                                            ------       ------    | -------
    Total...............................    $5,685       $8,851    | $10,934
                                            ------       ------    | -------
                                            ------       ------    | -------

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

    Stephen D. Sellers, Vice President, Business Affairs and Business Development since September 1999. Mr. Sellers became a Director of eUniverse in December 1999, however he resigned as Director in May 2000 so he could devote his time to other activities. Prior to joining eUniverse with the acquisition of the Big Network, Mr. Sellers was CEO and co-founder of The Big Network. Previous to that, he was co-founder and CEO of Archetype Interactive where he assembled a diverse team of creative talent to create Meridian 59, the first graphical Internet multiplayer game. After the acquisition of Archetype by the 3DO Company, he worked as head of Internet Business Development. He has advised startup businesses in a variety of technology markets. He holds an MBA from the University of California, Berkley and a BA from Stanford University. Mr. Sellers was named Vice President, Business Affairs and Business Development pursuant to that certain Agreement and Plan of Reorganization by and among eUniverse, Inc., the Big Network, Inc., Stephen D. Sellers, John V. Hanke and Richard Sellers, dated July 30, 1999.

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

                                                               RANGE OF HIGH AND
                 QUARTERLY PERIOD ENDING                       LOW BID QUOTATIONS
                 -----------------------                       ------------------
March 31, 2000 (EUNI).....................................  $       3.875 -   13.000
December 31, 1999 (EUNI)..................................  $       3.937 -    6.500
September 30, 1999 (EUNI).................................  $       5.00  -    9.875
June 30, 1999 (MCAM/EUNI)(5)..............................  $        1.875 -   14.00
March 31, 1999 (MCAM).....................................  $        5.00  -   18.00(1)(3)
December 31, 1998 (MCAM)..................................  $        0.62  -   25.00(1)
September 30, 1998 (MCAM).................................  $        2.00  -    5.00(1)
June 30, 1998 (NBCO/MCAM)(4)..............................  $       50.00  -   95.00(1)
March 30, 1998 (NBCO).....................................  $       65.00  -   90.00(1)
December 31, 1997 (NBCO)..................................  $    1,300.00  -1,600.00(2)(3)

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

                                EUNIVERSE, INC.
                            STATEMENT OF OPERATIONS

                                                                  YEARS ENDED MARCH 31,
                                                          --------------------------------------
                                                              2000     |    1999         1998
                                                              ----     |    ----         ----
                                                                       |       CD UNIVERSE
                                                                       |
Revenue.................................................  $ 10,934,198 | $8,851,247   $5,685,211
Cost of goods sold......................................     8,293,133 |  7,507,751    4,709,528
                                                          ------------ | ----------   ----------
Gross profit............................................     2,641,065 |  1,343,496      975,683
Operating expenses:                                                    |
    Marketing and sales (excludes stock-based                          |
      compensation of $ 379,006, $0 and $0,                            |
      respectively).....................................     3,942,416 |  1,145,648    1,111,698
    Product development (excludes stock-based                          |
      compensation of $37,326, $0 and $0,                              |
      respectively).....................................     2,222,176 |    282,270       --
    General and administrative (excludes stock-based                   |
      compensation of $164,598, $0 and $0,                             |
      respectively).....................................     4,589,737 |    319,614       --
    Amortization of goodwill and other intangibles......     2,440,080 |      1,168       --
    Stock-based compensation............................       580,930 |     --           --
                                                          ------------ | ----------   ----------
Total operating expenses................................    13,775,339 |  1,748,700    1,111,698
                                                          ------------ | ----------   ----------
        Operating loss..................................   (11,134,274)|   (405,204)    (136,015)
                                                          ------------ | ----------   ----------
Non-operating income (expense):                                        |
    Interest and dividend income........................        62,518 |        465       --
    Interest expense....................................       --      |     (2,424)     (15,797)
    Loss allocated to minority interest.................         4,110 |     --           --
    Other...............................................       --      |     --           --
    Income taxes........................................       --      |     --           --
                                                          ------------ | ----------   ----------
        Net income (loss)...............................  $(11,067,646)| $ (407,163)  $ (151,812)
                                                          ------------ | ----------   ----------
                                                          ------------ | ----------   ----------
Basic income (loss) per common share....................  $      (0.70)|        N/A          N/A
                                                          ------------ | ----------   ----------
                                                          ------------ | ----------   ----------
Basic weighted average common shares outstanding........    15,765,108 |        N/A          N/A

                               BALANCE SHEET DATA

                                                                                            CD UNIVERSE
                                                                                            DIVISION OF
                                                                   CD UNIVERSE                 PRIME
                                                         -------------------------------      SOFTWARE
                                        MARCH 31, 2000   MARCH 31, 1999   MARCH 31, 1998   MARCH 31, 1997
                                        --------------   --------------   --------------   --------------
                                                       |                |
Cash and cash equivalents.............   $ 2,323,087   |   $  11,335    |   $ 267,214         $19,558
Working capital (deficit).............      (787,006)  |    (783,204)   |    (309,854)         25,586
Total assets..........................    37,778,444   |     520,346    |     494,164          32,086
Total shareholders' equity............    30,738,514   |    (556,976)   |    (150,812)         32,086

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

    The Company currently has low balances of cash reserves and working capital surplus to fund its operations and its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations. Since March 31, 2000 the Company received short term loans of $2.178 million from new investors. On April 26, 2000, the Company received a loan of $1,000,000 with a maturity date of July 26, 2000, which the lender has agreed to extend until August 25, 2000 but such extension must be confirmed in writing. Management intends to raise additional working capital through additional equity and/or debt financings in the upcoming year and has entered into a letter of intent to sell 2,500,000 shares of common stock for $15,000,000 (see Note 16). In connection with this pending transaction, the new investor through its affiliates has made short term loans totaling $1,178,000 with maturity dates of the earlier of (1) August 31, 2000, (2) the date that the transactions contemplated in the letter of intent are consummated or (3) several earlier dates in the event that certain other transactions are not completed during the interim period. The investors have certain preferred conversion rights in the event of a default under their respective promissory notes. The cash from these short term loans have been and are to be used principally to finance working capital requirements. As additional consideration for the loans made by the affiliates of the new investor, the Company, in exchange for up to $75,000, assigned its right to purchase up to 850,000 shares of Common Stock from Charles Beilman at an exercise price of $1.675. A total of 100,000 of those shares have been purchased by the investor. In the event that the Beilman option is not extended beyond July 31, 2000, the Company is required to sell the remaining shares at the prices indicated above. All of the up to 850,000 shares that may be purchased by the investors include the requirement that the Company register all such shares on or prior to November 30, 2000. The Company believes it will close the sale of stock to the new investor in the near future, and use the proceeds of the sale to pay back all of the short term loans; however, there can be no assurance that such financing can be successfully completed on terms acceptable to the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

             NAME               AGE   POSITIONS AND OFFICES WITH EUNIVERSE   DIRECTOR SINCE
             ----               ---   ------------------------------------   --------------
Brad D. Greenspan(1)(2)         26    Chairman of the Board of Directors     April 14, 1999
Leland N. Silvas(1)(2)          44    President, Chief Executive Officer     April 14, 1999
                                      and Director
Charles Beilman                 40    Vice President, Special Projects and   April 14, 1999
                                      Director
Gordon Landies(3)               43    Director                               July 27, 1999
Dan Mosher(3)                   27    Director                               December 7, 1999

---------

(1) Member of the Compensation Committee.

(2) Member of the Executive Committee.

(3) Member of the Audit Committee.

    Brad D. Greenspan, Chairman of the Board of Directors of eUniverse since April 14, 1999. He is a member of eUniverse's Executive and Compensation Committees. In 1997, Mr. Greenspan founded Palisades Capital, Inc., a private Beverly Hills merchant bank, and served as its President until March 1999. Mr. Greenspan received a BA degree in political science/business from UCLA in 1997.

    Leland N. Silvas, Director of eUniverse since April 14, 1999. Mr. Silvas is a member of eUniverse's Executive and Compensation Committees. Between April 14, 1999 and July 21, 2000, Mr. Silvas was President and Chief Executive Officer of eUniverse. Mr. Silvas is a principal member of Label-add, LLC, a Connecticut-based advertising and direct marketing company, and was employed there until being recruited by eUniverse, Inc. in 1999. He was President and Chief Operating Officer of McPhersons global housewares division from 1994 to 1998. From 1992 to 1994, Mr. Silvas was a board member for Partners In Computing, a New York City-based software solutions company. He currently sits on the advisory board to the Adept Group, a computer consulting company based in New York City, and is a board member of ADV MARKETING, a marketing and consulting company, and 1-800-adagency, an ad agency. Mr. Silvas terminated his contract with eUniverse as Chief Executive Officer and President as of July 21, 2000.

    Charles Beilman, has been a Director of eUniverse since April 14, 1999 and Vice President, Special Projects since October 25, 1999. Between April 14, 1999 and October 25, 1999, Mr. Beilman was Chief Operating Officer and Chief Technical Officer of eUniverse. Mr. Beilman founded CD Universe, Inc. in April 1997 and was its sole shareholder and Chief Executive Officer until the sale of CD Universe, Inc. to eUniverse in April 1999. Since 1985, Mr. Beilman has served as President and Director of Trak Systems, Inc., which supplies proprietary inventory control computer systems to retail music stores throughout the United States and Canada. Mr. Beilman was granted the right to a seat on the Board of Directors of eUniverse pursuant to Section 1.02(e)(i) of that certain Stock Purchase Agreement by and between Palisades Capital, Inc. and Charles Beilman, dated as of October 1, 1998, as amended, which was subsequently assigned to eUniverse.

    Gordon Landies, Director since July 27, 1999 and a member of the Audit Committee since December 7, 1999. Mr. Landies is currently General Manager of the Home and Entertainment group of Mattel Interactive and has been in consumer software for 16 years, spending 10 years at Software Toolworks, Mindscape, and the Learning Company, which was acquired by Mattel. Most of Mr. Landies' career has been in sales and business development, where he helped drive sales growth and build product categories such as National Geographic, Printshop, and Chessmaster.

    Dan Mosher, Director since December 7, 1999 and a member of the Audit Committee since December 7, 1999. Mr. Mosher has been employed by Webvan Group, Inc. since May 1999, most recently as Director, Business Development. From January 1998 to May 1999, Mr. Mosher served in the Mergers and Acquisitions Department of Morgan Stanley Dean Witter Technology Group, an investment banking firm. From February 1996 to January 1998, Mr. Mosher held several positions in the

Corporate Finance Group of Arthur Andersen, focused on technology private placements. Mr. Mosher holds a B.S. in Business Administration from the University of California at Berkeley.

AGREEMENT CONCERNING ELECTION OF DIRECTORS

    In connection with the purchase by E. P. Opportunity Fund, LLC of 235,000 shares of preferred stock of Entertainment Universe, a letter agreement dated April 6, 1999 was entered into between E. P., Entertainment Universe and Brad D. Greenspan which, in effect, gave E. P. the right to select one of the Directors of Entertainment Universe during the period that it owns shares of Entertainment Universe preferred stock. On April 16, 1999, in connection with the reorganization between Motorcycle Centers and Entertainment Universe, the E. P. letter agreement was assigned by Entertainment Universe to eUniverse, which assumed the obligations to E.P. of Entertainment Universe. As a result, as long as it owns our preferred stock, E. P. has the right to appoint a member of the Board of Directors of eUniverse. E. P. has not exercised its right as of the date hereof.

    In connection with the acquisition of The Big Network, Inc., an agreement dated July 30, 1999 was entered into among Brad D. Greenspan, Charles Beilman, Stephen Sellers and John Hanke which, in effect, gives Messrs. Sellers and Hanke the right to select one of the directors of eUniverse during the period that either Mr. Sellers or Mr. Hanke are employed by eUniverse. Messrs. Hanke and Sellers exercised this right and selected Mr. Sellers to be a director of eUniverse. Mr. Sellers was appointed as a director of eUniverse on December 7, 1999. Mr. Sellers resigned as a director of eUniverse on May 31, 2000. No report of Form 8-K was required to be filed pertaining to Mr. Sellers' resignation. Mr. Hanke resigned his employment with eUniverse on January 6, 2000 to pursue other business opportunities.

    In connection with the acquisition of Falcon Ventures, an agreement dated December 16, 1999 was entered into by and between Brad D. Greenspan and Take-Two Interactive Software, which in effect gives Take-Two the right to select an individual to serve as a member of the Board of Directors of eUniverse for a period of three years from February 2, 2000. As of the date of this prospectus, Take Two has not exercised its right to select a director.

    See the information on eUniverse's executive officers set forth in the section entitled 'Executive Officers of eUniverse' at the end of Part I of this Form 10-K.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Exchange Act ('Section 16(a)') requires eUniverse's executive officers, directors, and persons who own more than ten percent of a registered class of eUniverse's equity securities ('10% Stockholders') to file reports of ownership on a Form 3 and changes in ownership on a Form 4 or a Form 5 with the SEC.

    Based solely on its review of the copies of such forms received by eUniverse, or written representations from certain reporting persons that no Form 5's were required for such persons, eUniverse believes that during fiscal year 2000 its executive officers, directors, and 10% Stockholders complied with all applicable Section 16(a) filing requirements, except that the Form 3's required to be filed by Brad D. Greenspan, Leland N. Silvas, Charles Beilman, Gordon Landies and Dan Mosher (each of whom was either a director or executive officer of eUniverse during fiscal year 2000) were inadvertently filed late. Stephen D. Sellers, who was a director of eUniverse during fiscal year 2000 and resigned from the Board of Directors on May 31, 2000, failed to file a Form 3.

ITEM 11. EXECUTIVE COMPENSATION.

    The compensation paid or awarded during the last three fiscal years to the Company's Chief Executive Officer and the four other most highly compensated executive officers during 1999 is set forth and discussed below.

    The table below summarizes the compensation paid under agreements for services rendered to eUniverse in all capacities for the fiscal year ending March 31, 2000. These executives are referred to as the Named Executive Officers elsewhere in this Form 10-K.

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION

                                                                                     LONG TERM COMPENSATION
                                                                        -------------------------------------------------
                                                                                 AWARDS                   PAYOUTS
                                                                        ------------------------   ----------------------
                                                         OTHER ANNUAL   RESTRICTED    SECURITIES    LTIP
                              FISCAL   SALARY    BONUS   COMPENSATION   STOCK AWARD   UNDERLYING   PAYOUTS    ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      ($)      ($)        ($)            ($)       OPTIONS #      ($)     COMPENSATION
---------------------------    ----      ---      ---        ---            ---       ---------      ---         ($)
Brad D. Greenspan ..........
 Chairman of the Board         2000      --       --        50,000(2)      --          340,000       --         --
Leland Silvas ..............
 President, Chief Executive
 Officer and Director          2000    200,000    --         6,307(1)      --          825,000(2)    --         --
Charles Beilman(3) .........
 Vice President
 Special Projects and          2000    135,000    --        --             --           63,750       --         --
 Director                      1999     77,250    --      91,711           --            --          --         --
William R. Wagner ..........
 Chief Financial Officer       2000    125,000    --        --             --          142,500(2)    --         --
James Haiduck ..............
 Vice President Sales          2000    108,000    --        --             --          170,000       --         --
Stephen D. Sellers .........
 Vice President
 Business Development          2000     96,000    --        --             --          255,000       --         --

---------

(1) Mr. Silvas was issued 200,000 shares in conjunction with his employment with eUniverse. These have been valued at $.315 per share, based upon the initial capitalization of Entertainment Universe. Mr. Silvas terminated his contract with eUniverse as Chief Executive Officer and President as of July 21, 2000.

(2) Mr. Greenspan receives non-employee compensation as a consultant to eUniverse. His compensation was increased to $120,000 on January 1, 2000.

(3) The compensation paid to Mr. Beilman in 1999 was paid by CD Universe to Mr. Beilman in his capacity as Chief Executive Officer and President of CD Universe. eUniverse will pay the same compensation to Mr. Beilman in his capacity as Vice President, Special Projects.

The following table summarizes the option grants to the Named Executive Officers in the fiscal year ended March 31, 2000:

                       OPTION GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                                                           PERCENT OF
                                                             TOTAL                              POTENTIAL REALIZABLE VALUE
                                                            OPTIONS                               AT ASSUMED ANNUAL RATES
                                            NUMBER OF      GRANTED TO                           OF STOCK PRICE APPRECIATION
                                           SECURITIES      EMPLOYEES    EXERCISE                      FOR OPTION TERM
                                           UNDERLYING      IN FISCAL     PRICE     EXPIRATION   ---------------------------
NAME AND PRINCIPAL POSITION              OPTIONS GRANTED      YEAR      $/SHARE       DATE           5%            10%
---------------------------              ---------------      ----      -------       ----           --            ---
Brad D. Greenspan .....................      340,000(1)      14.0%       $6.00      9/15/09     $ 3,502,000    $ 6,766,000
 Chairman of the Board of Directors
Leland Silvas .........................      825,000(2)      28.8%       $3.00      4/22/09     $10,972,500    $18,892,500
 President, Chief Executive Officer
 and Director
Charles Beilman .......................       63,750(1)       2.6%       $6.00      9/15/09     $   656,625    $ 1,268,625
 Vice President, Special Projects
 and Director
William R. Wagner .....................      142,500(2)       5.2%       $3.00      9/15/09     $ 1,867,750    $ 3,135,750
 Vice President, Chief Financial                                          to
 Officer and Secretary                                                   $6.00
James Haiduck .........................      170,000(2)       7.0%       $6.00      8/01/09     $ 1,751,000    $ 3,383,000
 Vice President Sales
Stephen D. Sellers ....................      255,000(2)      10.5%       $6.00      9/01/09     $ 2,626,500    $ 5,074,500
 Vice President, Business Affairs
 and Business Development

                                                   (footnotes on following page)

(footnotes from previous page)

(1) One third of the options vest and are exercisable one year from the date of grant. Thereafter, one twelfth of the options vest and are exercisable each three months until all optioned shares are vested.

(2) These options vest and are exercisable as described in the section herein entitled 'Executive Compensation -- Employment Agreements'.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES/SAR VALUES

                                                               NUMBER OF
                                                               SECURITIES
                                                               UNDERLYING         VALUE OF
                                       SHARES                 UNEXERCISED        UNEXERCISED
                                      ACQUIRED                OPTIONS/SARS      IN-THE-MONEY
                                     ON EXERCISE    VALUE      AT FISCAL       OPTIONS/SARS AT
NAME                                     (#)       REALIZED   YEAR-END (#)   FISCAL YEAR-END ($)
----                                     ---       --------   ------------   -------------------
Brad D. Greenspan..................     --           --         340,000          $1,020,000
Leland N. Silvas...................     --           --         825,000          $4,950,000
Charles Beilman....................     --           --          63,750          $  191,250
William R. Wagner..................     --           --         142,500          $  727,500
James Haiduck......................     --           --         170,000          $  510,000
Stephen D. Sellers.................     --           --         255,000          $  765,000

LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

    eUniverse does not have a long-term incentive plan under which named executive officers receive awards.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

    eUniverse does not have any defined benefit or actuarial plan under which benefits are determined primarily by final compensation (or average final compensation) and years of service.

DIRECTOR COMPENSATION

    Directors of eUniverse who are also employees or officers of eUniverse do not receive any compensation specifically related to their activities as directors, other than reimbursement for expenses incurred in connection with their attendance at Board of Directors meetings. For each year of service as a director, non-employee directors receive, upon becoming a director, options for 63,750 shares of the eUniverse's common stock, $.001 par value, at an exercise price equal to the fair market value or higher at time of grant., which vest after one year and expire ten years after the date of grant. Mr. Landies and Mr. Mosher received these options as non-employee directors during fiscal 2000. For each board meeting they attend, non-employee directors are reimbursed for their expenses incurred in connection with the meeting.

EMPLOYMENT AGREEMENTS

    As of April 14, 1999, eUniverse entered into an employment agreement with Leland Silvas, Chief Executive Officer and President. The contract with Mr. Silvas is for an initial term expiring April 30, 2000 and automatically renews for additional one-year periods unless terminated on three months notice. eUniverse may terminate Mr. Silvas' employment for cause and upon death or disability. Mr. Silvas may terminate his employment with eUniverse upon 45 days prior written notice in the event (1) any duty assigned to Mr. Silvas is inconsistent with his positions and the assignment continues for ten days; (2) eUniverse fails to pay for a period of ten days after the due date any compensation owed to Mr. Silvas; and (3) of any purported termination by eUniverse except for cause, death or disability. The Silvas contract stipulates an annual base salary of $200,000, to be reviewed annually, with a bonus opportunity of up to 50% of base salary upon achievement of goals determined by the Compensation Committee of the Board of Directors. eUniverse issued to Mr. Silvas 200,000 shares of common stock of eUniverse as partial consideration for entering into a letter agreement with Palisades Capital, Inc. as of January 21, 1999 in which he agreed to become CEO of eUniverse following the acquisition of CD Universe, Inc. and in consideration of consulting services performed on behalf of eUniverse prior to the date of the CD Universe acquisition. The letter agreement was subsequently superceded by the employment agreement. As additional consideration for his employment, commitment and consulting services, Mr. Silvas was granted to options to purchase 825,000 shares of common stock of eUniverse at an exercise of $3.00 per share, which options vest and become exercisable as follows: 91,667 of the options were immediately vested and fully exercisable on April 14, 1999 and 66,667 options vest and become exercisable on the 22nd of each July, October, January and April thereafter through January 22, 2002 or until Mr. Silvas is no longer employed by eUniverse. Upon a 50% or greater change in ownership control in eUniverse or a disposition of all or substantially all of the assets of eUniverse, all of the unvested stock options granted to Mr. Silvas vest immediately. As a member of the Compensation Committee, Mr. Silvas participates in reviewing his annual salary and setting his bonus, subject to the review and approval of the Board of Directors. Mr. Silvas provided notice of his intent to terminate his contract with eUniverse as Chief Executive Officer and President on June 6, 2000, effective as of July 21, 2000.

    As of April 5, 1999, eUniverse entered into an employment agreement with William R. Wagner, employing him as Chief Financial Officer of eUniverse. As of April 14, 1999, the Board of Directors of eUniverse also appointed Mr. Wagner as Vice President and Secretary of eUniverse. The contract with Mr. Wagner is for an indefinite term, subject to termination on three months notice, and stipulates an annual salary of $125,000. As additional consideration for his employment, Mr. Wagner was granted options to purchase 100,000 shares of common stock at an exercise price of $3.00 per share under the Stock Option Plan. These options vest in 1/12 increments every three months beginning July 5, 1999 until the earlier of April 6, 2002 or until Mr. Wagner is no longer employed by eUniverse. On June 15, 1999, Mr. Wagner was granted options to purchase 50,000 shares at an exercise price of $9.50 per share. These options were canceled and repriced on September 15, 1999. On September 15, 1999, Mr. Wagner was granted options to purchase 42,500 shares of common stock at an exercise price of $6.00 under the Stock Option Plan, which vest and become exercisable as follows:
14,167 one year from September 15, 1999 and 1/12 of the remaining option shares each quarter thereafter until all 42,500 option shares are vested or until Mr. Wagner is no longer employed by eUniverse. Upon a 50% or greater change in ownership control in eUniverse or a disposition of all or substantially all of the assets of eUniverse, all of the unvested stock options granted to Mr. Wagner vest immediately. On an annual basis, eUniverse reviews Mr. Wagner's performance and other relevant factors relating to salary, and at the time of the review, his salary may be increased as determined in the sole discretion of the Compensation Committee of the Board of Directors of eUniverse.

    eUniverse's subsidiary, CD Universe, Inc., entered into an employment contract with Mr. Beilman as of October 1, 1998 for an initial period of three years, subject to termination on ten days notice, and stipulates an annual compensation of $135,000. On September 15, 1999 Mr. Beilman was granted options to purchase 75,000 shares of common stock at an exercise price of $6.00 per share under the Stock Option Plan.

    Effective August 1, 1999, eUniverse entered into a contract with James Haiduck, Vice President of Sales. The contract with Mr. Haiduck is for an initial term of one year and stipulates an annual salary of $108,000 and options to purchase 170,000 shares of common stock at an exercise price of $6.00 per share. These options vest as follows: 14,167 vest on the last day of each January, April, July and October, commencing on October 31, 1999 and continuing until the first to occur of (i) all 170,000 of said options have vested, or (ii) Mr. Haiduck is no longer employed by eUniverse. Upon a 50% or greater change in ownership control in eUniverse or a disposition of all or substantially all of the assets of eUniverse, all of the unvested stock options granted to Mr. Haiduck vest immediately. On an annual basis, eUniverse reviews Mr. Haiduck's performance and other relevant factors relating to salary, and at the time of the review, his salary may be increased as determined in the sole discretion of the Compensation Committee of the Board of Directors of eUniverse. Mr. Haiduck's employment contract may be terminated by either party upon 30 days written notice.

    In conjunction with the acquisition of Big Network, eUniverse entered into an employment agreement with Mr. Stephen D. Sellers, Vice President of Business Development. The contract is for an initial term of 12 months from August 31, 1999, and stipulates an annual salary of $96,000. Mr. Sellers was granted options to purchase 255,000 shares at an exercise price of $6.00 per share. These vest in 1/12 increments every three months beginning December 16, 1999. On an annual basis, eUniverse reviews Mr. Sellers' performance and other relevant factors relating to salary, and at the time of the review, Mr. Sellers' salary may be increased as determined in the sole discretion of the Compensation Committee of the Board of Directors of eUniverse. eUniverse may terminate Mr. Sellers' employment for cause and upon death or disability. Mr. Sellers served as a director on the Board of Directors of eUniverse from December 7, 1999 to May 31, 2000.

REPORT ON REPRICING OF OPTIONS/SARS

    Options were granted at an exercise price of $9.50 per share upon the approval of eUniverse's full Board of Directors to Brad D. Greenspan, Charles Beilman and William R. Wagner on June 15, 1999 and to James Haiduck on June 17, 1999. Options were granted at an exercise price of $8.25 per share upon the approval of eUniverse's full Board of Directors to Stephen D. Sellers on August 31, 1999. These options held by these Named Executive Officers were repriced to $6.00 per share on September 15, 1999 due to a decrease in the fair market price of eUniverse's common stock, upon the approval of the full Board of Directors. Additionally, the number of options granted to Messrs. Greenspan, Beilman, Wagner, Haiduck and Sellers was decreased by 15%. The vesting terms remained the same, except that the effective date of the beginning of the vesting period was changed to September 15, 1999. See table entitled 'Option Grants in Last Fiscal Year' above summarizing options granted to each Named Executive Officer and vesting terms of such options.

                         10-YEAR OPTION/SAR REPRICINGS

                                                                                                LENGTH OF
                                    NUMBER OF                                                    ORIGINAL
                                    SECURITIES   MARKET PRICE                                  OPTION TERM
                                    UNDERLYING   OF STOCK AT      EXERCISE                     REMAINING AT
                                     OPTIONS       TIME OF      PRICE AT TIME   NEW EXERCISE     DATE OF
NAME                      DATE       REPRICED     REPRICING     OF REPRICING       PRICE        REPRICING
----                      ----       --------     ---------     ------------       -----        ---------
Brad D. Greenspan.....  9/15/1999    340,000        $6.00           $9.50          $6.00         9.75 yrs
Charles Beilman.......  9/15/1999     63,750        $6.00           $9.50          $6.00         9.75 yrs
William R. Wagner.....  9/15/1999     42,500        $6.00           $9.50          $6.00         9.75 yrs
James Haiduck.........  9/15/1999    170,000        $6.00           $9.50          $6.00         9.75 yrs
Stephen D. Sellers....  9/15/1999    255,000        $6.00           $9.50          $6.00         9.75 yrs

The market price at the close of 9/14/1999 was $6.00.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Prior to establishing the Compensation Committee, the Board of Directors as a whole performed the functions delegated to the Compensation Committee. No member of the Board of Directors or the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of eUniverse's Board of Directors or Compensation Committee.

REPORT OF COMPENSATION COMMITTEE

    Notwithstanding anything to the contrary set forth in any of eUniverse's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might affect future filings, including this Proxy Statement, the report of the Stock Option and Compensation Committee of eUniverse's Board of Directors set forth below, and the Stock Performance Graph set forth on page 11 in accordance with Securities Exchange Commission requirements, shall not be incorporated by reference into any such filings.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

GENERAL

    Decisions as to certain compensation of eUniverse's executive officers are made by the Compensation Committee of eUniverse's Board of Directors. At eUniverse's fiscal year end on March 31, 2000, the members of the Compensation Committee were Brad D. Greenspan, Leland N. Silvas, and Daniel Mosher.

COMPENSATION POLICIES

    The Compensation Committee's executive compensation policies are designed to attract and retain executives capable of leading eUniverse in a rapidly evolving Internet-based marketplace and to motivate such executives to maximize profitability and stockholder value. The Compensation Committee has designed eUniverse's executive compensation program with three components to achieve this objective -- base salary; equity participation under a stock awards plan; and benefits. The philosophy and operation of each component is discussed herein. The Compensation Committee does not use quantitative methods or mathematical formulas in setting any element of compensation. In determining each component of compensation, the Compensation Committee considers all elements of an executive officer's total compensation package, including insurance and other benefits.

    Base Salary. Base salaries for its executive officers are designed to attract and retain superior, high-performing individuals. As such, eUniverse believes its base salaries for executive positions are, and should be, equal to or greater than those of comparable Internet-based companies.

    Stock Awards Plan. The Compensation Committee believes strongly that stock ownership by management and stock-based performance compensation arrangements are beneficial in aligning management's and stockholders' interests in the enhancement of stockholders' return. To this end, the Compensation Committee grants to key executives stock options which generally vest under the 1999 Stock Awards Plan (i.e., become exercisable) over a three-year period following the date of grant as follows: 33 1/3% on the first anniversary; 1/12% each quarter thereafter. Options granted at the current market price to executives under eUniverse's 1999 Stock Awards Plan have a term of ten years from the date of grant, and subject to the above vesting restrictions, may be exercised at any time during such term. eUniverse's 1999 Stock Awards Plan (the '1999 Plan'), which is administered by the Compensation Committee, is to be submitted for approval by the stockholders at the 2000 Annual Meeting. Options were granted at an exercise price of $9.50 per share upon the approval of eUniverse's full Board of Directors to Brad D. Greenspan, Charles Beilman and William R. Wagner on June 15, 1999 and to James Haiduck on June 17, 1999. Options were granted at an exercise price of $8.25 per share upon the approval of eUniverse's full Board of Directors to Stephen D. Sellers on August 31, 1999. These options held by these Named Executive Officers were repriced to $6.00 per share on September 15, 1999 due to a decrease in the fair market price of eUniverse's common stock, upon the approval of the full Board of Directors. Additionally, the number of options granted to Messrs. Greenspan, Beilman, Wagner, Haiduck and Sellers was decreased by 15%. The vesting terms remained the same, except that the effective date of the beginning of the vesting period was changed to September 15, 1999. See table entitled 'Option Grants in Last Fiscal Year' above summarizing options granted to each Named Executive Officer and vesting terms of such options.

    Benefits. The benefits available to executive officers are the same as those afforded to all full-time employees. In general, they are the standard protection against financial catastrophe that can result from personal or family illness, disability, or death. eUniverse's medical, dental, and disability plans provide all employees with the protection and peace of mind necessary to devote their full attention to achievement of eUniverse's objectives.

CHIEF EXECUTIVE OFFICER COMPENSATION

    The Compensation Committee determined the components of Mr. Silvas' fiscal year 2000 compensation as follows:

    Base Salary. Mr. Silvas' base salary of $200,000 was not increased from the date he joined eUniverse, April 14, 1999.

    Stock Awards Plan. eUniverse issued to Mr. Silvas 200,000 shares of common stock of eUniverse as partial consideration for entering into a letter agreement with Palisades Capital, Inc. as of January 21, 1999 in which he agreed to become CEO of eUniverse following the acquisition of CD Universe, Inc. and in consideration of consulting services performed on behalf of eUniverse prior to the date of the CD Universe acquisition. The letter agreement was subsequently superceded by the employment agreement. As additional consideration for his employment, commitment and consulting services, Mr. Silvas was granted to options to purchase 825,000 shares of common stock of eUniverse at an exercise of $3.00 per share, which options vest and become exercisable as follows: 91,667 of the options were immediately vested and fully exercisable on April 14, 1999 and 66,667 options vest and become exercisable on the 22nd of each July, October, January and April thereafter through January 22, 2002 or until Mr. Silvas is no longer employed by eUniverse. Upon a 50% or greater change in ownership control in eUniverse or a disposition of all or substantially all of the assets of eUniverse, all of the unvested stock options granted to Mr. Silvas vest immediately. As a member of the Compensation Committee, Mr. Silvas participates in reviewing his annual salary and setting his bonus, subject to the review and approval of the Board of Directors. Mr. Silvas terminated his contract with eUniverse as Chief Executive Officer and President as of July 21, 2000.

    Benefits. Mr. Silvas was provided benefits under eUniverse's medical, dental, and disability plans consistent with those provided to other full-time employees.

OTHER EXECUTIVE OFFICERS

    The compensation plans of most of eUniverse's other executive officers,
including the persons listed in the Summary Compensation Table on page   ,
provide for a base salary, option grants under eUniverse's 1999 Stock Awards Plan, and access to eUniverse's standard employee benefit plans.

    SUBMITTED BY THE COMPENSATION COMMITTEE OF eUNIVERSE'S BOARD OF DIRECTORS:

    Brad D. Greenspan, Lee Silvas and Daniel Mosher.

                               PERFORMANCE GRAPH

    The following graph compares the yearly percentage change in eUniverse's cumulative total shareholder return on eUniverse's common stock to the cumulative total return index of the Nasdaq Stock Market for the period beginning April 14, 1999 to March 31, 2000. Motorcycle Centers had no operations prior to that so we believe that any stock performance data prior to April 14 would not be meaningful. The graph assumes that the value of the investment in the Company's common stock and the comparison index was $100 on April 14, 1999 and assumes the reinvestment of dividends. The Company has never declared a dividend on its common stock of the Company. The stock price performance depicted in the graph below is not necessarily indicative of future price performance.


                                    [GRAPH]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information as of July 20, 2000 with respect to the beneficial ownership of the Company's voting securities by the following individuals or groups: (a) each person who is known by eUniverse to own beneficially more than 5% of our common stock, (b) each Director of eUniverse, (c) each Named Executive Officer of eUniverse, and (d) all executive officers and Directors of eUniverse as a group.

                                                                 SHARES       PERCENTAGE
                                                              BENEFICIALLY   BENEFICIALLY
                  NAME OF BENEFICIAL OWNER                      OWNED(1)       OWNED(2)
                  ------------------------                      --------       --------
Brad D. Greenspan...........................................    7,841,000       36.4%
Charles Beilman.............................................    2,425,000       11.3%
Leland N. Silvas............................................      558,335(4)     2.6%
William R. Wagner...........................................       64,165(5)        *
James Haiduck...............................................       53,136(6)        *
Stephen D. Sellers..........................................      360,930(7)     1.7%
Gordon E. Landies...........................................      128,801(8)        *
Dan Mosher..................................................            0           *
Directors and Executive Officers as a Group.................   11,431,369       53.1%

---------

*  less than one percent.

(1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to the shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants or the conversion of shares of preferred stock into shares of common stock, are deemed outstanding in determining the number of shares beneficially owned by the person or group. We are treating our Series A Preferred Stock and common stock as voting securities because the holders of our Series A Preferred Stock have the right to vote their shares on an as converted basis. The address of each individual or group is 101 North Plains Industrial Plains Road, Wallingford, CT 06492.

(2) The 'Percentage Beneficially Owned' is calculated by dividing the 'Number of Shares Beneficially Owned' by the total outstanding shares of common stock including shares beneficially owned by the person with respect to whom the percentage is calculated.

(4) Includes 358,335 shares represented by options exercisable within 60 days.

(5) Consists entirely of shares represented by options exercisable within 60 days.

(6) Includes 6,437 shares issuable upon conversion of Series A Convertible Preferred Stock, 42,501 shares represented by options exercisable within 60 days, and 1,200 shares represented by warrants.

(7) Includes 42,501 shares represented by options exercisable within 60 days, and 1,200 shares represented by warrants.

(8) Includes 6,437 shares issuable upon conversion of Series A Convertible Preferred Stock, and 102,201 shares of common stock beneficially owned by Mr. Landies as co-trustee under the Barbara Landies Living Trust 8/27/96.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On April 14, 1999, eUniverse acquired all of the capital stock of CD Universe, Inc. for a total consideration of $1,915,000 in cash plus 2,425,000 shares of eUniverse common stock. The rights to acquire CD Universe were originally held by Palisades Capital, Inc., a private merchant bank owned and operated by Brad D. Greenspan. On February 11, 1999, Palisades assigned its rights to acquire CD Universe to Entertainment Universe for consideration of 8,061,000 shares of Entertainment Universe common stock, which were issued to Mr. Greenspan, making him the sole shareholder of Entertainment Universe. The assignment of the right to acquire CD Universe has been recorded on the books of Entertainment Universe at Palisades' historical cost pursuant to the accounting treatment for transfers of assets between entities under common control, as proscribed by APB 16. In connection with the reorganization between Motorcycle Centers and Entertainment Universe, those shares of Entertainment Universe common stock were exchanged for an equivalent number of shares of eUniverse's common stock. See 'Business -- General Development of Business' in Item 1 of
Part I of this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS.

    The following consolidated financial statements, and the related notes thereto, of eUniverse and the Report of Independent Auditors are filed as part of this Form 10-K.

                         INDEX TO FINANCIAL STATEMENTS

eUniverse, Inc. Financials..................................         F-1 - F-23
CD Universe, Inc. Financials................................        F-24 - F-33

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

                                     MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                      Certified Public Accountants

New York, New York
May 26, 2000

                                EUNIVERSE, INC.
                                 BALANCE SHEETS

                                                                       CD UNIVERSE   CD UNIVERSE
                                                          MARCH 31,     MARCH 31,     MARCH 31,
                                                            2000          1999          1998
                                                            ----     |    ----          ----
                                                                     |
                        ASSETS                                       |
Current Assets:                                                      |
    Cash and cash equivalents..........................  $ 2,323,087 | $   11,335     $ 267,214
    Accounts receivable, net of allowances for doubtful              |
      accounts of 78,214 and $0, respectively..........      994,364 |     92,938        --
    Inventory..........................................      431,714 |     22,647        23,877
    Due from Officers..................................      --      |    157,569         1,000
    Due from employees.................................      153,200 |     --            --
    Prepaid expenses and other current assets..........    2,350,559 |      9,629        43,031
                                                         ----------- | ----------     ---------
        Total Current Assets...........................    6,252,924 |    294,118       335,122
Furniture and equipment, less accumulated depreciation               |
  of $270,188, $83,052, and $36,900, respectively......    1,190,071 |    225,718       158,362
Goodwill, net of amortization of $2,287,420............   29,114,844 |     --            --
Other intangibles, net of amortization of $153,319,                  |
  $340, and $170, respectively.........................      911,212 |        510           680
Other Assets...........................................      309,393 |     --            --
                                                         ----------- | ----------     ---------
        Total assets...................................  $37,778,444 | $  520,346     $ 494,164
                                                         ----------- | ----------     ---------
                                                         ----------- | ----------     ---------
                                                                     |
    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                   |
Current liabilities:                                                 |
    Accounts payable...................................  $ 2,273,672 | $  828,718     $ 435,015
    Accrued liabilities................................    2,104,688 |    113,604        99,566
    Deferred Revenue...................................    2,653,412 |
    Due to affiliates..................................      --      |     30,000       110,395
    Due to officer.....................................      --      |    105,000        --
    Short-term portion of lease obligations............        8,158 |     --            --
                                                         ----------- | ----------     ---------
        Total Current Liabilities......................    7,039,930 |  1,077,322       644,976
                                                         ----------- | ----------     ---------
Long-term liabilities                                                |
Shareholders' equity (deficit):                                      |
    Preferred stock, $.10 par value; 40,000,000 shares               |
      authorized; 1,795,024 and -0- shares issued and                |
      outstanding, respectively........................      179,502 |     --            --
    Common stock, $.001 par value; 250,000,000 shares                |
      authorized; 17,630,422 issued and outstanding....       17,630 |      1,000         1,000
    Additional paid-in capital.........................   41,609,028 |     --            --
    Retained deficit...................................  (11,067,646)|   (557,976)     (151,812)
                                                         ----------- | ----------     ---------
        Total shareholders' equity.....................   30,738,514 |   (556,976)     (150,812)
                                                         ----------- | ----------     ---------
        Total liabilities and shareholders' equity.....  $37,778,444 | $  520,346     $ 494,164
                                                         ----------- | ----------     ---------
                                                         ----------- | ----------     ---------

   The accompanying notes are an integral part of these financial statements.

                                EUNIVERSE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED MARCH 31,
                                                      ------------------------------------------
                                                          2000          1999           1998
                                                          ----     |    ----           ----
                                                                   | CD UNIVERSE    CD UNIVERSE
                                                                   |
Revenue:                                                           |
    Products........................................  $  8,864,461 | $8,851,247    $   5,685,211
    Services........................................     2,069,737 |     --             --
                                                      ------------ | ----------    -------------
        Total revenue...............................    10,934,198 |  8,851,247        5,685,211
Cost of goods sold:                                                |
    Products........................................     8,153,179 |  7,507,751        4,709,528
    Services........................................       139,954 |     --             --
                                                      ------------ | ----------    -------------
        Total cost of goods sold....................     8,293,133 |  7,507,751        4,709,528
Gross profit:                                                      |
    Products........................................       711,282 |  1,343,496          975,683
    Services........................................     1,929,783 |     --             --
                                                      ------------ | ----------    -------------
        Total gross profit..........................     2,641,065 |  1,343,496          975,683
                                                      ------------ | ----------    -------------
Operating expenses:                                                |
    Marketing and sales (excludes stock-based                      |
      compensation of $379,006, $0, and $0,                        |
      respectively).................................     3,942,416 |  1,145,648        1,111,698
    Product development (excludes stock-based                      |
      compensation of $37,326, $0, and $0,                         |
      respectively).................................     2,222,176 |    282,270         --
    General and administrative (excludes stock-based               |
      compensation of $164,598, $0, and $0                         |
      respectively..................................     4,589,737 |    319,614         --
    Amortization of goodwill and other                             |
      intangibles...................................     2,440,080 |      1,168         --
    Stock-based compensation........................       580,930 |     --             --
                                                      ------------ | ----------    -------------
        Total operating expenses....................    13,775,339 |  1,748,700        1,111,698
                                                      ------------ | ----------    -------------
            Operating loss..........................   (11,134,274)|   (405,204)        (136,015)
Nonoperating income (expense):                                     |
    Interest income.................................        62,518 |        465         --
    Interest expense................................       --      |     (2,424)         (15,797)
    Loss allocated to minority interest.............         4,110 |     --             --
                                                      ------------ | ----------    -------------
        Loss before income taxes....................   (11,067,646)|   (407,163)        (151,812)
Income taxes........................................       --      |     --             --
            Net loss................................  $(11,067,646)| $ (407,163)   $    (151,812)
                                                      ------------ | ----------    -------------
                                                      ------------ | ----------    -------------
Basic and diluted loss per common share.............  $      (0.70)|        N/A              N/A
                                                      ------------ | ----------    -------------
                                                      ------------ | ----------    -------------
                                                                   |
Basic weighted average common shares outstanding....    15,765,108 |        N/A              N/A
                                                      ------------ | ----------    -------------
                                                      ------------ | ----------    -------------

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

                                EUNIVERSE, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED
                                                                        MARCH 31,
                                                         ----------------------------------------
                                                             2000          1999          1998
                                                             ----     |    ----          ----
                                                                      | CD UNIVERSE   CD UNIVERSE
                                                                      |
Operating Activities:                                                 |
    Net income (loss)..................................  $(11,067,646)|  $(406,164)    $(151,812)
    Transactions not requiring cash:                                  |
        Depreciation...................................       143,955 |     46,322        37,070
        Amortization...................................     2,440,038 |     --            --
        Write off of excess of purchase price over cost               |
          assigned to assets acquired..................       --      |     --            40,000
        Bad Debt Reserve...............................        59,039 |     --            --
        Common stock issued to employees...............       373,920 |     --            --
        Amortization of variable stock option issued to               |
          employees....................................       207,010 |     --            --
        Common stock issued to outside consultants.....       228,598 |     --            --
        Stock options and warrants issued to outside                  |
          consultants and affiliates...................       338,606 |
        Loss allocated to minority interest............        (4,110)|     --            --
    Changes in current assets..........................    (1,763,158)|    (58,306)      (66,908)
    Changes in current liabilities.....................     5,809,149 |    407,741       534,581
                                                         ------------ |  ---------     ---------
            Net Cash Used in Investing Activities......    (3,234,599)|    (10,407)      392,931
                                                         ------------ |  ---------     ---------
Investing Activities:                                                 |
    Acquisitions.......................................    (2,015,000)|     --            --
    Proceeds through acquisitions......................       330,983 |     --            --
    Proceeds through reverse acquisition...............       858,477 |     --            --
    Changes in other assets............................      (907,115)|     --           (40,850)
    Purchases of fixed assets..........................      (899,287)|   (113,508)     (195,262)
                                                         ------------ |  ---------     ---------
            Net Cash Used in Investing Activities......    (2,631,942)|   (113,508)     (236,112)
                                                         ------------ |  ---------     ---------
Financing Activities:                                                 |
    Proceeds from issuance of preferred stock..........     5,875,204 |     --            --
    Proceeds from issuance of common stock.............     2,505,000 |     --             1,000
    Payment to repurchase common stock.................       (20,000)|     --            --
    Financing costs....................................        (6,672)|     --            --
    Cash retained by affiliates........................       --      |     --           (19,558)
    Advance from officer...............................       --      |    150,000        --
    Repayment of advances from officer.................      (105,000)|    (45,000)       --
    Loan from affiliates...............................       --      |     30,000       110,395
    Repayment of loan from affiliates..................       (74,808)|   (110,395)       --
    Advance to officer.................................       --      |   (156,569)       (1,000)
    Receipt of advances to officer.....................       157,769 |
    Advances to Employees..............................      (153,200)|     --            --
                                                         ------------ |  ---------     ---------
            Net Cash Provided by Financing                            |
              Activities...............................     8,178,293 |   (131,964)       90,837
                                                         ------------ |  ---------     ---------
Change in Cash and Cash Equivalents....................     2,311,752 |   (255,879)      247,656
Cash and cash equivalents, beginning of period.........        11,335 |    267,214        19,558
                                                         ------------ |  ---------     ---------
Cash and Cash Equivalents at End of Period.............  $  2,323,087 |  $  11,335     $ 267,214
                                                         ------------ |  ---------     ---------
                                                         ------------ |  ---------     ---------
Cash Paid During the Year For:                                        |
    Interest Expense...................................  $    --      |  $   2,424     $  15,797
                                                         ------------ |  ---------     ---------
                                                         ------------ |  ---------     ---------
    Income taxes.......................................  $    --      |  $  --         $  --
                                                         ------------ |  ---------     ---------
                                                         ------------ |  ---------     ---------

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

                               CD UNIVERSE, INC.
                            STATEMENT OF OPERATIONS
                         FOR THE YEARS ENDED MARCH 31,

                                                                                    DIVISION OF
                                                                                PRIME SOFTWARE, INC.
                                                         1999         1998              1997
                                                         ----         ----    | --------------------
                                                                              |
                                                                              |
Revenue.............................................  $8,851,713   $5,685,211 | $          1,675,815
Cost of goods sold..................................   7,550,289    4,709,528 |            1,433,766
                                                      ----------   ---------- | --------------------
Gross profit........................................   1,301,424      975,683 |              242,049
Selling, general and administrative expenses........   1,708,601    1,111,698 |              434,203
                                                      ----------   ---------- | --------------------
Loss from operations................................    (407,177)    (136,015)|             (192,154)
Other income........................................       1,013      (15,797)|          --
                                                      ----------   ---------- | --------------------
Net loss............................................    (406,164)  $ (151,812)| $           (192,154)
                                                      ----------   ---------- | --------------------
                                                      ----------   ---------- | --------------------
Net loss per common share                                                     |
    Basic...........................................     (406.16)  $  (151.81)| $            (192.15)
                                                      ----------   ---------- | --------------------
                                                      ----------   ---------- | --------------------
    Diluted.........................................     (406.16)  $  (151.81)| $            (192.15)
                                                      ----------   ---------- | --------------------
                                                      ----------   ---------- | --------------------

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

                               CD UNIVERSE, INC.
                            STATEMENT OF CASH FLOWS
                          FOR THE YEARS ENDED MARCH 31

                                                                                   DIVISION OF
                                                                               PRIME SOFTWARE, INC.
                                                         1999        1998              1997
                                                         ----        ----    | --------------------
                                                                             |
                                                                             |
Cash Flows From Operating Activities:                                        |
    Net loss.........................................  $(406,164)  $(151,812)|      $(192,154)
    Adjustments to reconcile net loss to net cash                            |
      provided by (used in) operating activities                             |
    Depreciation and amortization....................     46,322      37,070 |       --
    Write off of excess of purchase price over cost                          |
      assigned to assets acquired....................     --          40,000 |       --
    Changes in certain assets and liabilities:                               |
        (Increase) in accounts receivable............    (92,938)     --     |       --
        Decrease (increase) in inventory.............      1,230     (23,877)|       --
        Decrease (increase) in prepaid expenses and                          |
          other current assets.......................     33,402     (43,031)|         (6,028)
        Increase in accounts payable and accrued                             |
          expenses...................................    407,741     534,581 |       --
                                                       ---------   --------- |      ---------
        Total cash provided by (used in) operating                           |
          activities.................................    (10,407)    392,931 |       (198,182)
                                                       ---------   --------- |      ---------
Cash Flows From Investing Activities:                                        |
    Increase in other assets.........................     --         (40,850)|       --
    Increase in property and equipment...............   (113,508)   (195,262)|         (6,500)
                                                       ---------   --------- |      ---------
        Total cash used in investing activities......   (113,508)   (236,112)|         (6,500)
                                                       ---------   --------- |      ---------
Cash Flows From Financing Activities:                                        |
    Sale of common stock.............................     --           1,000 |       --
    Cash retained by affiliate.......................     --         (19,558)|       --
    Increase in notes payable -- officer.............    150,000      --     |       --
    Repayment of notes payable -- officer............    (45,000)     --     |       --
    Loans from affiliates............................     30,000     110,395 |        224,240
    Repayment of loans from affiliates...............   (110,395)     --     |       --
    Loan to officer..................................   (156,569)     (1,000)|       --
                                                       ---------   --------- |      ---------
        Total cash provided by (used in) financing                           |
          activities.................................   (131,964)     90,837 |        224,240
                                                       ---------   --------- |      ---------
Net (decrease) increase in cash and cash                                     |
  equivalents........................................   (255,879)    247,656 |         19,558
Cash and cash equivalents -- beginning of year.......    267,214      19,558 |       --
                                                       ---------   --------- |      ---------
Cash and cash equivalents -- end of year.............  $  11,335   $ 267,214 |      $  19,558
                                                       ---------   --------- |      ---------
                                                       ---------   --------- |      ---------
Cash Paid During the Year For:                                               |
    Interest expense.................................  $     286   $  --     |      $--
                                                       ---------   --------- |      ---------
                                                       ---------   --------- |      ---------
    Income taxes.....................................  $  --       $  --     |      $--
                                                       ---------   --------- |      ---------
                                                       ---------   --------- |      ---------

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2000.

                                          eUNIVERSE, INC.

                                          By        /s/ BRAD D. GREENSPAN
                                              ..................................

                                                      BRAD D. GREENSPAN
                                             CHAIRMAN OF THE BOARD OF DIRECTORS
                                               ACTING CHIEF EXECUTIVE OFFICER

    Under the requirements of the Securities Act of 1934, this Form 10-K has been signed on July 31, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

By        /s/ WILLIAM R. WAGNER
     ............................
         WILLIAM R. WAGNER
      CHIEF FINANCIAL OFFICER
   (PRINCIPAL EXECUTIVE OFFICER,
   PRINCIPAL FINANCIAL OFFICER AND
   PRINCIPAL ACCOUNTING OFFICER)

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
10.23    -- Engagement Letter by and among Gerard Klauer Mattison &
           Co., Inc. by Entertainment Universe, Inc. and Brad
           Greenspan, dated February 24, 1999.(6)
10.24    -- Indemnification Agreement by Entertainment Universe, Inc.
           and Brad Greenspan in favor of Gerard Klauer Mattison &
           Co., Inc., dated February 24, 1999.(6)
10.25    -- eUniverse, Inc. 1999 Stock Awards Plan.(6)
10.26    -- Online Partner Agreement between CD Universe, Inc. and
           Accessio.com Inc., regarding US-Style, dated November 5,
           1998.(1)
10.27    -- Employment Agreement by and between eUniverse, Inc. and
           Martin Hamilton, dated as of October 25, 1999. Mr. Martin
           terminated his employment on March 2, 2000 to pursue other business opportunities.(1)
10.28    -- Web Advertising Agreement by and between eUniverse, Inc.
           and Mpath Interactive, Inc., dated as of August 13, 1999
           and terminated as of February 1, 2000. Portions of
           Exhibit 10.28 have been omitted pursuant to a request for
           confidential treatment, which was granted by the SEC.(2)
10.29    -- eUniverse, Inc. Common Stock Purchase Warrant to Gerard
           Klauer Mattison & Co., Inc., dated April 14, 1999.(1)
10.30    -- Asset Purchase Agreement by and between eUniverse, Inc.
           and Scott Smith d/b/a Pokemonvillage.com and Quake City
           Gaming Network, dated as of February 1, 2000.(3)
10.31    -- Letter agreement by and among eUniverse, Inc. Take-Two
           Interactive Software, Inc. and Falcon Ventures
           Corporation, dated as of February 2, 2000.(3)
10.32    -- Employment Agreement by and between eUniverse, Inc. and
           William R. Wagner dated as of April 5, 1999.(3)
10.33    -- Letter Agreement by and between eUniverse, Inc. and
           Christian Walter d/b/a Justsaywow.com dated February 20,
           2000.(4)
10.34    -- Lease by and between Hamms Building Associates and Falcon
           Ventures Corp., dated as of July 27, 1999.(5)
10.35    -- eUniverse, Inc. Common Stock Purchase Warrant to Michael
           Zaroff, dated December 10, 1999.(5)
10.36    -- eUniverse, Inc. Common Stock Purchase Warrant to Bob
           Agriogianis, dated December 10, 1999.(5)
10.37    -- eUniverse, Inc. Common Stock Purchase Warrant to Mark
           Bergman, dated January 15, 2000.(5)
10.38    -- eUniverse, Inc. Common Stock Purchase Warrant to Mark
           Bergman, dated February 15, 2000.(5)
10.39    -- Stock Option Agreement by and between eUniverse, Inc. and
           Charles Beilman, dated as of January 26, 2000.(5)
10.39.01 -- First Amendment to Stock Option Agreement by and between
           eUniverse, Inc. and Charles Beilman, dated as of
           March 31, 2000.(5)
10.39.02 -- Second Amendment to Stock Option Agreement by and between
           eUniverse, Inc. and Charles Beilman, dated as of May 31,
           2000.(6)
10.39.03 -- Third Amendment to Stock Option Agreement and Escrow
           Agreement by and among eUniverse, Inc., Charles Beilman
           and Martin, Gasparrini & Chioffi, LLP, dated as of
           June 16, 2000.(6)
10.40    -- Letter agreement between eUniverse, Inc. and former
           shareholders of The Big Network, Inc. which provides
           eUniverse, Inc. with the right to purchase a minimum of
           500,000 shares of eUniverse, Inc. common stock from former shareholders of The Big Network, Inc. (the 'Big Network
           Buyout Agreement'), the closing of which shall occur on or before April 24, 2000.(5)
10.40.01 -- First Amendment providing for extension of closing date of the Big Network Buyout Agreement to May 5, 2000.(7)
10.40.02 -- Second Amendment providing for extension of closing date of the Big Network Buyout Agreement to May 19, 2000.(7)
10.40.03 -- Third Amendment providing for extension of closing date of the Big Network Buyout Agreement to May 26, 2000.(7)
10.41    -- eUniverse, Inc. Common Stock Purchase Warrant to Salomon
           Grey Financial Corporation, dated March 14, 2000
           (terminated).(5)
10.42    -- eUniverse, Inc. Common Stock Purchase Warrant to Salomon
           Grey Financial Corporation, dated March 14, 2000
           (terminated). (5)
10.43    -- Agreement by and between eUniverse, Inc. and Take-Two
           Interactive Software, Inc., dated as of March 16, 2000,
           providing for account marketing services.(5)

EXHIBIT
 NUMBER                   EXHIBIT TITLE/DESCRIPTION
 ------                   -------------------------
10.44    -- Agreement by and between eUniverse, Inc. and Take-Two
           Interactive Software, Inc., dated as of March 16, 2000,
           providing for programming services.(5)
10.45    -- Letter agreement by and among eUniverse, Inc. and Erik
           MacKinnon and Dan Barnes d/b/a Dustcloud Media, dated
           March 29, 2000.(6)
10.46    -- Form of Warrant issued to certain eUniverse preferred
           shareholders on February 2, 2000.(7)
21.01    -- Subsidiaries of eUniverse, Inc.(5)
27.01    -- Financial Data Schedule(7)

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

(7) Incorporated by reference to eUniverse's Form 10-K filed on July 14, 2000.