Form 10-Q
period 2000-06-30
EUNIVERSE INC
filed 2000-08-14
CIK 1088244

    As filed with the Securities and Exchange Commission on August 14, 2000
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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

         As of June 30, 2000, there were 17,789,100 shares of eUniverse, Inc. common stock, $.001 par value outstanding.

                                 eUNIVERSE, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (Unaudited) . . . . . . . . . . . . . . . . . . . . .     3

       Balance sheets, June 30, 2000 and March 31, 2000 . . . . . . . . . . . . . . . .     3

       Consolidated Statements of Operations, for the three months ended
       June 30, 2000 and June 30, 1999. . . . . . . . . . . . . . . . . . . . . . . . .     4

       Statements of cash flows, for the three months ended June 30, 2000 and
       June 30, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .     5

       Notes to financial statements . . . . . . . . . . . . . . . . . . . . . .. . . .     6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION . . . . . . . . . . . . . . . . . .    12

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK .. . . . . . . . . . . . . . . . . . . . . . . . .. . . .    16

PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . .    16

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 eUNIVERSE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                       June 30,           March 31,
                                                                         2000               2000
                                                                         ----               ----
                                                                      Unaudited
ASSETS
CURRENT ASSETS
     Cash and cash equivalents ..............................      $     28,751       $  2,323,087
     Accounts receivable, net of allowances for
        doubtful accounts of 78,214 and $78,214, respectively         1,590,911            994,364
     Inventory ..............................................           333,192            431,714
     Due from employees .....................................           153,200            153,200
     Prepaid expenses and other current assets ..............         2,594,166          2,350,559
                                                                   ------------       ------------
                                         Total Current Assets         4,700,220          6,252,924

FURNITURE AND EQUIPMENT, less accumulated depreciation
        of $341,889, and $270,188 respectively ..............         1,259,991          1,190,071

GOODWILL, net of amortization of
        $3,121,508 and $2,287,420 respectively ..............        28,941,486         29,114,844

OTHER INTANGIBLES, net of amortization of
        $209,070 and $153,319, respectively .................           921,961            911,212

Other Assets ................................................           486,175            309,393
                                                                   ------------       ------------
           TOTAL ASSETS .....................................      $ 36,309,833       $ 37,778,444
                                                                   ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable .......................................      $  2,665,733       $  2,273,672
     Accrued liabilities ....................................         2,299,202          2,104,688
     Accrued advertising ....................................         2,157,595          2,653,412
     Notes payable ..........................................         1,250,000               --
     Short-term portion of lease obligations ................             6,758              8,158
                                                                   ------------       ------------
                                    Total Current Liabilities         8,379,288          7,039,930
                                                                   ------------       ------------

LONG-TERM LIABILITIES

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.10 par value; 40,000,000 shares
        authorized;  1,782,524 and 1,795,024 shares
          issued and outstanding, respectively ..............           178,252            179,502
     Common stock, $.001 par value; 250,000,000 shares
       authorized; 17,792,822 and 17,630,422 shares
          issued and outstanding, respectively ..............            17,793             17,630
     Additional paid-in capital .............................        42,411,732         41,609,028
     Retained deficit .......................................       (14,677,232)       (11,067,646)
                                                                   ------------       ------------
                                   Total Shareholders' Equity        27,930,545         30,738,514
                                                                   ------------       ------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......      $ 36,309,833       $ 37,778,444
                                                                   ============       ============

   The accompanying notes are an integral part of these financial statements.

                                 eUNIVERSE, INC.

                      COSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                      Three Months Ended
                                                                           June 30,
                                                               -------------------------------
                                                                    2000               1999
                                                                    ----               ----
REVENUE:
    Products ............................................       $ 3,030,553        $ 1,964,554
    Services ............................................         2,803,993             70,400
                                                                -----------        -----------
TOTAL REVENUE ...........................................         5,834,546          2,034,954

COST OF GOODS SOLD
    Products ............................................         3,018,690          1,651,189
    Services ............................................           573,482              8,652
                                                                -----------        -----------
TOTAL COST OF GOODS SOLD ................................         3,592,172          1,659,841

GROSS PROFIT
    Products ............................................            11,863            313,365
    Services ............................................         2,230,511             61,748
                                                                -----------        -----------
TOTAL GROSS PROFIT ......................................         2,242,374            375,113

OPERATING EXPENSES:
    Marketing and sales (excludes stock-based
      compensation of $(2,935) and $5,402, repectively ..         2,855,471            436,726
    Product development (excludes stock-based
      compensation of $(19,656) and $6,218, repectively .         1,166,374             81,014
    General and administrative (excludes
      compensation of $(164,598) and $255, repectively ..         1,118,341            772,434
    Amortization of goodwill
      and other intangibles .............................           889,839            322,719
    Stock-based compensation ............................          (187,189)            11,875
                                                                -----------        -----------
TOTAL OPERATING EXPENSES ................................         5,842,836          1,624,768
                                                                -----------        -----------
                                           OPERATING LOSS        (3,600,462)        (1,249,655)

NONOPERATING INCOME (EXPENSE)
    Interest and dividend income ........................             5,303              7,049
    Interest expense ....................................           (14,427)              --
                                                                -----------        -----------
                                 LOSS BEFORE INCOME TAXES        (3,609,586)        (1,242,606)

INCOME TAXES ............................................              --                 --
                                                                -----------        -----------
                                                 NET LOSS       $(3,609,586)       $(1,242,606)
                                                                ===========        ===========
Basic loss per common share .............................       $     (0.20)       $     (0.10)
                                                                ===========        ===========
Basic weighted average common
 shares outstanding .....................................        17,744,336         12,221,900
                                                                ===========        ===========

               See accompanying notes to the financial statements
                                 eUNIVERSE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                          June 30,
                                                                   2000              1999
                                                                   ----              ----
OPERATING ACTIVITIES
    Net loss ............................................      $(3,609,586)      $(1,242,606)

    Transactions not requiring cash:
       Depreciation .....................................           71,701            19,354
       Amortization .....................................          889,839           309,981
       Common stock issued to employees .................             --              11,875
       Amortization of variable stock
           option issued to employees ...................         (207,011)             --
       Stock options and warrants issued to
           outside consultants and affiliates ...........          149,327
    Changes in current assets ...........................         (820,217)         (185,050)
    Changes in current liabilities ......................          317,014            88,547
                                                               -----------       -----------
                    NET CASH USED IN OPERATING ACTIVITIES       (3,208,933)         (997,899)
                                                               -----------       -----------

INVESTING ACTIVITIES
    Acquisitions ........................................             --          (1,915,000)
    Proceeds through acquisitions .......................             --              37,214
    Proceeds through reverse acquisition ................             --             858,477
    Changes in other assets .............................         (201,782)             --
    Purchases of fixed assets ...........................         (141,621)          (68,118)
                                                               -----------       -----------
                    NET CASH USED IN INVESTING ACTIVITIES         (343,403)       (1,087,427)
                                                               -----------       -----------

FINANCING ACTIVITIES
    Proceeds from issuance of preferred stock ...........             --           5,875,204
    Proceeds from issuance of common stock ..............             --             505,000
    Proceeds from issuance of warrants ..................            8,000              --
    Payment to repurchase common stock ..................             --             (20,000)
    Financing costs .....................................             --              (6,672)
    Repayment of advances from officer ..................             --            (105,000)
    Repayment of loan from affiliates ...................             --             (30,000)
    Proceeds from Short term notes ......................        1,250,000              --
    Receipt of advances to officer ......................             --             157,769
    Advances to Employees ...............................             --            (153,200)
                                                               -----------       -----------
                NET CASH PROVIDED BY FINANCING ACTIVITIES        1,258,000         6,223,101
                                                               -----------       -----------

CHANGE IN CASH AND CASH EQUIVALENTS .....................       (2,294,336)        4,137,775
Cash and cash equivalents,
    beginning of period .................................        2,323,087            11,335
                                                               -----------       -----------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD ....................................      $    28,751       $ 4,149,110
                                                               ===========       ===========

CASH PAID DURING THE YEAR FOR:
    Interest Expense ....................................      $      --
                                                               ===========       ===========
    Income taxes ........................................      $      --         $      --
                                                               ===========       ===========

    The accompanying notes are an integral part of these financial statements

                                 EUNIVERSE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)


(1) ORGANIZATION AND LINE OF BUSINESS

     eUniverse, Inc. (the "Company") is a Nevada Corporation engaged in developing and operating a network of web sites providing entertainment-oriented products and services. At present the Company is engaged in sales of audio CDs, videotapes (VHS), and digital videodisks ('DVDs') over the Internet, providing online games, offering advertising on its network of web sites, and, to a limited extent, website development for third parties. The Company conducts operations from facilities located in Wallingford, CT, San Francisco and Los Angeles, CA and Mount Vernon, WA. The financial statements being presented include the accounts of eUniverse, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.


(2) ACCOUNTING POLICIES

     In the opinion of the management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the Company's balance sheet, results of operations and cash flows for the periods presented. The results of the operations for the quarter ended June 30, 2000 may not be indicative of the total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with audited financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. The Company also maintains a partner program whereby partners provide links on their web-sites that bring customers to the CD Universe web-site. Revenue generated from these linked sites is recognized upon shipment of the products. The partner receives a commission of 5% to 15% of sales of the Company's products that originate from the site, recognized as a selling expense concurrent with the sale. Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given. Barter revenue and the related advertising is recorded based on impressions delivered and received with the difference recorded as an advance or prepaid. During the quarter ended June 30, 2000, the Company recorded $115,255 as bartered advertising revenue. Additionally, the Company derives revenue from the sale of advertisements. Advertising, membership and sponsorship revenue is recognized as earned. Returns are provided for based on reasonable estimates of future returns.

ADVERTISING COSTS

     Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the quarters ended June 30, 2000 and 1999 advertising expense amounted to $1,133,313 and $51,866, respectively.

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

     Securities that could potentially dilute basis earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been antidilutive are as follows:

                                                        June 30
                                                   2000          1999
                                                  ------        ------
         Warrants.............................   1,121 207        671,865
         Options .............................   4,057,094      2,865,000
                                                ----------     ----------
         Total   .............................   5,178,301      3,536,865
                                                ==========     ==========



 (3) NON-CASH FINANCIAL ACTIVITIES

Stock issued in acquisition of Dustcloud.com (1)                           $ 150,000
Additional stock issued in acquisition of Gamers Alliance                    103,513
Additional stock issued in acquisition of The Big Network (1)                552,230
Stock issued to employees, 16,653 shares                                     124,139
Additional warrants issued to preferred shareholders                           4,168
Reversal of amortization of variable stock options issued to employees      (207,011)
Stock options issued in connection with services performed                    45,531
Stock options issued in connection with Affiliate                            205,081

(1) On April 2, 2000, the Company acquired Dustcloud.com ("Dustcloud") for a purchase price of up to $300,000. The Company issued 23,668 common shares totaling $150,000 at closing. Additional consideration of up to $150,000 of common stock may be paid over the next twelve months, based on the attainment of certain performance goals. In consideration of their continued employment, the Company also issued to each of Dustcloud's two employees options to purchase 50,000 shares of common stock. The options have an exercise price of $6.50 and vest over three years. The entire operating results of Dustcloud for the quarter ended June 30, 2000 are reflected in the financial statements being presented

(2) On June 2, 2000, the Company completed its acquisition of the remaining 5 percent of capital stock of The Big Network, Inc. by issuing an additional 90,160 shares of its common stock valued at $6.125 (market price at the original acquisition date).


(4) FIXED ASSETS

     Fixed assets, at cost, consist of the following:

                                                           June 30, 2000      March 31, 2000
                                                          ---------------     --------------
Furniture and fixture.................................     $   59,672          $    59,672
Computers and equipment...............................      1,234,079            1,098,907
Purchased software....................................        259,586              253,137
Leasehold improvements................................         48,543               48,543
                                                            -----------         -----------
                                                            1,601,880            1,460,259
Less accumulated depreciation and amortization........        341,889              270,188
                                                            -----------         -----------
     Fixed assets, Net................................     $1,259,991          $ 1,190,071
                                                            ===========         ===========

Accumulated amortization of purchased software as of June 30, 2000 and 1999 was $45,723 and $650, respectively. Depreciation expense for the reporting periods were as follows:

                                                      Three Months Ended
                                                            June 30,
                                                       2000           1999
                                                      ------         ------
Depreciation expense..........................       $71,701        $19,354


(5) OTHER INTANGIBLES

     Other Intangibles consist primarily of the purchase price of web sites acquired:

                                                          June 30, 2000      MARCH 31, 2000
                                                        ------------------   --------------
Domain names........................................        $ 723,958            $ 657,458
Customer lists......................................          400,000              400,000
Other...............................................            7,073                7,073
                                                            ---------            ---------
                                                            1,131,031            1,064,531
Less accumulated amortization........................         209,070              153,319
                                                            ---------            ---------
Other Intangible, Net................................       $ 921,961            $ 911,212
                                                             ========            =========



(6) MAJOR VENDORS

     Traditionally, the Company has purchased approximately 80% of its merchandise from one vendor. The Company is in the process of diversifying its sources for product procurement. As of June 30, 2000, four major vendors were owed a total of $937,000, distributed almost evenly, which are being paid through August 2000.


(7) NOTES PAYABLE

On April 26, 2000, the Company received $1,000,000 pursuant a promissory note. This note bears an interest rate of 8% per year and is payable July 26, 2000. Also, on May 31, 2000, the Company received $250,000 pursuant a promissory note bearing an annual interest rate of 6% and payable on August 31, 2000.


(8) COMMITMENTS AND CONTINGENCIES

     a) The Company has entered into several agreements to share revenues with individuals independent of the company. These individuals have provided the Company with computer games, which the Company has been operating on its web sites. The individuals have granted the Company usage of the computer games for up to a 25% royalty of advertising revenue generated from the usage of the game on the Company's web sites. As of June 30, 2000, the Company has no material liabilities or expenses due under these agreements.

     b) The Company leases office space under non-cancelable operating lease agreements that expire within the next three years. Future minimum lease payments under these non cancelable operating leases are as follows:

                                                              March 31,
                                                             ----------
2001......................................................   $1,032,590
2002......................................................      848,905
2003......................................................      438,130
2004......................................................      165,600



     Rent expense for the reporting periods were as follows:


                                               Three Months Ended
                                                     June 30,
                                                 2000      1999
                                                ------    ------
Rent expense................................   $101,281   $29,250



     c) On December 9, 1999, The Isosceles Fund Limited, a Bahamian corporation ('Isosceles'), filed suit in the Superior Court of California against the Company, Brad Greenspan (the Company's chairman), Gerard Klauer Mattison & Co., Inc. ('GKM') and ten unnamed individuals seeking damages based on (i) breach of an alleged subscription agreement between Isosceles and the Company to purchase common stock of eUniverse, (ii) breach of an implied covenant of good faith and fair dealing in connection with the alleged subscription agreement, and (iii) intentional interference with the alleged subscription agreement by GKM and ten unnamed individuals. With respect to each count of the cause of action, Isosceles has claimed damages of $1,750,000. Isosceles has also requested that the court award exemplary and punitive damages, interest, costs of suit and such other relief as the court may deem fair, just, equitable and proper. The Company believes the allegations in the complaint are without merit and will defend the suit vigorously.

     d) In December, 1999, The Company was contacted by a person claiming to possess CD Universe customer information and demanding compensation in return for not posting the information on the Internet. The FBI was immediately contacted and an investigation was initiated. The Company learned on Saturday January 8, 2000 that customer data was posted on the Internet and immediately notified the FBI, which caused the site to be shut down the same day.

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


(9) STOCK BASED COMPENSATION

     The following table presents the amount of stock-based compensation that would have been recorded under the following income statement categories if the stock-based compensation had not been separately stated in the financial statements.

                                                    Three Months Ended
                                                         June 30,

                                                    2000         1999
                                                    ----         ----
Marketing and Sales.............................  $(2,935)       $ 5,402

Product Development.............................  (19,656)         6,218
General and Administrative...................... (164,598)           255
                                                  --------      --------
     Total stock based compensation............. $(187,189)     $ 11,875
                                                  ========      ========

(10) SEGMENTED DISCLOSURES

     The following table represents segmented reporting for the three months period ending June 30, 2000 and 1999

                                                           PRODUCT   SERVICES   CORPORATE    TOTAL
                                                           -------   --------   ---------    -----
(000'S)
THREE MONTHS ENDED JUNE 30, 2000:
Revenue.................................................  $ 3,031    $ 2,804      $  --     $ 5,835

Operating loss..........................................   (1,958)      (804)      (838)     (3,600)
Net interest income and expense.........................                            (9)         (9)
                                                           -------    -------    -------    -------
Pre tax loss............................................   (1,958)      (804)      (847)     (3,609)
Net loss................................................   (1,958)      (804)      (847)     (3,609)
Assets..................................................   11,362     21,138      3,809      36,309
Depreciation and amortization...........................    1,560      2,065         47       3,672
Fixed assets additions..................................       35        107         --         142

THREE MONTHS ENDED JUNE 30, 1999:
Revenue.................................................    1,965         70         --       2,035

Operating loss..........................................     (679)      (103)      (468)     (1,250)
Net interest income and expense.........................                              7           7
                                                           -------    -------    -------    -------
Pre tax loss............................................     (679)      (103)      (461)     (1,243)
Net loss................................................     (679)      (103)      (461)     (1,243)
Assets..................................................   10,050      8,415      4,417      22,882
Depreciation and amortization...........................      368         67         15         450
Fixed assets additions..................................      368         67         15         450


     Significant reconciling items in the corporate columns are as follows:

THREE MONTHS ENDED JUNE 30, 2000:
Operating loss:     Professional fees $201; Compensation $242; Consulting $103;
                             Investor and public relations $115; Stock based
                             compensation ($187).

Assets:             Prepaid Expense $2,260; Goodwill and other
                             intangible $326; Deposits and other assets $431.

THREE MONTHS ENDED JUNE 30, 1999:
  Operating loss:     Professional fees $95; Compensation $100;
                               Investor and public relations $96;

  Assets:             Cash $4,154; Other intangible assets $120.


     Management has chosen to organize the enterprise around differences in products and services. Products include audio CDs, videotapes, and digital videodisks. Services include advertising, membership and sponsorship revenue. All revenues recorded are from external customers.


(11) Going Concern Issue

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses and negative cash flows from operations since its inception. The Company currently has minimal cash reserves and working capital surplus to fund its operations and its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations. Since June 30, 2000 the Company received short term loans of $0.93 million from new investors. The cash was used principally to finance working capital requirements.

Management intends to raise working capital through additional equity and/or debt financings in the upcoming year. The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to obtain and ship products sold to consumers, the rejection of the Company's services by Internet consumers or advertisers, the inability of the Company to maintain and increase the levels of traffic on its websites, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan and obtain additional equity and/or debt financing, certain assets may not be recoverable.

(12) SUBSEQUENT EVENTS

Subsequent to June 30, 2000 the Company:


o    The maturity date of a $1,000,000 promissory note dated April 26, 2000 (see
     Note 8) extended from July 26, 2000 to August 25, 2000. The notes bears interest at the rate of 8% per year and is secured by the personal guarantee of the Company's Chairman.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for the current quarter reflect the consolidated operations of eUniverse, including CD Universe, the predecessor company, Case's Ladder, Gamer's Alliance, Big Network and Falcon Ventures. Results for the comparable period in 1999 include only those of CD Universe and Case's Ladder (since May 31, 1999). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS -- QUARTER ENDED JUNE 30, 2000 VS. 1999

NET SALES

     Net product sales include the selling price of music, video, games and other products sold by the Company, net of returns, as well as outbound shipping and handling charges. Net service sales include advertising, sponsorship and membership revenues.


                                        QUARTER ENDED
                                           JUNE 30,
                                  --------------------------
                                   2000     1999    % CHANGE
                                   ----     ----    --------
                                   (IN THOUSANDS)
Net sales
     Products...................  $3,031   $1,965       54%
     Services...................  $2,804   $   70       NA


     For the quarter ended June 30, 2000, total revenues increased nearly 187% or $3.8 million. Product revenues increased significantly over the prior year as a result of strong DVD and video sales reflecting the acquisitions of Falcon Ventures (DVD Wave) and MegaDVD. As a result of competitive factors, these sales are deeply discounted and have adversely affected margins. Service revenues, principally advertising, grew to represent 48% of revenues and had a positive effect on gross margins. Revenues include barter advertising where we exchange banner and other ad impressions on our sites for similar quantities on our barter partner's sites. Barter revenues represented 2.0% of revenues for the quarter. The company had no barter transactions for the prior year. All sales from services were attributable to acquisitions made during the prior year. We expect that advertising revenues will continue to grow as a result of our emphasis in this area as well as realizing the full period effect of the acquisitions to date.

GROSS PROFIT

     Gross profit is calculated as net sales less the cost of sales, which consists of the cost of merchandise sold to customers and inbound and outbound shipping costs.


                                        QUARTER ENDED
                                           JUNE 30,
                                  --------------------------
                                   2000     1999    % CHANGE
                                   ----     ----    --------
                                   (IN THOUSANDS)
Gross Profit
     Products..................  $   12     $313      (96%)
     Percentage of sales.......     0.4%    16.0%

     Services..................  $2,231     $ 62       NA
     Percentage of sales.......    79.5%    87.7%


     For the quarter ended June 30, 2000, combined gross profit increased as a percentage of net sales to 38% from 18% and in absolute dollars to $2.2 million from $376 thousand over the same periods in 1999, reflecting a change in the mix of sales to include advertising and membership revenues as noted above. Gross margins on product sales decreased during the current quarter as a result of the significant discounting in DVD's that depressed the profit margin on products to 0.4%, down from 16% in the prior year. Gross margin percentages on advertising revenues of 80% are substantially higher. The Company over time intends to improve its product sales margins by reviewing our pricing across all lines. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. However, the Company over time will continue to focus on increasing advertising revenue particularly for the gamers community and funpage sites and thus improve margins.

MARKETING AND SALES

     Marketing and sales expenses consist primarily of fulfillment costs, advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. Fulfillment costs include the cost of operating and staffing the distribution and customer service center.


                                        QUARTER ENDED
                                           JUNE 30,
                                  --------------------------
                                   2000     1999    % CHANGE
                                   ----     ----    --------
                                   (IN THOUSANDS)
Marketing and Sales..............$2,855      $437        554%
Percentage of sales..............  48.7%     21.5%


     Marketing and sales expenses increased during the quarter ended June 30, 2000 due to factors principally related to the acquisitions during the latter part of the prior year. For the three months, costs in the services segment, representing the acquired companies, accounted for $1,863 thousand of the $2,368 thousand increase. Payroll was $368 thousand, advertising $996 thousand, consulting and other services were $167 thousand and facilities were $125 thousand. Comparatively in the product segment total costs, due principally to volume increases, increased $694 thousand. Processing and fulfillment costs increased $310 thousand, payroll increases were $249 thousand, partner commissions were higher by $49 thousand and advertising and promotion $94 thousand. The Company intends to continue its branding and marketing campaigns and increases in sales will drive increases in fulfillment costs. As a result, the Company continues to expect marketing and sales expenses to increase significantly in absolute dollars.

PRODUCT DEVELOPMENT

     Product development expenses consist of payroll and related expenses for developing and maintaining the Company's web sites and supporting technology.


                                        QUARTER ENDED
                                           JUNE 30,
                                  --------------------------
                                   2000     1999    % CHANGE
                                   ----     ----    --------
                                   (IN THOUSANDS)
Product Development............. $1,166     $ 81       1340%
Percentage of sales.............  20.0%      4.0%

     Product development costs increased as a result of increased payroll and related expense due to inclusion of the results for Case's Ladder, Gamer's Alliance, Big Network and Falcon Ventures. The $1.1 million increase for the quarter came from $36 thousand in payroll related costs and $370 thousand in outside services related to the product segment and the remainder from increases related to the acquisitions and corporate site development and integration. Of this $665 thousand, $400 thousand was in payroll related costs, $219 thousand was in facilities and internet fees and the remaining $45 thousand in outside services. The company intends to create a tighter structure amongst its sites and design new sites that will drive increased expenses.

GENERAL AND ADMINISTRATIVE

     General and administrative ('G&A') expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses.


                                        QUARTER ENDED
                                           JUNE 30,
                                  --------------------------
                                   2000     1999    % CHANGE
                                   ----     ----    --------
                                   (IN THOUSANDS)
General and administrative.. ....$1,118     $772       45%
Percentage of sales..............  19.2%    38.0%

     Increases in G&A costs are primarily attributable to increased infrastructure costs associated with the Company's expansion efforts during the balance of the last fiscal year. These include payroll $77 thousand, professional consulting services $69 thousand and other increases of $135 thousand consisted of office and facility expense categories. The company expects G&A costs to continue to increase commensurate with its expansion plans.

AMORTIZATION OF INTANGIBLES


                                            QUARTER ENDED
                                               JUNE 30,
                                        ---------------------
                                        2000             1999
                                        ----             ----
                                            (IN THOUSANDS)
Amortization of intangibles............ $890           $323

     The current period charges reflect the stock acquisitions of CD Universe, Case's Ladder, Gamer's Alliance, Big Network, Pokemon Village and Falcon Ventures and the asset acquitions of Funone and Dustcloud. It is likely that the Company will continue to expand its business through acquisitions and investments, which will cause amortization costs to increase.

STOCK-BASED COMPENSATION

     Stock-based compensation is comprised of the portion of acquisition related consideration conditioned on the continued tenure of key employees, which must be classified as compensation expense under generally accepted accounting principles. Additional stock-based compensation is recorded for stock price fluctuations that affect compensation expense for options that were repriced in September 1999.


                                           QUARTER ENDED
                                              JUNE 30,
                                        ---------------------
                                        2000             1999
                                        ----             ----
                                            (IN THOUSANDS)
Stock-based Compensation.............  $(187)          $12

     The expenses for the quarter are attributable to the variable stock compensation in connection with repricing of options to employees in September 1999. Since the Company's stock price at June 30, 2000 was below that at March 31, a negative expense was recorded.

NON-OPERATING INCOME AND (EXPENSE)


                                           QUARTER ENDED
                                              JUNE 30,
                                        ---------------------
                                        2000             1999
                                        ----             ----
                                            (IN THOUSANDS)
Interest income/(expense), Net...      $(9)            $7

     Interest expense for the quarter for the short term loans exceeded income from cash balances; in the prior year we had no short term loans.

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

NET INCOME

                                            QUARTER ENDED
                                               JUNE 30,
                                        ---------------------
                                        2000             1999
                                        ----             ----
                                            (IN THOUSANDS)
Net (Loss)......................     $(3,531)          $(1,243)
Percentage of sales.............       (60.1%)           (60.5%)

     Net Income/(Loss) attributable to the products segment increased to nearly $(2.0) million from $(0.7) million for the prior year period. In the services segment losses increased to $0.8 million from $0.1 million due to acquisitions made during the prior year. Corporate costs increased due to growth to $850 thousand from $460 thousand for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

     Since April 14, 1999, the Company has satisfied its cash requirements primarily through private placements of equity securities (including the $6.3 million net proceeds raised in April 1999) and short term loans and cash flow from sales of music CDs and videos.

     Net cash used in operating activities was $3.2 million and $1.0 million for the three-month periods ended June 30, 2000 and 1999, respectively. Net operating cash flows were primarily attributable to quarterly net losses, increases in current assets, offset by increases in current liabilities and by non-cash charges for depreciation and amortization.

     Net cash used in investing activities was $343 thousand and $1.087 thousand for the three-month periods ended June 30, 2000 and 1999, respectively. In the three-months, $142 thousand was used for fixed asset purchases and $202 thousand for other assets and deposits. Investments for 1999 consisted of $1.9 million for acquisitions less proceeds received through acquisitions.

     Net cash provided by financing activities of $1.3 million for the three-month period ended June 30, 2000 resulted from proceeds from short term loans from new investors. These notes mature on September 30, 2000. For the comparable period in 1999 cash flows from financing activities were $6.2 million which resulted from net proceeds of $6.3 million from the sale of 1.8 million shares of preferred stock and 997,835 shares of common stock. The remaining amount came from repayments of advances to an officer and affiliates offset by advances to employees made in conjunction with acquisitions.

     As of June 30, 2000, the Company's principal commitments include obligations for leases amounting to about $180 thousand, annually. Continued acquisitions and investments may also require future capital expenditures.

     The Company currently has minimal cash reserves and working capital surplus to fund its operations and its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations. Cash was used principally to finance working capital requirements. Management intends to raise additional working capital through additional equity and/or debt financings in the upcoming year. Since June 30, 2000 the Company received short term loans of almost
$1 million from new investors.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     eUniverse places its cash and cash equivalents in banks with high quality standards. Cash investments consist of high quality overnight investments that bear immaterial exposure to interest rate fluctuations.


                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

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
10.23    -- Engagement Letter by and among Gerard Klauer Mattison &
            Co., Inc. by Entertainment Universe, Inc. and Brad
            Greenspan, dated February 24, 1999.(6)
10.24    -- Indemnification Agreement by Entertainment Universe, Inc.
            and Brad Greenspan in favor of Gerard Klauer Mattison &
            Co., Inc., dated February 24, 1999.(6)
10.25    -- eUniverse, Inc. 1999 Stock Awards Plan.(6)
10.26    -- Online Partner Agreement between CD Universe, Inc. and
            Accessio.com Inc., regarding US-Style, dated November 5,
            1998.(1)
10.27    -- Employment Agreement by and between eUniverse, Inc. and
            Martin Hamilton, dated as of October 25, 1999. Mr. Martin
            terminated his employment on March 2, 2000 to pursue other business opportunities.(1)
10.28    -- Web Advertising Agreement by and between eUniverse, Inc.
            and Mpath Interactive, Inc., dated as of August 13, 1999
            and terminated as of February 1, 2000. Portions of
            Exhibit 10.28 have been omitted pursuant to a request for
            confidential treatment, which was granted by the SEC.(2)
10.29    -- eUniverse, Inc. Common Stock Purchase Warrant to Gerard
            Klauer Mattison & Co., Inc., dated April 14, 1999.(1)
10.30    -- Asset Purchase Agreement by and between eUniverse, Inc.
            and Scott Smith d/b/a Pokemonvillage.com and Quake City
            Gaming Network, dated as of February 1, 2000.(3)
10.31    -- Letter agreement by and among eUniverse, Inc. Take-Two
            Interactive Software, Inc. and Falcon Ventures
            Corporation, dated as of February 2, 2000.(3)
10.32    -- Employment Agreement by and between eUniverse, Inc. and
            William R. Wagner dated as of April 5, 1999.(3)
10.33    -- Letter Agreement by and between eUniverse, Inc. and
            Christian Walter d/b/a Justsaywow.com dated February 20,
            2000.(4)
10.34    -- Lease by and between Hamms Building Associates and Falcon
            Ventures Corp., dated as of July 27, 1999.(5)
10.35    -- eUniverse, Inc. Common Stock Purchase Warrant to Michael
            Zaroff, dated December 10, 1999.(5)
10.36    -- eUniverse, Inc. Common Stock Purchase Warrant to Bob
            Agriogianis, dated December 10, 1999.(5)
10.37    -- eUniverse, Inc. Common Stock Purchase Warrant to Mark
            Bergman, dated January 15, 2000.(5)
10.38    -- eUniverse, Inc. Common Stock Purchase Warrant to Mark
            Bergman, dated February 15, 2000.(5)
10.39    -- Stock Option Agreement by and between eUniverse, Inc. and
            Charles Beilman, dated as of January 26, 2000.(5)
10.39.01 -- First Amendment to Stock Option Agreement by and between
            eUniverse, Inc. and Charles Beilman, dated as of
            March 31, 2000.(5)
10.39.02 -- Second Amendment to Stock Option Agreement by and between
            eUniverse, Inc. and Charles Beilman, dated as of May 31,
            2000.(6)
10.39.03 -- Third Amendment to Stock Option Agreement and Escrow
            Agreement by and among eUniverse, Inc., Charles Beilman
            and Martin, Gasparrini & Chioffi, LLP, dated as of
            June 16, 2000.(6)
10.39.04 -- Fourth Amendment to Stock Option Agreement by and between
            eUniverse, Inc. and Charles Beilman, dated as of July 31, 2000.*
10.40    -- Letter agreement between eUniverse, Inc. and former
            shareholders of The Big Network, Inc. which provides
            eUniverse, Inc. with the right to purchase a minimum of
            500,000 shares of eUniverse, Inc. common stock from former shareholders of The Big Network, Inc. (the 'Big Network
            Buyout Agreement'), the closing of which shall occur on or before April 24, 2000.(5)
10.40.01 -- First Amendment providing for extension of closing date of the Big Network Buyout Agreement to May 5, 2000.(7)
10.40.02 -- Second Amendment providing for extension of closing date of the Big Network Buyout Agreement to May 19, 2000.(7)
10.40.03 -- Third Amendment providing for extension of closing date of the Big Network Buyout Agreement to May 26, 2000.(7)
10.41    -- eUniverse, Inc. Common Stock Purchase Warrant to Salomon
            Grey Financial Corporation, dated March 14, 2000
            (terminated).(5)
10.42    -- eUniverse, Inc. Common Stock Purchase Warrant to Salomon
            Grey Financial Corporation, dated March 14, 2000
            (terminated). (5)
10.43    -- Agreement by and between eUniverse, Inc. and Take-Two
            Interactive Software, Inc., dated as of March 16, 2000,
            providing for account marketing services.(5)

EXHIBIT
 NUMBER                   EXHIBIT TITLE/DESCRIPTION
 ------                   -------------------------
10.44    -- Agreement by and between eUniverse, Inc. and Take-Two
            Interactive Software, Inc., dated as of March 16, 2000,
            providing for programming services.(5)
10.45    -- Letter agreement by and among eUniverse, Inc. and Erik
            MacKinnon and Dan Barnes d/b/a Dustcloud Media, dated
            March 29, 2000.(6)
10.46    -- Form of Warrant issued to certain eUniverse preferred
            shareholders on February 2, 2000.(7)
21.01    -- Subsidiaries of eUniverse, Inc.(5)
27.01    -- Financial Data Schedule*

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

(4) Incorporated by reference to eUniverse's Form 8-K filed on March 13, 2000.

(5) Incorporated by reference to eUniverse's Form S-1 filed on March 23, 2000 (Registration File No. 333-33084).

(6) Incorporated by reference to eUniverse's Form 8-K filed on June 28, 2000.

(7) Incorporated by reference to eUniverse's Form 10-K filed on July 14, 2000.


SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          eUNIVERSE INC.
                                          Registrant


Dated:  August 14, 2000                      /s/ William R. Wagner
                                          --------------------------
                                          William R. Wagner
                                          Chief Financial Officer
                                          (Principal Financial Officer)
                                          and Registrant's Authorized Officer