Form 10-Q
period 2000-09-30
EUNIVERSE INC
filed 2000-11-14
CIK 1088244

    As filed with the Securities and Exchange Commission on November 14, 2000

    --------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2000

Commission file number: 0-26355
                                eUNIVERSE, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                            06-1556248
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

  6300 WILSHIRE BOULEVARD, SUITE #1700
         LOS ANGELES, CALIFORNIA                               90048
(Address of principal executive offices)                    (Zip Code)

                                  323-658-9089
              (Registrant's telephone number, including area code)

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months and has been subject to such filing requirements for the past 90 days.

         As of September 30, 2000, there were 18,031,563 shares of eUniverse, Inc. common stock outstanding.

                                 eUNIVERSE, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (Unaudited) . . . . . . . . . . . . . .  3

         Balance Sheets, September 30, 2000 and March 31, 2000 . . . . .  3

         Consolidated Statements of Operations, for the three and six months ended September 30, 2000 and September 30, 1999  . . . .  4

         Statements of Cash Flows, for the six months ended
         September 30, 2000 and September 30, 1999. . . . . . . . . . . . 5

         Notes to Financial Statements. . . . . . . . . . . . . . . . . . 6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION. . . . . . . . . . . . . .14

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .23

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . .24

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . .24

   ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .25

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .25

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                          eUNIVERSE, INC.

                                          BALANCE SHEETS

                                                                                            September 30,       March 31,
                                                                                                2000             2000
                                                                                         -----------------  ---------------
                                                                                            Unaudited

ASSETS

CURRENT ASSETS

     Cash and cash equivalents ..........................................................   $  1,046,030    $  2,323,087
     Accounts receivable, net of allowances for
        doubtful accounts of 313,214 and $78,214, respectively ..........................      1,675,390         994,364
     Inventory ..........................................................................           --           431,714
     Assets held for disposal ...........................................................      1,000,000
     Due from employees and Others ......................................................        153,000         153,200
     Prepaid expenses ...................................................................      2,272,891
     Other current assets ...............................................................      2,857,317       2,350,559
                                                                                            ------------    ------------
                                            Total Current Assets ........................      9,004,628       6,252,924

FURNITURE AND EQUIPMENT, less accumulated depreciation
        of $173,093, and $270,188 respectively ..........................................        654,038       1,190,071

GOODWILL, net of amortization of
        $2,446,729 and $2,287,420 respectively ..........................................     19,229,112      29,114,844
OTHER INTANGIBLES, net of amortization of
        $110,839,185 and $153,319, respectively .........................................        820,542         911,212

Other Assets ............................................................................        100,020         309,393
                                                                                            ------------    ------------
                                               TOTAL ASSETS .............................   $ 29,808,340    $ 37,778,444
                                                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable ...................................................................   $  2,737,978    $  2,273,672
     Accrued liabilities ................................................................      4,750,133       2,104,688
     Accrued advertising ................................................................      1,855,994       2,653,412
     Notes payable ......................................................................      4,126,115            --
     Short-term portion of lease obligations ............................................          5,358           8,158
                                                                                            ------------    ------------
                                                Total Current Liabilities ...............     13,475,578       7,039,930
                                                                                            ------------    ------------
LONG-TERM LIABILITIES

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.10 par value; 40,000,000 shares
        authorized;  1,561,784 and 1,795,024 shares
          issued and outstanding, respectively ..........................................        156,178         179,502
     Common stock, $.001 par value; 250,000,000 shares
       authorized; 18,031,557 and 17,630,422 shares
       issued and outstanding, respectively .............................................         18,032          17,630
     Additional paid-in capital .........................................................     48,015,814      41,609,028
     Retained deficit ...................................................................    (31,857,262)    (11,067,646)
                                                                                            ------------    ------------
                                                               Total Shareholders' Equity     16,332,762      30,738,514
                                                                                            ------------    ------------
                                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............   $ 29,808,340    $ 37,778,444
                                                                                            ============    ============


   The accompanying notes are an integral part of these financial statements.

                                      eUNIVERSE, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (Unaudited)

                                                                    Three Months Ended               Six Months Ended
                                                                       September 30,                 September 30,
                                                                 ------------------------------------------------------------
                                                                    2000            1999            2000             1999
                                                                 -----------    -------------   ------------    -------------
REVENUE:
    Products..................................................   $       --      $       --      $       --      $       --
    Services..................................................      4,093,098         250,834       6,863,934         316,566
                                                                 ------------    ------------    ------------    ------------

TOTAL REVENUE ................................................      4,093,098         250,834       6,863,934         316,566

COST OF GOODS SOLD
    Products..................................................           --              --              --              --
    Services..................................................        637,582          17,080       1,212,082          26,726
                                                                 ------------    ------------    ------------    ------------

TOTAL COST OF GOODS SOLD .....................................        637,582          17,080       1,212,082          26,726

GROSS PROFIT
    Products..................................................           --              --              --              --
    Services..................................................      3,455,516         233,754       5,651,852         289,840
                                                                 ------------    ------------    ------------    ------------

TOTAL GROSS PROFIT ...........................................      3,455,516         233,754       5,651,852         289,840

OPERATING EXPENSES:
    Marketing and sales (excludes stock-based
      compensation of $100,000, $32,204,
      $97,065 and $41,947, repectively).......................      3,140,148         206,009       4,843,229         274,825
    Product development (excludes stock-based
      compensation of $0, $37,306,
      $(19,656) and $39,438, repectively).....................      1,098,485         224,869       1,755,085         221,708
    General and administrative (excludes stock-based
      compensation of $0 and $1,740,
      $(164,598) and $1,740, repectively).....................      1,374,398         708,966       2,310,731       1,192,596
    Amortization of goodwill
     and other intangibles....................................        557,924         334,058       1,143,113         399,425
    Stock-based compensation..................................        100,000          71,250         (87,189)         83,125
                                                                 ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES......................................      6,270,955       1,545,152       9,964,969       2,171,679
                                                                 ------------    ------------    ------------    ------------

                                                OPERATING LOSS     (2,815,439)     (1,311,398)     (4,313,117)     (1,881,839)


NONOPERATING INCOME (EXPENSE):
    Interest and dividend ....................................          6,290          32,177          11,593          39,322
    Interest and other financing expense......................     (2,867,152)           (355)     (2,881,942)           (355)
    Loss allocated to minority interest.......................           --            16,438            --            16,438
                                                                 ------------    ------------    ------------    ------------

           LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     (5,676,301)     (1,263,138)     (7,183,466)     (1,826,434)

INCOME TAXES .................................................           --              --              --              --
                                                                  ------------    ------------    ------------    ------------

                               LOSS FROM CONTINUING OPERATIONS     (5,676,301)     (1,263,138)     (7,183,466)     (1,826,434)


DISCONTINUED OPERATIONS:
    Loss from operations discontinued segment ................           --
     (net of applicable income taxes of $0)...................     (1,689,250)       (799,282)     (3,791,661)     (1,478,592)
    Loss from disposal of segment
     (net of applicable income taxes of $0)...................     (9,814,489)           --        (9,814,489)
                                                                  ------------    ------------    ------------    ------------

                                                      NET LOSS   $(17,180,040)   $ (2,062,420)   $(20,789,616)   $ (3,305,026)
                                                                  ============    ============    ============    ============

Continuing operations loss per common share ..................   $      (0.32)   $      (0.08)   $      (0.40)   $      (0.13)
Discontinued operations loss per common share.................   $      (0.64)   $      (0.05)   $      (0.76)   $      (0.10)
                                                                 ------------    ------------    ------------    ------------
Basic loss per common share...................................   $      (0.96)   $      (0.13)   $      (1.17)   $      (0.23)
                                                                 ============    ============    ============    ============

Basic weighted average common
 shares outstanding...........................................     17,933,414      15,317,723      17,839,498      14,592,274
                                                                 ============    ============    ============    ============


                     See accompanying notes to the financial statements
                               eUNIVERSE, INC.

                           STATEMENTS OF CASH FLOWS


                                                                                         Six Months Ended
                                                                                           September 30,
                                                                                        2000             1999
                                                                                     -------------   ------------
OPERATING ACTIVITIES
    Net loss......................................................................   $(20,789,616)   $ (3,305,026)

    Transactions not requiring cash:
       Depreciation...............................................................        152,852          50,279
       Amortization...............................................................      1,752,413         915,569
       Loss from discontinued operations..........................................      9,814,489
       Bad debt reserve...........................................................        235,000          15,000
       Common stock issued to employees ..........................................           --            83,125
       Amortization of variable stock
           option issued to employees ............................................       (207,011)           --
       Non-cash payments to outside consultants
           and affiliates ........................................................        227,338          10,000
       Non-cash financing related costs ..........................................      2,825,120
       Non-cash interest income ..................................................           --            (3,060)
       Loss allocated to minority interest .......................................           --           (16,438)
    Changes in current assets.....................................................     (1,069,851)       (446,943)
    Changes in current liabilities................................................      2,537,191         (32,728)
                                                                                     ------------    ------------
                                         NET CASH USED IN OPERATING ACTIVITIES....     (4,522,075)     (2,730,222)
                                                                                     ------------    ------------

INVESTING ACTIVITIES
    Acquisitions..................................................................           --        (1,915,000)
    Proceeds through acquisitions.................................................           --           136,419
    Proceeds through reverse acquisition..........................................           --           858,477
    Changes in other assets.......................................................       (717,447)        (60,685)
    Purchases of fixed assets.....................................................       (163,650)       (184,572)
                                                                                     ------------    ------------
                                         NET CASH USED IN INVESTING ACTIVITIES ...       (881,097)     (1,165,361)
                                                                                     ------------    ------------

FINANCING ACTIVITIES
    Proceeds from issuance of preferred stock......................................          --         5,875,204
    Proceeds from issuance of common stock........................................           --           505,000
    Payment to repurchase common stock............................................           --           (20,000)
    Financing costs...............................................................           --            (6,672)
    Repayment of advances from officer............................................           --          (105,000)
    Repayment of loan from affiliates.............................................           --           (74,808)
    Proceeds from Short term notes ...............................................      4,126,115            --
    Receipt of advances to officer................................................           --           157,769
    Advances to Employees.........................................................           --          (153,200)
                                                                                     ------------    ------------
                                     NET CASH PROVIDED BY FINANCING ACTIVITIES ...      4,126,115       6,178,293
                                                                                     ------------    ------------

CHANGE IN CASH AND CASH EQUIVALENTS...............................................     (1,277,057)      2,282,710
Cash and cash equivalents,
 beginning of period..............................................................      2,323,087          11,335
                                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD..............................................................   $  1,046,030    $  2,294,045
                                                                                     ============    ============

CASH PAID DURING THE YEAR FOR:
    Interest Expense .............................................................   $     38,185    $      --
                                                                                     ============    ============
    Income taxes .................................................................   $       --      $      --
                                                                                     ============    ============


    The accompanying notes are an integral part of these financial statements
                                eUNIVERSE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                (Unaudited)


(1) ORGANIZATION AND LINE OF BUSINESS

     eUniverse, Inc. (the "Company") is a Nevada Corporation engaged in developing and operating a network of web sites providing entertainment-oriented products and services. During the reporting period, the Company was engaged in offering advertising on its network of web sites, sales of audio CDs, videotapes
(VHS), and digital videodisks ('DVDs') over the Internet, as well as providing online games, and, to a limited extent, website development for third parties. The Company conducts operations from facilities located in Wallingford, CT, San Francisco and Los Angeles, CA and Mount Vernon, WA. The financial statements being presented include the accounts of eUniverse, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. In September 2000, the Company decided to discontinue its eCommerce operations (see Note 3 - Discontinued operations).

(2) ACCOUNTING POLICIES

     In the opinion of the management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the Company's balance sheet, results of operations and cash flows for the periods presented. The results of the operations for the six months ended September 30, 2000 may not be indicative of the total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with audited financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

REVENUE RECOGNITION

     The Company recognizes service revenue upon fulfillment and delivery of customer's advertising campaign. Additionally, the Company derives revenue from the sale of memberships and sponsorships, which are recognized as earned. Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given. Barter revenue and the related advertising are recorded based on impressions delivered and received with the difference recorded as an advance or prepaid. During the six months ended September 30, 2000, the Company recorded $124,612 as bartered advertising revenue. Product revenue is recognized upon shipment of the products. Revenue includes shipping and handling charges. The Company also maintains a partner program whereby partners provide links on their websites that bring customers to the CD Universe website. Revenue generated from these linked sites is recognized upon shipment of the products. The partner receives a commission of 5% to 15% of sales of the Company's products that originate from the site, recognized as a selling expense concurrent with the sale. Returns are provided for based on reasonable estimates of future returns.

ADVERTISING COSTS

     Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the six month ended September 30, 2000 and 1999 advertising expense amounted to $1,203,213 and $80,812, respectively.

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

     Securities that could potentially dilute basis earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been antidilutive are as follows:

                                                      September 30
                                                   2000          1999
                                                  ------        ------
         Warrants.............................   2,752,469        671,865
         Options .............................   6,723,947      3,774,950
                                                ----------     ----------
         Total   .............................   9,476,416      4,446,815
                                                ==========     ==========


  (3) DISCONTINUED OPERATIONS

   In September 2000, the Company's Board of Directors approved a plan to discontinue its eCommerce operations through a sale of the assets of the segment. This segment consisted of the sale of CD's, DVD's and videotapes, and computer games. Consideration was given to two competing proposals and the sale of the assets relating to this segment was consummated on October 10, 2000. The assets were sold to CLBL, Inc. a Connecticut corporation owned by a significant shareholder of the Company. The proceeds from the sale consist solely of a note receivable from the purchaser in the amount of $1,000,000. The note, which bears no stated interest rate, is secured by 825,000 shares of the Company currently held by this shareholder and is payable in 6 semi-monthly installments of $50,000 with the balance payable on September 30, 2001.

   The revenues from the discontinued operations for the six months ended September 30, 2000 and 1999 were $4,096,149 and $3,549,735, respectively. Major assets disposed consist of the following approximate values (in $000's): Net goodwill, $9,576, net customer list, $167, net domain names, $107, net fixed assets, $547, merchandise inventory $350, and prepaid expenses of $57.

   As a result of the Board's approval of the plan, the consolidated financial statements of eUniverse, Inc. and the related Notes to the Consolidated Financial Statements and supplemental data have been adjusted and restated to reflect the results of operations and assets of the eCommerce segment of business as a discontinued operation in accordance with generally accepted accounting principles. The loss on disposal of eCommerce segment was approximately, $9.8M. This accrual provided for reserves necessary to write down assets disposed of to their net realizable values

 (4) NON-CASH FINANCIAL ACTIVITIES

Stock issued in acquisition of Dustcloud.com (1)                          $  150,000
Additional stock issued in acquisition of Gamers Alliance                    103,513
Additional stock issued in acquisition of The Big Network (2)                552,230
Stock issued to employees, 16,653 shares                                     124,139
Additional warrants issued to preferred shareholders                           4,168
Reversal of amortization of variable stock
options issued to employees                                                 (207,011)
Stock options issued in connection with services performed                    45,531
Stock options issued in connection with Affiliate                            122,209
Warrants issued in connection with services performed                         78,011
Warrants issued in connection with financing activities
(see Notes Payable section)                                                5,482,950

1- On April 2, 2000, the Company acquired Dustcloud.com ("Dustcloud") for a purchase price of up to $300,000. The Company issued 23,668 common shares totaling $150,000 at closing. Additional consideration of up to $150,000 of common stock may be paid over the next twelve months, based on the attainment of certain performance goals. In consideration of their continued employment, the Company also issued to each of Dustcloud's two employees options to purchase 50,000 shares of common stock. The options have an exercise price of $6.50 and vest over three years. The entire operating results of Dustcloud for the quarter ended June 30, 2000 are reflected in the financial statements being presented

2- On June 2, 2000, the Company completed its acquisition of the remaining 5 percent of capital stock of The Big Network, Inc. by issuing an additional 90,160 shares of its common stock valued at $6.125 (market price at the original acquisition date).

(5) FIXED ASSETS

     Fixed assets, at cost, consist of the following:

                                                      September 30, 2000    March 31, 2000
                                                      -----------------     --------------

Furniture and fixture.................................     $ 25,575           $   59,672
Computers and equipment...............................      624,725            1,098,907
Purchased software....................................      177,641              253,137
Leasehold improvements................................       48,543               48,543
                                                           --------           ----------
                                                            827,941            1,460,259
Less accumulated depreciation and amortization........      173,903              270,188
                                                           --------           ----------
     Fixed assets, Net................................     $654,038           $1,190,071
                                                           ========           ==========

Accumulated amortization of purchased software as of September 30, 2000 and 1999 was $53,793 and $26,543, respectively. Depreciation expense for the reporting periods were as follows:

                                                        Six Months Ended
                                                          September 30,
                                                       2000           1999
                                                      ------         ------

Depreciation expense............ ..............        $79,976        $9,731



(6) OTHER INTANGIBLES

     Other Intangibles consist primarily of the purchase price of web sites acquired:

                                                        September 30, 2000   March 31, 2000
                                                        ------------------   --------------
Domain names........................................         $831,381           $  657,458
Customer lists......................................          100,000              400,000
Other...............................................             -                   7,073
                                                             --------           ----------
                                                              931,381            1,064,531
Less accumulated amortization........................         110,839              153,319
                                                             --------           ----------
Other Intangible, Net................................        $820,542           $  911,212
                                                             ========           ==========

(7) SIGNIFICANT CONCENTRATIONS

   The Company maintains internet advertising contracts with approximately 80 customers. However, revenue from two related customers has accounted for 39% of advertising revenue for the six-month period ended September 30, 2000. On November 3, 2000, the Company received a cancellation notice, effective November 13, from one the above-mentioned customers with an approximate 30% share of its advertising revenue.

   Traditionally, the Company has purchased approximately 80% of its merchandise from one vendor. Recently, the Company has diversified its sources for product procurement. As of September 30, 2000, five major vendors were owed a total of $847,000, distributed almost evenly, which is being paid through November 2000. Due to discontinuation of eCommerce operations, this concentration will not be a significant factor in the future.

(8) NOTES PAYABLE

Notes payable consists of the following:

1- A secured promissory note to New Technology Holdings, Inc. ("NTH") in the amount of $3,155,670 dated September 6,2000. This note bears an interest rate of prime rate plus 2%, is payable on demand after the six-month anniversary, and grants the lender first priority security interest in all the assets of the Company. As of September 30, 2000, the Company has received $2,655.670 in proceeds from this note. The full $3,155,670 has been funded as of the date of this filing. As a related transaction, the Company entered into a subscriber acquisition agreement to provide subscriber names to two of NTH's subsidiaries, Indimi, Inc. ("Indimi") and Emazing, Inc. ("Emazing"). The fee payable to the Company is $.80 per new subscriber name delivered. The term of this agreement continues through August 25, 2005 but may be terminated by a 10 days prior notice to the Company. In the quarter ended September 30, 2000, the Company has recorded approximately $2.5M of advertising revenue in connection with this agreement. The Company also issued warrants in connection with this note, which is explained in the warrants section (see Note 10 - Warrants).

2- On April 26, 2000 the Company received $1,020,444 pursuant a promissory note to SFX Entertainment, Inc. a Delaware corporation. This note is collateralized by 4,841,000 shares of the Company belonging to Brad Greenspan, Chairman of eUniverse. The note bears an interest rate of 12% and was payable in full on August 25, 2000 but remains fully unpaid as of the date of this filing.

3- On July 7, 2000, the Company received $450,000 pursuant to a promissory note to VideoGames Partners, LLC, a Delaware company. The interest rate on this loan was 6% and the loan was payable on August 31, 2000. The interest rate on the unpaid balance of this note after the maturity date increases to prime rate plus 6%. This loan remains fully unpaid as of September 30, 2000 (see Note 10 - Warrants).

4- On May 31, 2000, pursuant to a promissory note to GrayBox, LLC, a Nevada company, the Company received $250,000. The interest rate on this loan was 6% and the maturity date was August 31, 2000. This note was fully paid off by the maturity date (see Note 10 - Warrants).

(9) COMMITMENTS AND CONTINGENCIES

     a) The Company has entered into several agreements to share revenues with individuals independent of the company. These individuals have provided the Company with computer games, which the Company has been operating on its web sites. The individuals have granted the Company usage of the computer games for up to a 25% royalty of advertising revenue generated from the usage of the game on the Company's web sites. As of September 30, 2000, the Company has no material liabilities or expenses due under these agreements.

     b) The Company leases office space under non-cancelable operating lease agreements that expire within the next three years. Future minimum lease payments under these non-cancelable operating leases are as follows:


                                                             March 31,
                                                             ----------
2001......................................................   $1,032,590
2002......................................................      848,905
2003......................................................      438,130
2004......................................................      165,600



     Rent expense for the reporting periods were as follows:

                                                Six Months Ended
                                                  September 30,
                                                 2000      1999
                                                ------    ------
Rent expense................................   $143,704  $63,850



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

(10)EQUITY COMPENSATION PLAN

   Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 9,000,000 shares of common stock have been reserved for issuance under the Plan. For the six months ended September 30, 20000 the plan's activities were as follows:

STOCK OPTIONS:

                                                                                            WEIGHTED
                                                           NUMBER OF          EXERCISE       AVERAGE
                                                             SHARES             PRICE         PRICE
                                                             ------             -----         -----
Outstanding at 3-31-2000..............................      4,037,594         $3.00-13.00     $5.39
Granted...............................................      3,513,250          2.75-7.98       3.44
Cancelled.............................................       (826,897)         6.00-13.00      5.41
Reissued..............................................         --
Exercised.............................................         --
Forfeited.............................................         --
                                                           ----------      ---------------    -----
Outstanding at 9-30-2000..............................      6,723,947         $2.75-13.00     $4.26
                                                           ----------      ---------------    -----
Options exercisable at 9-30-2000 .....................      1,745,527         $3.00-13.00     $4.48
                                                           ==========      ===============    =====

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

     On September 15, 1999, the Company cancelled 1,932,000 options, which had been granted to employees on June 15, 1999 with a weighted average exercise price of $9.67 and reissued 1,642,200 (85 percent) options with a weighted average exercise price of $6.00 and a vesting period of three years to the same employees. Compensation expense related to these option of $207,010 was recorded in the March 31, 2000 and presented in the financial statements as stock-based compensation.

     During the reporting period, this entry was reversed to reflect the fact that the fair market value as of the statement date remains below the exercise price of these options. Moreover, $100,000 of stock-based compensation expense has been recorded to reflect the value of additional shares to be issued related to the performance of JustSayWow.com. The following table presents the amount of stock-based compensation that would have been recorded under the following income statement categories if the stock-based compensation had not been separately stated in the financial statements.

                                                  Six Months Ended
                                                    September 30,
                                                  2000         1999
                                                  ----         ----
Marketing and Sales...........................$ 97,065       $41,947
Product Development........................... (19,656)       39,438
General and Administrative....................(164,598)        1,740
                                              --------      --------
     Total stock based compensation.......... $(87,189)     $ 83,125
                                              ========      ========

WARRANTS:

                                                               NUMBER
                                                              OF SHARES    EXERCISE PRICE
                                                              ---------    --------------

Outstanding at 3-31-2000....................................  1,026,677     $ 2.74-10.00
Granted.....................................................  1,805,792     $ 1.00-12.00
Exercised...................................................    (80,000)        6.00
Exercised...................................................     --
Forfeited...................................................     --
                                                              ---------    --------------
Outstanding at 9-30-2000....................................  2,752,469     $ 2.74-12.00
                                                              ---------    --------------
Warrants exercisable at 9-30-2000...........................  2,752,469     $ 2.74-12.00
                                                              =========    ==============

1- In connection with a loan from New Technology Holdings, Inc. in the amount of $3,155,670 (see Note 8-1), the Company has issued 1,101,260 warrants to the lender. The first 701,260 of these warrants have an exercise price of $4.50 per share, the next 200,000 warrants, exercisable after the original 701,260 have been exercised, have an exercise price of $5.00 Per share. The last 200,000 warrants, exercisable after the purchase of 901,260 shares, have an exercise price of $6.00 per share. These warrants have been valued at $3,323,984 on the financial statements using the Black Scholes option pricing model with a risk free interest rate of 6.25%, a volatility of 108%, no expected dividend yield, and a life of 4 years.

2- In connection with the Company defaulting in one of the provisions of a loan from Videogames Partners, LLC in the amount of $450,000 (see Note 8-3), and in consideration for the payment of $25,000 by VideoGames Partners, the Company issued warrants to purchase 500,000 shares of the Company's Common Stock at a purchase price of $1.00 per share. These options have been valued at $1,812,702 on the financial statements using the Black Scholes option pricing model with a risk free interest rate of 6.25%, a volatility of 107% with no expected dividend yield and a life of one year.

3- In Connection with a loan from GrayBox, LLC in the amount of $250,000 (see
Note 8-4), and in consideration for receiving $8,000, the Company issued warrants for 80,000 shares of the Company's Common Stock to the lender at exercise price of $6.00. In connection with this loan and as a replacement for the warrants there in, the Company agreed to cause one of its shareholders to sell 100,000 shares of the Company's Common Stock (the "Replacement Shares") to GrayBox at a purchase price of $1.80 per share by June 30, 2000. Upon receipt by GrayBox of the 100,000 Replacement Shares, GrayBox agreed to tender the warrants back to the Company. On June 22, 2000 the transaction involving the sale of Replacement Shares took place and the Company subsequently canceled the original 80,000 warrants. The Replacement Shares have been valued at $458,421 on the financial statements using the Black-Scholes option pricing model with a volatility of 104%, risk free interest rate of 6.25%, no expected dividend yield and life of one month.

(11) SEGMENTED DISCLOSURES

     The following table represents segmented reporting for the six months period ending September 30, 2000 and 1999

                                                           PRODUCT   SERVICES   CORPORATE    TOTAL
(000'S)                                                    -------   --------   ---------    -----

SIX MONTHS ENDED SEPTEMBER 30,
2000:
Revenue.................................................  $          $ 6,864   $   --      $ 6,864

Operating loss..........................................              (2,081)   (2,232)     (4,313)
Net interest income and expense.........................                        (2,758)     (2,758)
                                                          -------     ------   -------     -------
Pre tax loss............................................              (2,081)   (4,990)     (7,071)
Net loss................................................              (2,081)   (4,990)     (7,071)
Assets..................................................    1,000     18,834     9,974      29,808
Depreciation and amortization...........................               2,618       113       4,731
Fixed assets additions..................................                  65        79         144

SIX MONTHS ENDED SEPTEMBER 30,
1999:

Revenue.................................................                 317      --           317

Operating loss..........................................                (699)   (1,183)     (1,882)
Net interest income and expense.........................                            39          39
Loss allocated to minority interest.....................                            16          16
                                                           -------    ------    ------     -------
Pre tax loss...........................................                 (699)   (1,128)     (1,827)
Net loss...............................................                 (699)   (1,128)     (1,827)
Assets..................................................    9,896     17,156     2,623      29,675
Depreciation and amortization...........................      638        415         7       1,060
Fixed assets additions..................................      470        177        11         658


     Significant reconciling items in the corporate columns are as follows:

SIX MONTHS ENDED SEPTEMBER 30, 2000:
Operating loss: Professional fees $818; Compensation $499; Consulting $265;
                Investor and public relations $203, Bad debt allowance $235.

Assets:         Prepaid Expense $2,201; Deferred charges $2,857; Cash $971;
                Goodwill and other intangible $1,802.


SIX MONTHS ENDED SEPTEMBER 30, 1999:
Operating loss: Professional fees $387; Compensation $319; Consulting $129;
                Investor and public relations $111.

Assets:         Cash $1,105; Prepaids $172; Other intangible assets $112.

(12) Going Concern Issue

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses and negative cash flows from operations since its inception. The Company currently does not have sufficient cash reserves and working capital surplus to fund its operations and its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.

   Management believes that divesting from its eCommerce operations will enable the Company to become cash flow positive in the near future. Management also intends to raise additional working capital through equity and/or debt financings in the upcoming months. The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the rejection of the Company's services by Internet consumers or advertisers, the inability of the Company to maintain and increase the levels of traffic on its websites, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan and obtain additional equity and/or debt financing, certain assets may not be recoverable.

(13) SUBSEQUENT EVENTS

Subsequent to September 30, 2000 the Company:

    The Company sold the assets of its eCommerce segment to CLBL, Inc, a Connecticut Company. CLBL, Inc. is wholly-owned by Charles Beilman, a significant (12.9%) shareholder of the Company. This sale was consummated on October 10, 2000. The proceeds from the sale consist solely of a note receivable from the purchaser in the amount of $1,000,000. The note, which bears no stated interest rate, is payable in 6 semi-monthly installments of $50,000 and matures on September 30, 2001. This purchase price was determined through arms length negotiations between the parties.

    Take-Two Interactive Software, Inc. has agreed to acquire 1.33 million shares of the Company from Charles Beilman. This purchase will increases the number of eUniverse shares owned by Take-Two to 2.1 million shares or approximately 11%. Mr. Beilman has agreed to use a portion of the proceeds form this sale ($800,000) to partially satisfy the note given to the Company for the purchase of commerce segment and another portion ($400,000) to prepay for advertising on the Company's network of websites.

    On November 1, 2000, Ballsbridge Finance Ltd. ("Ballsbridge") filed a lawsuit against the Company in the California Superior Court for the County of Los Angeles for breach of contract and related claims based on the Company's alleged refusal to authorize transfer of 55,000 restricted shares of eUniverse common stock originally issued to Ballsbridge in or about
    May of 1999. Ballsbridge is seeking damages in the amount of $350,000 as well as an order requiring the Company to authorize transfer of the Ballsbridge shares. This action is related to the previously disclosed lawsuit filed against the Company in December 1999 by the Isosceles Fund Ltd. On or about January 1, 2000, the Company resolved to cancel the shares issued to Ballsbridge due to failure of consideration. The Company believes the claims by Ballsbridge are without merit and will vigorously defend the lawsuit.

    On November 3, 2000, the Company was served with a ten-day notice by "Emazing", Inc. of its intent to terminate its subscriber acquisition agreement with the Company. This agreement was part of the Secured Note and Warrant Purchase Agreement between the Company and New Technology Holdings, Inc. dated September 6, 2000. Emazing, Inc has accounted for $1.9M of the Company's advertising revenue for the quarter ended September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     At the end of the quarter ended September 30, 2000, the Board of Directors of eUniverse, Inc. (referred to as either "eUniverse" or the "Company") approved a plan to dispose of the assets of the products segment of eUniverse's ecommerce business. Management had concluded that the ecommerce business was in a highly competitive industry sector and that it was unlikely to generate profits in the foreseeable future. Furthermore, the business was no longer central to eUniverse's strategy of developing content and community in the interactive entertainment sector. Although the products segment represented a large part of our operations and financial results historically, management has concluded that the product segment should be classified as a discontinued operation because it is not central to our strategy and we do not intend to engage in ecommerce in the future. Therefore, the financial statements herein have been restated to reflect that method consistently for the current periods and comparative historical periods.

     The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for both the quarter and six months ended September 30, 2000 reflect the consolidated operations of eUniverse, Case's Ladder, Gamer's Alliance and Big Network. Results for the comparable periods in 1999 include only those of Case's Ladder (since May 30, 1999), Gamer's Alliance and Big Network (since September 1, 1999). Effective October 10, 2000, the products segment of eUniverse was sold to CLBL, Inc., and the results of that segment are treated as a discontinued operation in the financial statements. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS -- QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 2000 VS.
1999

NET SALES

     Net service sales include advertising, sponsorship and membership revenues.


                                        QUARTER ENDED                SIX MONTHS ENDED
                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                  --------------------------   --------------------------
                                   2000     1999    % CHANGE    2000     1999    % CHANGE
                                   ----     ----    --------    ----     ----    --------
                                  (IN THOUSANDS)               (IN THOUSANDS)
Net sales......................  $4,093    $ 260      1475%   $6,900    $ 330      1991%


     For the quarter ended September 30, 2000, net service sales increased nearly 15 times or $3.8 million over the comparable period in 1999. This increase was attributable to both the acquisitions that have occurred in the past year and through development of our advertising network through which we provide advertising. The increased development of our advertising network, traffic and impressions has caused net service sales for the current quarter to grow more than 50% from the quarter ended June 30 of this year. For the six-month period ended September 30, 2000, net service sales increased nearly 20 times over the comparable period in 1999 as a result of the same factors noted above in the comparison of the current quarter to the same period last year. Net service sales also include barter advertising where we exchange banner and other ad impressions on our web sites for similar quantities on our barter partner's web sites. No barter revenues were recorded for the current quarter, and barter revenues represented less than 1% of revenues for the six months ended September 30, 2000. The Company had no barter transactions in the comparable quarter and six-month periods in 1999. We expect that advertising revenues will continue to grow as a result of our emphasis on developing our own sites and our network as well as realizing larger benefits of acquisitions made during the prior year.

GROSS PROFIT

     Gross profit is calculated as net sales less the cost of sales, which consists of the cost related to our advertising network.

                                       QUARTER ENDED               SIX MONTHS ENDED
                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                ----------------------------   ----------------------------
                                2000      1999      % CHANGE   2000      1999      % CHANGE
                                ----      ----      --------   ----      ----      --------
                                (IN THOUSANDS)                 (IN THOUSANDS)
     Gross Profit.............$3,456      $234       1378%   $5,652      $240        1850%
     Percentage of sales......  84.4%     93.2%                82.3%     91.6%


     For the quarter ended September 30, 2000, gross profit decreased as a percentage of net sales from 93% to 84% but increased significantly in absolute dollars from $234,000 to $3.5 million compared to the same period in 1999, reflecting the substantial increase in sales to include advertising and membership revenues as noted above. The gross margin percentage for the current quarter decreased as compared to the same quarter in 1999 due to costs related to the eUniverse advertising network developed early in this calendar year.
For the six-month period ended September 30, 2000, sales increased by a factor of 18.5 times over the comparable period in 1999 as a result of our acquisitions, although margins as a percent of sales decreased somewhat from 92% to 82% for the same factor cited above in the comparison of the current quarter to the same period last year. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. However, the Company over time will continue to focus on increasing advertising revenue, particularly for the Gamer's community and funpage sites, and thus improve margins.

MARKETING AND SALES

     Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities.

                                      QUARTER ENDED                  SIX MONTHS ENDED
                                      SEPTEMBER 30,                    SEPTEMBER 30,
                               ----------------------------   ----------------------------
                               2000      1999      % CHANGE    2000      1999     % CHANGE
                               ----      ----      --------    ----      ----     --------
                               (IN THOUSANDS)                 (IN THOUSANDS)
Marketing and Sales..........$3,140      $206        1424%    $4,843     $275       1662%
Percentage of sales........... 76.7%     82.1%                  70.6%    86.8%


     For the quarter ended September 30, 2000, marketing and sales expenses increased by $2.9 million over the comparable period in 1999 due to factors principally related to the rapid growth of the Company. This $2.9 million increase for the current quarter was driven by both the rapid expansion of our web sites and acquisitions that occurred throughout the prior year. Specific increases for the current quarter over the same period last year include the following: payroll of $327,000, consulting and other services of $219,000, facilities expenses of $82,000, and commissions and incentive compensation relating to our acquisitions of $2.1 million. For the six-month period ended September 30, 2000, marketing and sales expenses increased $4.7 million over the comparable period in 1999 for the same reasons cited above in the comparison of the current quarter to the same period last year. Specific increases for the six-month period ended September 30, 2000 over the same period last year include the following: payroll of $692,000, advertising and promotion of $991,000, consulting and other services of $396,000, facilities expenses of $205,000, and commissions and incentive compensation relating to our acquisitions of $2.1 million. The Company intends to continue its branding and marketing campaigns. As a result, the Company continues to expect marketing and sales expenses to increase significantly in absolute dollars. However, the commissions and incentive compensation related to the funpage referrals are expected to decrease after the initial contract periods beginning in the second quarter of the next fiscal year.

PRODUCT DEVELOPMENT

     Product development expenses consist of payroll and related expenses for developing and maintaining the Company's web sites and supporting technology.


                                       QUARTER ENDED                 SIX MONTHS ENDED
                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                ----------------------------   ----------------------------
                                2000      1999     % CHANGE    2000      1999     % CHANGE
                                ----      ----     --------    ----      ----      --------
                                (IN THOUSANDS)                 (IN THOUSANDS)
Product Development...........$1,098      $225        389%   $1,755      $222        692%
Percentage of sales...........  26.8%     89.6%                25.6%     70.0%


     For the quarter ended September 30, 2000, product development costs increased $873,000 over the comparable period in 1999 as a result of increased payroll and related expenses due to inclusion of the results for Case's Ladder, Gamer's Alliance and Big Network. The $873,000 increase for the current quarter came from $350,000 in payroll related costs and $238,000 in outside services and the remainder from increases in facilities and internet fees. For the six-month period ended September 30, 2000, costs increased $1.5 million over the comparable period in 1999 as a result of our expansions and acquisitions. The $1.5 million increase for this six-month period came from $692,000 in payroll related costs, $283,000 in consulting and outside development services and the remaining $500,000 in facility and internet fees. We expect that costs will continue to increase each quarter commensurate with our revenue increases and anticipate increases in costs over the prior year due to acquisitions in the past year.

GENERAL AND ADMINISTRATIVE

     General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses.


                                      QUARTER ENDED                  SIX MONTHS ENDED
                                      SEPTEMBER 30,                   SEPTEMBER 30,
                               ----------------------------   ----------------------------
                               2000      1999      % CHANGE    2000      1999     % CHANGE
                               ----      ----      --------    ----      ----     --------
                                   (IN THOUSANDS)                 (IN THOUSANDS)
General and administrative...$1,374      $709         94%     $2,311   $1,193        94%
Percentage of sales..........  33.6%    282.6%                  33.7%   376.7%

     For the quarter ended September 30, 2000, G&A costs increased $665,000, or 94%, over the comparable period in 1999. The increase in G&A costs for the current quarter is primarily attributable to increased infrastructure costs associated with the Company's expansion efforts during the balance of the last fiscal year. This increase includes payroll of $228,000, accounting and legal expenses of $290,000, professional consulting services of $92,000, and office and facility expenses of $54,000. For the six-month period ended September 30, 2000, G&A costs increased $1.1 million, or 94%, over the comparable period in 1999. The increase in G&A costs for this six-month period is attributable to the same factors cited above in the comparison of the current quarter to the same period last year. This increase includes payroll of $372,000, accounting and legal expenses of $316,000, professional consulting services of $187,000 and office, and depreciation and facility expenses of $247,000. The Company expects G&A costs to continue to increase commensurate with its expansion plans.


AMORTIZATION OF INTANGIBLES


                                             QUARTER ENDED                SIX MONTHS ENDED
                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                        ---------------------          ---------------------
                                        2000             1999          2000             1999
                                        ----             ----          ----             ----
                                           (IN THOUSANDS)                 (IN THOUSANDS)
Amortization of intangibles..........   $558            $ 334        $1,143            $ 399


     The current quarter and six-month period changes as compared to the same periods in 1999 reflect the stock acquisitions of Case's Ladder, Gamer's Alliance, Big Network and Pokemon Village and the asset acquisitions of Funone, JustSayWow, Dustcloud and other minor acquisitions. It is likely that the Company will continue to expand its business through acquisitions and investments, which will cause amortization costs to increase.

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

                                            QUARTER ENDED                    SIX MONTHS ENDED
                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                        ---------------------             ---------------------
                                        2000             1999             2000             1999
                                        ----             ----             ----             ----
                                           (IN THOUSANDS)                    (IN THOUSANDS)
Stock-based Compensation.............   $100            $  71            ($ 87)          $   83


     The expenses for the current quarter are attributable to performance bonuses in connection with the acquisition of JustSayWow while expenses for all of the other periods presented derive from variable stock compensation in connection with repricing of options to employees in September 1999. Since the Company's stock price at September 30, 2000 was below that at March 30, a negative expense was recorded for the six-month period ended September 30, 2000.

NON-OPERATING INCOME AND (EXPENSE)

                                   QUARTER ENDED                    SIX MONTHS ENDED
                                   SEPTEMBER 30,                      SEPTEMBER 30,
                               ----------------------            ---------------------
                               2000             1999             2000             1999
                               ----             ----             ----             ----
                                  (IN THOUSANDS)                    (IN THOUSANDS)
Interest income ........       $   6           $  32          $    12           $   39
Interest expense........     $(2,867)          $  --          $(2,882)          $   --
Minority interest ......          --             (16)              --             ( 16)


     Interest and financing expense for the quarter for the short-term loans were primarily from recognition of the costs related to the issuance of warrants in connection with the short-term loans provided during the quarter. A total of 1,701,260 options and warrants were issued and have been valued at $5.6 million. For the quarter and six-month period ended September 30, 2000, $2.8 million was expensed and $2.8 million will be expensed in the coming quarter. In the prior year we had no short-term loans.

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

LOSS FROM CONTINUING OPERATIONS

                                   QUARTER ENDED                    SIX MONTHS ENDED
                                   SEPTEMBER 30,                      SEPTEMBER 30,
                               ----------------------            ---------------------
                               2000             1999             2000             1999
                               ----             ----             ----             ----
                                  (IN THOUSANDS)                    (IN THOUSANDS)
Net (Loss)..............     $(5,564)         $(1,263)        $(7,071)         $(1,826)
Percentage of sales.....      (135.9%)        (503.6%)         (103.0%)         (577.0%)


     Net (Loss) in the current quarter increased to $5.6 million from $1.3 million in the same quarter in 1999, and in the current six-month period increased to $7.1 million from $1.8 million in the same period in 1999 due to an increase in the size of the Company as a result of acquisitions made during the prior year and the afore-mentioned financing expense.

NET LOSS FROM DISCONTINUED OPERATIONS

                                             QUARTER ENDED                    SIX MONTHS ENDED
                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                         ----------------------            ---------------------
                                         2000             1999             2000             1999
                                         ----             ----             ----             ----
                                            (IN THOUSANDS)                    (IN THOUSANDS)
Loss from discontinued
  operations........................   $(1,689)           $(799)         $(3,792)         $(1,479)
Loss from disposal of segment
  (net of taxes) ...................    (9,814)              --           (9,814)              --


     In September 2000, our Board of Directors approved a plan to dispose of the products (ecommerce) segment of the business and an agreement was signed on October 3, 2000 to sell the assets of the product segment to CLBL, Inc., a company owned by Charles Beilman, previously a director and officer of eUniverse. The transaction was closed on October 10, 2000, and provided for CD Universe to receive $1 million in exchange for the tangible and intangible assets of the business. Additionally, eUniverse will receive $500,000 from CLBL over the next six months in exchange for advertising by CLBL on eUniverse's sites. eUniverse has elected to treat this as a discontinued operation, as such presentation will more clearly show the trend in our current business.

     For the quarter ended September 30, 2000, the discontinued operations incurred losses of $1.7 million on revenues of $2.7 million. For the six-month period ended September 30, 2000, the operations incurred losses of $3.8 million on revenues of $5.7 million. A loss on the disposal of assets of $9.8 million was also incurred, principally consisting of a loss on disposal of intangible assets. Accordingly, we do not expect to record any material expense in the future relating to this segment.

LIQUIDITY AND CAPITAL RESOURCES

     Since April 14, 1999, the Company has satisfied its cash requirements primarily through private placements of equity securities (including the $6.3 million net proceeds raised in April 1999) and short-term loans and cash flow from sales of products and advertising.

     Net cash used in operating activities was $4.5 million and $2.7 million for the six-month periods ended September 30, 2000 and 1999, respectively. Negative net operating cash flows were primarily attributable to quarterly net losses, along with increases in current assets, offset by increases in current liabilities and by non-cash charges for depreciation and amortization and the loss on discontinued operations.

     Net cash used in investing activities was $881,000 and $1.165 million for the six-month periods ended September 30, 2000 and 1999, respectively. In the six-month period ended September 30, 2000, $164,000 was used for fixed asset purchases and $717,000 for other assets and deposits. Investments for the same period in 1999 consisted of $1.9 million for acquisitions less proceeds received through acquisitions, and purchases of fixed assets in the amount of $185,000.

     Net cash provided by financing activities of $4.1 million for the six-month period ended September 30, 2000 resulted from proceeds from short-term loans from new investors. Loans of approximately $1.5 million remain unpaid past their maturity date and are effectively in default. The Company will incur additional default interest on these loans of approximately $2,500 monthly. Additionally, the lenders on these past-due loans could demand immediate payment and initiate legal proceedings against the Company, which could result in court-ordered judgments and liens against the Company. In the case of one note in the principal amount of $1.02 million which is a portion of the $1.5 million in past-due loans, the note has been secured by the 4.8 million shares of our stock held by Mr. Greenspan. For the comparable period in 1999, cash flows from financing activities were $6.2 million which resulted from net proceeds of $6.3 million from the sale of 1.8 million shares of preferred stock and 997,835 shares of common stock, plus repayments of advances to an officer and affiliates, offset by in advances to employees made in conjunction with acquisitions.

     As of September 30, 2000, the Company's principal commitments include obligations under leases amounting to about $275,000, annually. Continued acquisitions and investments may also require future capital expenditures.

     The Company currently has minimal cash and working capital to fund its operations, and its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations. Cash has been used principally to finance working capital requirements. Management will attempt to raise additional working capital through additional equity and/or debt financings in the upcoming year. There can be no assurance that such financing can be successfully completed on terms acceptable to the Company.

     The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to obtain and ship products sold to consumers, the rejection of the Company's services by Internet consumers or advertisers, the inability of the Company to maintain and increase the levels of traffic on its web sites, as well as other risks and uncertainties. In the event that the Company does not successfully implement its plan for additional funding, certain assets may not be recoverable.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On September 18, 2000, the Company filed a lawsuit in California Superior Court for the County of Alameda against the former shareholders of The Big Network, Inc. ("BNI") who became shareholders of eUniverse in or about September of 1999 when eUniverse acquired all of the outstanding shares of BNI pursuant to an Agreement and Plan of Reorganization and numerous Stock Exchange Agreements between eUniverse and the former BNI shareholders ("BNI Acquisition"). The gravamen of the lawsuit is that representations made by BNI's former officers and principal stockholders at and around the time of the BNI Acquisition were in fact false and that eUniverse, in deciding to acquire BNI, relied on those representations. In particular, the Company believes that BNI's former officers, principally Stephen D. Sellers and John V. Hanke, misrepresented the state and capabilities of BNI's feature technology, the community building, java-based software known as LiveSuite. In pursuing this lawsuit, the Company seeks to rescind, i.e. unwind, the BNI Acquisition or, in the alternative, to seek compensatory damages for the harm suffered by the Company resulting from its decision to enter into the BNI Acquisition. The Company has also asserted claims against Messrs. Sellers and Hanke related to their activities as executive employees, and in the case of Mr. Sellers, as a Board member, of eUniverse after the BNI Acquisition. The Company has not yet effected service of the lawsuit on any of the defendants as it continues to investigate and document the extent of its claims.

     On November 1, 2000, Ballsbridge Finance Ltd. ("Ballsbridge") filed a lawsuit against the Company in the California Superior Court for the County of Los Angeles for breach of contract and related claims based on the Company's alleged refusal to authorize transfer of 55,000 restricted shares of eUniverse common stock originally issued to Ballsbridge in or about
May of 1999. Ballsbridge is seeking damages in the amount of $350,000 as well as an order requiring the Company to authorize transfer of the Ballsbridge shares. This action is related to the previously disclosed lawsuit filed against the Company in December 1999 by the Isosceles Fund
Ltd. Ballsbridge is an offshore entity affiliated with Peter Geddes of Greystone Capital, an investment bank located in Beverly Hills, California.
Mr. Geddes was active in introducing investors, including Isosceles, to the Company as potential subscribers to certain Company and/or related stock offerings occurring in or about April 1999. The Ballsbridge shares at issue were intended as payment in connection with an investment by Isosceles. Isosceles ultimately did not participate as an investor and, in or about January, 2000, the Company resolved to cancel the shares issued to Ballsbridge due to failure of consideration. The Company believes the claims by Ballsbridge are without merit and will vigorously defend the lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     As of September 14, 2000, eUniverse sold to Deborah House d/b/a DebsFunPages.com 10,724 unregistered shares of eUniverse common stock for an aggregate purchase price of $50,000.

ITEM 5. OTHER INFORMATION.

     On October 30, 2000, eUniverse, Take-Two and Charles Beilman entered into a letter agreement (the "Letter Agreement") pursuant to which Take-Two agreed to purchase 1,333,333 shares of eUniverse common stock from Charles Beilman for an aggregate purchase price of $2 million (the "Transaction"), to be distributed as follows: forty percent (40%) to Charles Beilman and sixty percent (60%) to eUniverse pursuant to the Stock Option Agreement described below, as amended. The Letter Agreement also provides for the release by eUniverse of

1,333,333 shares of eUniverse common stock owned by Charles Beilman from an option in favor of eUniverse pursuant to a Stock Option Agreement dated January 26, 2000 (the "Stock Option Agreement") between eUniverse and Charles Beilman, as amended by the First, Second, Third, Fourth and Fifth Amendments to Stock Option Agreement dated March 31, May 31, June 16, July 31 and October 10, 2000, respectively. This release of option is memorialized in a Sixth Amendment to Stock Option Agreement between eUniverse and Charles Beilman, dated October 30, 2000. The closing of the Transaction was originally scheduled to occur on November 6, 2000. Pursuant to a First Amendment to Letter Agreement entered into by the parties on November 6, 2000, the closing was extended to November 13, 2000.

     Pursuant to a Second Amendment to Letter Agreement entered into by the parties on November 13, 2000, the closing was extended to November 22, 2000, provided that twenty-five percent (25%) of the purchase price shall be received by the escrow agent for Charles Beilman by November 14, 2000.

     In connection with the Transaction, on October 30, 2000, eUniverse, Take-Two and Brad D. Greenspan entered into a side letter agreement (the "Side Letter Agreement") pursuant to which eUniverse granted to Take-Two certain demand registration rights with respect to the 1,333,333 shares of eUniverse common stock to be sold to Take-Two under the Letter Agreement and an additional 100,000 shares of eUniverse common stock to be sold by eUniverse to Take-Two under the Side Letter Agreement. The Side Letter Agreement also provides that eUniverse shall use its best efforts to cause an individual to be designated by Take-Two to be elected and serve as a member of the Board of Directors of eUniverse, and in connection therewith Brad D. Greenspan shall vote all shares of capital stock of eUniverse owned by him for the election of the person to be determined by Take-Two to the Board of Directors of eUniverse. The closing of the Side Letter Agreement, which is contingent upon consummation of the closing of the Letter Agreement, was extended to November 22, 2000 by a First Amendment to Side Letter Agreement dated November 6, 2000 and a Second Amendment to Side Letter Agreement dated November 13, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

Exhibit
-------
Number    Exhibit Title/Description
------    -------------------------
Exhibit
---------
Number            Exhibit Title/Description
----------        --------------------------
3.01 --       Articles of Incorporation of eUniverse.(1)
3.02 --       Amendment to Articles of Incorporation of eUniverse regarding change of name.(1)
3.03 --       Certificate of Amendment of Articles of Incorporation
              regarding issuance of Preferred Stock.(1)
3.04 --       Bylaws of eUniverse.(1)
3.05 --       Amendment to Bylaws.(1)

3.06 --      Designation of Preferred Stock of Motorcycle Centers of
             America, Inc. dated April 7, 1999, as filed with the Secretary of the State of Nevada, which defines the rights and preferences of the Preferred Stock of eUniverse.(1)
3.06.01      First Amendment to Designation of Stock of eUniverse, Inc.
             f/k/a Motorcycle Centers of America, Inc. and First Amended and
             Restated Certificate of Designation of Series A 6% Convertible
             Preferred Stock of eUniverse, Inc., dated as of February 2, 2000.(6)
10.01 --     Stock Purchase Agreement by and between Palisades Capital,
             Inc. and Charles Beilman, dated as of October 1, 1998 (the "Stock
             Purchase Agreement").(1)
10.02 --     Amendment to Stock Purchase Agreement, dated December 29, 1998.(1)
10.03 --     Amendment No. 2 to Stock Purchase Agreement, dated February 11, 1999.(1)
10.04 --     Amendment No. 3 to Stock Purchase Agreement, dated as of March   , 1999.(1)
10.05 --     Amendment Number 4 to Stock Purchase Agreement, dated as of June 9, 1999.(1)
10.06 --     Agreement and Plan of Reorganization by and among Motorcycle
             Centers of America, Inc., Entertainment Universe, Inc. and the
             principal officers of Entertainment Universe, Inc., dated April 9, 1999.(1)
10.07 --     Entertainment Universe, Inc. Regulation D Subscription Agreement, dated as of April , 1999.(1)
10.08 --     Entertainment Universe, Inc. Registration Rights Agreement, dated as of April 1999.(1)
10.09 --     Assignment and Assumption Agreement by and between Entertainment Universe, Inc. and
             Motorcycle Centers of America, Inc., dated as of April 14, 1999.(1)
10.10 --     Stock Purchase Agreement by and among Motorcycle Centers of America, Inc. and the shareholders of Case's Ladder, Inc., dated as of April 21, 1999.(1)
10.11 --     Contract of Employment by and between Entertainment Universe, Inc. and William R. Wagner, dated March 25, 1999.(1)
10.12 --     Employment Agreement by and between eUniverse, Inc. and Leland N. Silvas, dated as of
             April 14, 1999.(1)
10.13 --     Letter agreement between Entertainment Universe, Inc. and E.P. Opportunity Fund, L.L.C.
             regarding appointment of a director of Entertainment Universe, Inc., dated April 6, 1999.(1)
10.14 --     Modification and Restatement of Lease by and between Vincenzo Verna Trustee d/b/a Harvest Associates and CD Universe, Inc. for eUniverse's office space in Wallingford, Connecticut, dated as of
             February 1, 1999.(1)
10.15 --     Agreement and Plan of Reorganization by and among eUniverse, Inc., Gamer's Alliance, Inc., and Larry N. Pevnick and Robin T. Pevnick, Ten Ent., and Stan Goldenberg and
             Andrea R. Goldenberg, Ten Ent., dated as of the 1st day of July, 1999.(6)
10.15.1 --   Second Amendment to Agreement and Plan of Reorganization by and among eUniverse, Inc.,
             Gamer's Alliance, Inc., and Larry N. Pevnick and Robin T. Pevnick, Ten Ent., and
             Stan Goldenberg and Andrea R. Goldenberg, Ten Ent., dated as of the 12th day of
             November, 1999.(1)
10.16 --     Agreement and Plan of Reorganization by and among eUniverse, Inc., The Big Network, Inc.,
             Stephen D. Sellers, John V. Hanke and Michael Sellers, dated July 30, 1999
             (effective as of August 31, 1999).(6)
10.17 --     Letter Agreement by and among Brad D. Greenspan, Charles Beilman, Stephen D. Sellers and John V. Hanke regarding appointment of a director of eUniverse, Inc., dated as of
             August 31, 1999.**
10.18 --     Employment Agreement by and between eUniverse, Inc. and James Haiduck, dated as of June 17, 1999.(6)
10.19 --     Employment Agreement by and between eUniverse, Inc. and Stephen D. Sellers, dated as of August 31, 1999.(6)
10.21 --     eUniverse, Inc. Registration Rights Agreement dated July 30, 1999.(6)
10.22 --     Office Sublease by and between Golden Gate University and The Big Network, Inc., dated
             July 9, 1999.(6)
10.23 --     Engagement Letter by and among Gerard Klauer Mattison & Co., Inc. by Entertainment Universe, Inc.
             and Brad Greenspan, dated February 24, 1999.(6)
10.24 --     Indemnification Agreement by Entertainment Universe, Inc. and Brad Greenspan in favor of
             Gerard Klauer Mattison & Co., Inc., dated February 24, 1999.(6)
10.25 --     eUniverse, Inc. 1999 Stock Awards Plan.(6)
10.26 --     Online Partner Agreement between CD Universe, Inc. and Accessio.com Inc., regarding
             US-Style, dated November 5, 1998.(1)
10.27 --     Employment Agreement by and between eUniverse, Inc. and Martin Hamilton, dated as of October 25, 1999.
             Mr. Martin terminated his employment on March 2, 2000 to pursue other business opportunities.(1)
10.28 --     Web Advertising Agreement by and between eUniverse, Inc. and Mpath Interactive, Inc., dated as of
             August 13, 1999 and terminated as of February 1, 2000. Portions of Exhibit 10.28 have been omitted pursuant to a request for confidential treatment, which was granted by the SEC.(2)

10.29 --     eUniverse, Inc. Common Stock Purchase Warrant to Gerard Klauer Mattison & Co., Inc., dated
             April 14, 1999.(1)
10.30 --     Asset Purchase Agreement by and between eUniverse, Inc. and Scott Smith d/b/a Pokemonvillage.com
             and Quake City Gaming Network, dated as of February 1, 2000.(3)
10.31 --     Letter agreement by and among eUniverse, Inc. Take-Two Interactive Software, Inc. and
             Falcon Ventures Corporation, dated as of February 2, 2000.(3)
10.32 --     Employment Agreement by and between eUniverse, Inc. and William R. Wagner dated as of April 5, 1999.(3)
10.33 --     Letter Agreement by and between eUniverse, Inc. and Christian Walter d/b/a Justsaywow.com
             dated February 20, 2000.(4)
10.34 --     Lease by and between Hamms Building Associates and Falcon Ventures Corp., dated as of July 27, 1999.(5)
10.35 --     eUniverse, Inc. Common Stock Purchase Warrant to Michael Zaroff, dated December 10, 1999.(5)
10.36 --     eUniverse, Inc. Common Stock Purchase Warrant to Bob Agriogianis, dated December 10, 1999.(5)
10.37 --     eUniverse, Inc. Common Stock Purchase Warrant to Mark Bergman, dated January 15, 2000.(5)
10.38 --     eUniverse, Inc. Common Stock Purchase Warrant to Mark Bergman, dated February 15, 2000.(5)
10.39 --     Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of January 26, 2000.(5)
10.39.01     First Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of March 31, 2000.(5)
10.39.02     Second Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of May 31, 2000.(6)
10.39.03     Third Amendment to Stock Option Agreement by and between eUniverse, Inc., Charles Beilman and Martin,
             Gasparrini & Chioffi, LLP, dated as of June 16, 2000.(6)
10.39.04     Fourth Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of July 31, 2000.(8)
10.39.05     Fifth Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of October 10, 2000.(9)
10.39.06     Sixth Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of October 30, 2000.*
10.40 --     Letter agreement between eUniverse, Inc. and former shareholders of The Big Network, Inc.
             which provides eUniverse, Inc. with the right to purchase a minimum of 500,000 shares of
             eUniverse, Inc. common stock from former shareholders of The Big Network, Inc.
             (the "Big Network Buyout Agreement"), the closing of which shall occur on or before
             April 24, 2000.(5)
10.40.01     First Amendment providing for extension of closing date of the Big Network Buyout Agreement to May 5, 2000.(7)
10.40.02     Second Amendment providing for extension of closing date of the Big Network Buyout Agreement to May 19, 2000.(7)
10.40.03     Third Amendment providing for extension of closing date of the Big Network Buyout Agreement to May 19, 2000.(7)
10.41 --     eUniverse, Inc. Common Stock Purchase Warrant to Salomon Grey Financial Corporation,
             dated March 14, 2000 (terminated).(5)
10.42 --     eUniverse, Inc. Common Stock Purchase Warrant to Salomon Grey Financial Corporation,
             dated March 14, 2000 (terminated). (5)
10.43 --     Agreement by and between eUniverse, Inc. and Take-Two Interactive Software, Inc., dated as of March 16, 2000, providing for account marketing services.(5)
10.44 --     Agreement by and between eUniverse, Inc. and Take-Two Interactive Software, Inc., dated as of March 16, 2000, providing for programming services.(5)
10.45 --     Letter agreement by and among eUniverse, Inc. and Erik MacKinnon and Dan Barnes d/b/a Dustcloud
             Media, dated March 29, 2000.(6)
10.46 --     Form of Warrant issued to certain eUniverse preferred shareholders on February 2, 2000.(7)
10.47 --     Asset Purchase Agreement by and between CD Universe, Inc. and CLBL, Inc., dated as of
             October 3, 2000.(9)
10.48 --     Letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc. and
             Charles Beilman, dated October 30, 2000.*
10.48.01     First Amendment to letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc.
             and Charles Beilman, dated November 6, 2000.*
10.48.02     Second Amendment to letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc.
             and Charles Beilman, dated November 13, 2000.*
10.49 --     Side letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc. and
             Brad D. Greenspan (with respect to Sections 2 and 4 only), dated October 30, 2000.*
10.49.01     First Amendment to Side Letter Agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc.
             and Brad D. Greenspan, dated November 6, 2000.*
10.49.02     Second Amendment to Side Letter Agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc.
             and Brad D. Greenspan, dated November 13, 2000.*
21.01 --     Subsidiaries of eUniverse, Inc.(5)
27.01 --     Financial Data Schedule*

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

(4) Incorporated by reference to eUniverse's Form 8-K filed on March 13, 2000.

(5) Incorporated by reference to eUniverse's Form S-1 filed on March 23, 2000 (Registration File No. 333-33084).

(6) Incorporated by reference to eUniverse's Form 8-K filed on June 28, 2000.

(7) Incorporated by reference to eUniverse's Form 10-K filed on July 14, 2000.

(8) Incorporated by reference to eUniverse's Form 10-Q filed on August 14, 2000.

(9) Incorporated by reference to eUniverse's Form 8-K filed on October 24, 2000.


(b) Reports on Form 8-K

     A Current Report on Form 8-K was filed with the SEC by eUniverse on October 24, 2000 to report the sale of all of the assets of CD Universe, Inc., a subsidiary of eUniverse, to CLBL, Inc. as of October 10, 2000.


SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                          eUNIVERSE, INC.
                                          Registrant

Dated:  November 14, 2000                 /s/ WILLIAM R. WAGNER
                                          --------------------------------------
                                          William R. Wagner
                                          Chief Financial Officer
                                          (Principal Financial Officer)
                                          and Registrant's Authorized Officer