Form 10-Q
period 2000-12-31
EUNIVERSE INC
filed 2001-02-14
CIK 1088244

    As filed with the Securities and Exchange Commission on February 14, 2000

- --------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 2000

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

     As of December 31, 2000, there were 18,202,030 shares of eUniverse, Inc. common stock outstanding.

                                 eUNIVERSE, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (Unaudited) . . . . . . . . . . . . . . .  3

         Balance Sheets, December 31, 2000 and March 31, 2000. . . . . . .  3

         Consolidated Statements of Operations, for the three and nine months ended December 31, 2000 and December, 1999 . . . . . . . .  4

         Statements of Cash Flows, for the nine months ended
         December 31, 2000 and December 31, 1999 . . . . . . . . . . . . .  5

         Notes to Financial Statements. . . . . . . . . . . . . . . . . .   6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION. . . . . . . . . . . . . .  16

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .  25

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . .  25

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .  26

   ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  27

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .  27

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                                 eUNIVERSE, INC.

                                 Balance Sheets

                                                                    December 31,            March 31,
                                                                       2000                   2000
                                                                    ------------           -----------
                                                                     Unaudited
ASSETS
CURRENT ASSETS
     Cash and cash equivalents...................................   $    294,593           $ 2,323,087
     Accounts receivable, net of allowances for
        doubtful accounts of 240,214 and $78,214, respectively...      2,790,624               994,364
     Inventory...................................................              -               431,714
     Due from employees and Others...............................        153,000               153,200
     Prepaid expenses............................................        499,387                     -
     Other current assets .......................................      1,403,555             2,350,559
                                             Total Current Assets      5,141,159             6,252,924
                                                                    ------------           -----------

FURNITURE AND EQUIPMENT, less accumulated depreciation
        of $226,480, and $270,188 respectively ..................        755,904             1,190,071


GOODWILL, net of amortization of
        $3,026,809 and $2,287,420 respectively...................     20,029,032            29,114,844
OTHER INTANGIBLES, net of amortization of
        $153,749 and $153,319, respectively......................      1,692,432               911,212

Other Assets.....................................................        589,601               309,393
                                                                    ------------           -----------

                     TOTAL ASSETS                                   $ 28,208,128           $37,778,444
                                                                    ============           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable............................................   $  2,859,991           $ 2,273,672
     Accrued liabilities.........................................      5,124,268             2,104,688
     Deferred Revenue ...........................................        458,370             2,653,412
     Notes payable ..............................................      4,905,662                     -
     Short-term portion of lease obligations ....................              -                 8,158
                                                                    ------------           -----------
                                        Total Current Liabilities     13,348,291             7,039,930
                                                                    ------------           -----------


Long-term Liabilities............................................        940,000                     -


SHAREHOLDERS' EQUITY
     Preferred stock, $.10 par value; 40,000,000 shares
        authorized;  1,516,822 and 1,795,024 shares
          issued and outstanding, respectively...................        151,682               179,502
     Common stock, $.001 par value; 250,000,000 shares
       authorized; 18,202,204 and 17,630,422 shares
       autissueddand7outstanding,urespectively...................         18,200                17,630
     Additional paid-in capital..................................     48,665,453            41,609,028
     Retained deficit............................................    (34,915,498)          (11,067,646)
                                                                    ------------           -----------
                                       Total Shareholders' Equity     13,919,837            30,738,514
                                                                    ------------           -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 28,208,128           $37,778,444
                                                                    ============           ===========


   The accompanying notes are an integral part of these financial statements.

                                 eUNIVERSE, INC.

                      Cosolidated Statements of Operations

                                   (Unaudited)

                                                             Three Months Ended              Nine Months Ended
                                                                December 31,                   December 31,
                                                       ------------------------------------------------------------
                                                           2000            1999           2000             1999
                                                       ------------     -----------   -------------     -----------
REVENUE:                                                  4,565,517         421,138      11,429,451         737,704

COST OF GOODS SOLD                                          344,972         (11,480)      1,557,054          15,246

TOTAL GROSS PROFIT                                        4,220,545         432,618       9,872,397         722,458

OPERATING EXPENSES:
    Marketing and sales (excludes stock-based
      compensation of $200,000, $107,236,
      $297,065 and $149,183, repectively) ............    1,950,142         516,933       6,793,371         791,758
    Product development (excludes stock-based
      compensation of $0, $(30,183),
      $(19,656) and $9,255, repectively) .............    1,026,259         340,311       2,781,344         562,019
    General and administrative (excludes stock-based
      compensation of $0 and $1,710,
      $(164,598) and $3,450, repectively) ............    1,097,249       1,136,150       3,407,980       2,328,746
    Amortization of goodwill
     and other intangibles ...........................      631,524         461,015       1,774,637         860,440
    Stock-based compensation .........................      200,000          78,763         112,811         161,888
                                                        -----------     -----------     -----------      ----------
TOTAL OPERATING EXPENSES .............................    4,905,174       2,533,172      14,870,143       4,704,851

                                      OPERATING LOSS       (684,629)     (2,100,554)     (4,997,746)     (3,982,393)

NONOPERATING INCOME (EXPENSE):
    Interest and dividend income .....................        5,046          18,854          16,639          57,821
    Interest and other financing expense .............   (2,068,003)            -        (4,949,945)            -
    Loss allocated to minority interest ..............          -               -               -            16,438
                                                        -----------     -----------     -----------      ----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES      (2,747,586)     (2,081,700)     (9,931,052)     (3,908,134)

INCOME TAXES .........................................          -               -               -               -
                                                        -----------     -----------     -----------      ----------

                     LOSS FROM CONTINUING OPERATIONS     (2,747,586)     (2,081,700)     (9,931,052)     (3,908,134)


DISCONTINUED OPERATIONS:
    Loss from operations discontinued segment                   -
     (net of applicable income taxes of $0) ..........     (253,984)       (925,001)     (4,045,645)     (2,403,593)
    Loss from disposal of segment
     (net of applicable income taxes of $0) ..........      (56,666)            -        (9,871,155)
                                                       ------------    ------------    ------------    ------------

                                            NET LOSS   $ (3,058,236)   $ (3,006,701)   $(23,847,852)   $ (6,311,727)
                                                       ============    ============    ============    ============

Continuing operations loss per common share .......... $      (0.15)   $      (0.13)   $      (0.55)   $      (0.26)
Discontinued operations loss per common share ........ $      (0.02)   $      (0.05)   $      (0.78)   $      (0.16)
                                                       ------------    ------------    ------------    ------------
Basic loss per common share .......................... $      (0.17)   $      (0.18)   $      (1.33)   $      (0.42)
                                                       ============    ============    ============    ============

Basic weighted average common
 shares outstanding ..................................   18,119,997      16,272,384      17,920,115      15,149,505
                                                       ============    ============    ============    ============


               See accompanying notes to the financial statements
                                 eUNIVERSE, INC.

                            Statements of Cash flows

                                                                       Nine Months Ended
                                                                          December 31,
                                                                      2000            1999
                                                                  ------------    -----------
OPERATING ACTIVITIES
    Net loss ...................................................  $(23,847,853)   $(6,311,727)

    Transactions not requiring cash:
       Depreciation ............................................       205,430         84,910
       Amortization ............................................     2,383,937      1,596,622
       Loss from dicontinued operations ........................     9,871,155
       Bad debt reserve ........................................       332,000         27,625
       Non-cash employee compensation ..........................       319,822        161,888
       Amortization of variable stock
           option issued to employees ..........................      (207,011)           -
       Non-cash payments to outside consultants
           and affiliates ......................................       402,420        142,746
       Non-cash financing related costs ........................     4,487,111
       Non-cash interest income ................................           -           (5,355)
       Loss allocated to minority interest .....................           -          (16,438)
    Changes in current assets ..................................      (916,290)      (817,639)
    Changes in current liabilities .............................       501,570      1,198,519
                                                                  ------------    -----------
                        NET CASH USED IN OPERATING ACTIVITIES       (6,467,709)    (3,938,849)
                                                                  ------------    -----------

INVESTING ACTIVITIES
    Acquisitions ...............................................           -       (1,915,000)
    Proceeds through acquisitions ..............................           -          136,419
    Proceeds through reverse acquisition .......................           -          858,477
    Proceeds through sale os assets ............................     1,000,000            -
    Changes in other assets ....................................      (208,353)      (117,900)
    Purchases of fixed assets ..................................      (318,094)      (321,470)
                                                                  ------------    -----------
                        NET CASH USED IN INVESTING ACTIVITIES          473,553     (1,359,474)
                                                                  ------------    -----------

FINANCING ACTIVITIES
    Proceeds from issuance of preferred stock ..................           -        5,875,204
    Proceeds from issuance of common stock .....................           -          505,000
    Payment to repurchase common stock .........................           -          (20,000)
    Financing costs ............................................           -           (6,672)
    Repayment of advances from officer .........................           -         (105,000)
    Repayment of loan from affiliates ..........................           -          (74,808)
    Proceeds from Short term notes .............................     5,331,115            -
    Repayment of Short term notes ..............................    (1,365,453)           -
    Receipt of advances to officer .............................           -          157,769
    Advances to Employees ......................................           -         (153,200)
                                                                  ------------    -----------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES        3,965,662      6,178,293
                                                                  ------------    -----------

CHANGE IN CASH AND CASH EQUIVALENTS.............................    (2,028,494)        879,970
Cash and cash equivalents,
 beginning of period ...........................................     2,323,087         11,335
                                                                  ------------    -----------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD ...........................................  $    294,593    $   891,305
                                                                  ============    ===========
CASH PAID DURING THE YEAR FOR:
    Interest Expense                                              $     53,580    $         -
                                                                  ============    ===========
    Income taxes                                                  $          -    $         -
                                                                  ============    ===========

    The accompanying notes are an integral part of these financial statements
                                 eUNIVERSE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)


(1)  ORGANIZATION AND LINE OF BUSINESS

     eUniverse, Inc. (the "Company") is a Nevada Corporation engaged in developing and operating a network of web sites providing entertainment-oriented services. The Company is engaged in providing online diversionary entertainment content and advertising on its network of web sites. The Company conducts operations from facilities located in Wallingford, Connecticut, San Francisco and Los Angeles, California, New York, New York, and Mount Vernon, Washington. The financial statements being presented include the accounts of eUniverse, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

(2)  ACCOUNTING POLICIES

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the Company's balance sheet, results of operations and cash flows for the periods presented. The results of the operations for the nine months ended December 31, 2000 may not be indicative of the total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with audited financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

REVENUE RECOGNITION

     The Company recognizes service revenue upon fulfillment and delivery of a customer's advertising campaign. Additionally, the Company derives revenue from the sale of memberships and sponsorships that are recognized as earned. Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid. During the nine months ended December 31, 2000, the Company recorded $124,612 as bartered advertising revenue.

ADVERTISING COSTS

     Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the nine month ended December 31, 2000 and 1999, advertising expense amounted to $1,090,458 and $90,672 of the reported operating expenses, respectively.

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

     Securities that could potentially dilute basis earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive are as follows:

                                                  December 31
                                               2000          1999
                                              ------        ------
     Warrants.............................   2,864,780        671,865
     Options .............................   6,840,130      4,232,500
                                             ---------      ---------
     Total   .............................   9,704,910      4,904,365
                                             =========      =========

(3)  DISCONTINUED OPERATIONS

     In September 2000, the Company decided to discontinue its eCommerce operations. This segment consisted of the sale of CD's, DVD's, videotapes and computer games. The sale of the assets relating to this segment was consummated on October 10, 2000. The assets were sold to CLBL, Inc., a Connecticut corporation owned by a significant shareholder of the Company. The proceeds from the sale consisted solely of a note receivable from the purchaser in the amount of $1,000,000. The purchaser has paid off this loan, in its entirety, as of the date of these statements.

     The revenue from the discontinued operations for the nine months ended December 31, 2000 and 1999 were $4,753,481 and $6,213,065, respectively. Major assets disposed of consist of the following approximate values (in $000's): net goodwill, $9,576; net customer list, $167; net domain names, $159; net fixed assets, $547; merchandise inventory $350; and prepaid expenses, $67. As a result of this discontinuance, the consolidated financial statements of eUniverse, Inc. and the related Notes to the Consolidated Financial Statements and supplemental data have been adjusted and restated to reflect the results of operations and assets of the eCommerce segment of business as a discontinued operation in accordance with generally accepted accounting principles. The loss on disposal of the eCommerce segment was approximately $9.9 million. This accrual provided for reserves necessary to write down assets disposed of to their net realizable values.

(4)  NON-CASH FINANCIAL ACTIVITIES

Stock issued in acquisition of Dustcloud.com (1)                          $  150,000
Stock issued in acquisition of Debsfunpages.com (2)                           50,000
Stock issued in acquisition of Send4fun.com (3)                              100,000
Stock issued in acquisition of Spreadingjoy.com (4)                           75,000
Additional stock issued in acquisition of Gamers Alliance                    103,513
Additional stock issued in acquisition of The Big Network (5)                552,230
Stock issued to employees as compensation, 59,447 shares                     299,139
Stock issued in connection with services performed                            16,040
Warrants issued to preferred shareholders                                      4,138
Reversal of amortization of variable stock options issued to employees      (207,011)
Stock options issued in connection with services performed                    45,531
Stock options issued in connection with Affiliate                            122,210
Warrants issued in connection with services performed                         80,461
Warrants issued in connection with financing activities
(see Notes Payable section)                                                5,595,106

1- On April 2, 2000, the Company acquired Dustcloud.com ("Dustcloud") for a purchase price of up to $300,000 in the form of issuance of shares of the Company's common stock. The Company has issued 23,668 shares of the Company's common stock valued at $150,000. The Company may make contingent payments to the sellers in the form of the Company's common stock valued at up to $150,000, based on the attainment of certain performance goals and based upon the market price of common stock on the date of attainment. The market value of the contingent payments shall be determined as of the date upon which they are due. In consideration of their continued employment, the Company also issued to each of Dustcloud's two employees options to purchase 50,000 shares of common stock. The options have an exercise price of $6.50 and vest over three years.

2- On September 13, 2000, the Company acquired Debsfunpages.com for a total purchase price of $250,000. An initial installment of $100,000 was paid upon closing in the form of issuance of 10,724 shares of the Company's common stock valued at $50,000 and $50,000 in cash. The remaining $150,000 of cash payments is to be paid in three installments of $50,000 each.

3- On August 23, 2000, the Company purchased Send4fun.com for a total purchase price of $650,000, of which $300,000 would be through issuance of the Company's common stock. As of December 31, 2000, 20,460 shares have been issued valued at $100,000, and the remaining shares valued at $200,000 are due to be issued in two installment during the next quarter.

4- On October 11, 2000, the Company purchased Spreadingjoy.com from three employees for a total purchase price of $300,000 to be paid through the issuance of the Company's common stock. An initial installment of 25% of the purchase price was paid upon closing in the form of issuance of 21,426 shares of the Company's common stock valued at $75,000. The remainder will be issued over the next 12 months (25% every four months).

5- On June 2, 2000, the Company completed its acquisition of the remaining 5 percent of capital stock of The Big Network, Inc. by issuing an additional 90,160 shares of its common stock valued at $6.125 (market price at the original acquisition date of August 31, 1999).

(5)  FIXED ASSETS

     Fixed assets, at cost, consist of the following:

                                                        December 31, 2000    March 31, 2000
                                                        -----------------    --------------
Furniture and fixture.................................     $   25,575          $    59,672
Computers and equipment...............................        815,716            1,098,907
Purchased software....................................        141,093              253,137
Leasehold improvements................................                              48,543
                                                           ----------          -----------
                                                              982,384            1,460,259
Less accumulated depreciation and amortization........        226,480              270,188
                                                           ----------          -----------
     Fixed assets, Net................................     $  755,904          $ 1,190,071
                                                           ==========          ===========

     Accumulated amortization of purchased software as of December 31, 2000 and 1999 was $62,337 and $30,812, respectively. Depreciation expense from the continuing operations for the reporting periods was as follows:

                                                       Nine Months Ended
                                                          December 31,
                                                       2000           1999
                                                      ------         ------
Depreciation expense.........................        $131,551        $19,991

(6)  OTHER INTANGIBLES

     Other intangibles consist primarily of the purchase price of web sites acquired:

                                             December 31, 2000    March 31, 2000
                                             -----------------    --------------
Domain names................................   $   1,746,181      $     657,458
Customer lists..............................         100,000            400,000
Other.......................................            -                 7,073
                                                ------------      -------------
                                                   1,846,181          1,064,531
Less accumulated amortization...............         153,749            153,319
                                                ------------      -------------
Other Intangible, Net.......................   $   1,692,432      $     911,212
                                                ============      =============

(7)  SIGNIFICANT CONCENTRATIONS

     The Company maintains internet advertising contracts with approximately 100 customers. However, revenue from two related customers has accounted for 18% and 30% of advertising revenues for the three-month and nine-month periods ended December 31, 2000. On November 3, 2000, the Company was served with a 10-day notice of intent to cancel by Emazing, Inc., one of the two above-mentioned customers.

     The Company also has acquired a number of web sites collectively referred to as "Funpages". Domain names such as Justsaywow.com, Send4fun.com, Funpageland.com, Debsfunpages.com fall under such category. Under the terms negotiated the previous owners of Funpages have become full-time employees of the Company and receive commissions based on the performance of their sites as their compensation. Under the current employment agreements, if the Company fails to pay such commissions within fourteen months of when they were earned, the domain names along with the database of a portion of their users may be returned to these individuals. The Company estimates that approximately 50% of its advertising revenue for the current quarter was generated from its entire database of users and the portion that may be returned represents approximately 18% of the 17 million users as of December 31, 2000. Currently, no amounts for a period in excess of three months is due to these individuals.

(8)  NOTES PAYABLE

Notes payable consist of the following:

1- A secured promissory note to New Technology Holdings, Inc. ("NTH"), dated September 6, 2000, in the amount of $3,155,670. This note bears an interest rate of prime rate plus 2%, is payable on demand after the six-month anniversary, and grants the lender first priority security interest in all the assets of the Company. In a related transaction, the Company entered into a subscriber acquisition agreement to provide subscriber names to two of NTH's subsidiaries, Indimi, Inc. ("Indimi") and Emazing, Inc. ("Emazing"), at a rate of $0.80 per new subscriber. According to this agreement NTH may, in its sole discretion, deduct $0.35 from each subscriber fee payable and apply it against the outstanding principal amount of the above promissory note. Through December 31, 2000, the Company has recorded approximately $3.2 million of advertising revenue in connection with this agreement and NTH has deducted $660,453 from its payments to the Company to be applied against the principal amount of the loan, leaving a balance of $2,495,218 for this loan at December 31, 2000. The Company also has issued warrants in connection with this note, which is explained in the warrants section (see note # 10-Warrants).

2- On April 26, 2000, the Company received $1,020,444 pursuant a promissory note to SFX Entertainment, Inc., a Delaware corporation. This note is collateralized by 4,841,000 shares of the Company belonging to Brad Greenspan, Chairman of eUniverse, Inc. The note bears an interest rate of 12% and was payable in full on August 25, 2000 but remains unpaid as of the date of this filing.

3- On July 7, 2000, the Company received $450,000 pursuant to a promissory note to VideoGame Partners, LLC, a Delaware company. The interest rate on this loan was 6% and the loan was payable on August 31, 2000. The interest rate on the unpaid balance of this note after the maturity date increased to prime rate plus 6%. This loan remains unpaid as of December 31, 2000 (see note # 10-Warrants).

4- On October 7, 2000, the Company purchased FunnyGreetings.com from Jody Henderson for cash payments totaling $2,000,000 payable over 24 months. As of the date of this filing, this liability has been recorded as a short-term and a long-term debt of $940,000 each, with the remaining $120,000 to be allocated to interest expense. As of December 31, 2000, $15,000 of such interest expense has been paid.

5- On May 31, 2000, pursuant to a promissory note to GrayBox, LLC, a Nevada limited liability company, the Company received $250,000. The interest rate on this loan was 6% and the maturity date was August 31, 2000. This note was fully paid off by the maturity date (see note # 10-Warrants).

(9)  COMMITMENTS AND CONTINGENCIES

     a) The Company has entered into several agreements to share revenues with individuals who have provided the Company with computer games, which the Company has been operating on its web sites. The individuals have granted the Company usage of the computer games for up to a 25% royalty of advertising revenue generated from the usage of the game on the Company's web sites. As of December 31, 2000, the Company has no material liabilities or expenses due under these agreements.

     b) The Company leases office space under non-cancelable operating lease agreements that expire within the next five years. Future minimum lease payments under these non-cancelable operating leases are as follows:

                                                              March 31,
                                                             ----------
2001......................................................   $   72,615
2002......................................................      282,710
2003......................................................      234,765
2004......................................................      220,822
2005......................................................      165,600

     Rent expense from the continuing operations for the reporting periods were as follows:

                                                Nine Months Ended
                                                   December 31,
                                                 2000      1999
                                                ------    ------
Rent expense................................   $252,151   $25,775

     c) On December 9, 1999, The Isosceles Fund Limited, a Bahamian corporation ("Isosceles"), filed suit in the Superior Court of California against the

Company, Brad Greenspan (the Company's chairman), Gerard Klauer Mattison & Co., Inc. ("GKM") and ten unnamed individuals seeking damages based on (i) breach of an alleged subscription agreement between Isosceles and the Company to purchase common stock of eUniverse, (ii) breach of an implied covenant of good faith and fair dealing in connection with the alleged subscription agreement, and (iii) intentional interference with the alleged subscription agreement by GKM and ten unnamed individuals. With respect to each count of the cause of action, Isosceles has claimed damages of $1,750,000. Isosceles has also requested that the court award exemplary and punitive damages, interest, costs of suit and such other relief as the court may deem fair, just, equitable and proper. The Company believes the allegations in the complaint are without merit and will defend the suit vigorously.

(10) EQUITY COMPENSATION PLAN

     Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 9,000,000 shares of common stock have been reserved for issuance under the Plan. For the nine months ended December 31, 2000, the Plan's activities were as follows:

STOCK OPTIONS:

                                                                                            WEIGHTED
                                                           NUMBER OF          EXERCISE       AVERAGE
                                                             SHARES             PRICE         PRICE
                                                             ------             -----         -----
Outstanding at 3-31-2000..............................      4,037,594         $3.00-13.00     $5.39
Granted...............................................      4,310,380          2.75- 7.98      3.35
Cancelled.............................................     (1,507,844)         3.00-13.00      4.89
Reissued..............................................         --
Exercised.............................................         --
Forfeited.............................................         --
                                                           ----------      ---------------    -----
Outstanding at 12-31-2000..............................     6,840,130         $2.75-13.00     $4.08
                                                           ----------      ---------------    -----
Options exercisable at 12-31-2000 .....................     1,514,952         $3.00-13.00     $4.96
                                                           ----------      ---------------    -----

     The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted. Since the company has granted all its stock options at an exercise price equal to or above the quoted market value on the measurement date, no compensation expense related to issuance of stock options to employees has been recorded.

     Pursuant to FASB Interpretation No. 44, the Company accounts for its repriced options as a variable plan. Compensation is measured as the difference between the fair market value and the exercise price of the option at the reporting period, recognized in the financial statements over the service period.

     On September 15, 1999, the Company cancelled 1,932,000 options, which had been granted to employees on June 15, 1999 with a weighted average exercise price of $9.67, and reissued 1,642,200 (85 percent) options with a weighted average exercise price of $6.00 and a vesting period of three years to the same employees. Compensation expense related to these options of $207,010 was recorded on March 31, 2000 and presented in the Company's financial statements as stock-based compensation.

     During the reporting period, this entry was reversed to reflect the fact that the fair market value as of the statement date remains below the exercise price of these options. Moreover, $300,000 of stock-based compensation expense has been recorded to reflect the value of additional shares to be issued related to the performance of JustSayWow.com and Funpageland.com. The following table presents the amount of stock-based compensation that would have been recorded under the following income statement categories if the stock-based compensation had not been separately stated in the financial statements.

                                                 Nine Months Ended
                                                    December 31,
                                                 2000         1999
                                                 ----         ----
Marketing and Sales.........................  $ 297,065    $ 149,183
Product Development.........................    (19,656)       9,255
General and Administrative..................   (164,598)       3,450
                                              ---------    ---------
     Total stock based compensation........   $ 112,811    $ 161,888
                                              =========    =========

WARRANTS:

                                                               NUMBER
                                                              OF SHARES    EXERCISE PRICE
                                                              ---------    --------------
Outstanding at 3-31-2000....................................  1,026,677      $ 2.74-10.00
Granted.....................................................  1,918,103      $ 1.00-12.00
Exercised...................................................    (80,000)         6.00
Exercised...................................................     --
Forfeited...................................................     --
                                                              ----------    --------------
Outstanding at 12-31-2000....................................  2,864,780     $ 2.74-12.00
                                                              ----------    --------------
Warrants exercisable at 12-31-2000...........................  2,864,780     $ 2.74-12.00
                                                              ----------    --------------

1- In connection with a loan from New Technology Holdings, Inc. in the amount of $3,155,670 (see Note # 8-1), the Company has issued 1,101,260 warrants to the lender. The first 701,260 of these warrants have an exercise price of $4.50 per share, the next 200,000 warrants, exercisable after the original 701,260 have been exercised, have an exercise price of $5.00 per share. The last 200,000 warrants, exercisable after the purchase of 901,260 shares, have an exercise price of $6.00 per share. These warrants have been valued at $3,323,984 on the financial statements using the Black Scholes option pricing model with a risk free interest rate of 6.25%, a volatility of 108%, no expected dividend yield, and a life of 4 years.

2- In connection with the Company defaulting in one of the provisions of a loan from VideoGame Partners, LLC in the amount of $450,000 (see Note # 8-3), and in consideration for the payment of $25,000 by VideoGame Partners, the Company issued warrants to purchase 500,000 shares of the Company's common stock at a purchase price of $1.00 per share. These warrants have been valued at $1,812,702 on the financial statements using the Black Scholes option pricing model with a risk free interest rate of 6.25%, a volatility of 107% with no expected dividend yield, and a life of one year.

3- In connection with a loan from GrayBox, LLC in the amount of $250,000 (see Note # 8-4), and in consideration for receiving $8,000, the Company issued warrants for 80,000 shares of the Company's common stock to the lender at an exercise price of $6.00. In connection with this loan and as a replacement for the warrants therein, the Company agreed to cause one of its shareholders to sell 100,000 shares of the Company's common stock (the "Replacement Shares") to GrayBox at a purchase price of $1.80 per share by June 30, 2000. Upon receipt by GrayBox of the 100,000 Replacement Shares, GrayBox agreed to tender the warrants back to the Company. On June 22, 2000, the transaction involving the sale of Replacement Shares took place and the original 80,000 warrants were subsequently canceled by the Company. The Replacement Shares have been valued at $458,421 on the financial statements using the Black Scholes option pricing model with a volatility of 104%, risk free interest rate of 6.25%, no expected dividend yield, and life of one month.

(11) SEGMENTED DISCLOSURES

     The following table represents segmented reporting for the nine month period ending December 31, 2000 and 1999:

                                                           PRODUCT   SERVICES   CORPORATE    TOTAL
(000'S)                                                    -------   --------   ---------    -----
NINE MONTHS ENDED DECEMBER 31, 2000:
Revenue.................................................  $          $11,429      $  --    $ 11,429

Operating loss..........................................              (1,722)   (3,276)*    (4,998)
Net interest income and expense.........................                        (4,933)     (4,933)
                                                          -------     -------   -------     -------
Pre tax loss............................................              (1,722)   (8,209)     (9,931)
Net loss................................................              (1,722)   (8,209)     (9,931)
Assets..................................................              18,605     9,594*     28,208
Depreciation and amortization...........................               1,728       178       1,906
Fixed assets additions..................................                 359                   359

NINE MONTHS ENDED DECEMBER 31, 1999:
Revenue.................................................                 738         --        738

Operating loss..........................................              (1,673)   (2,309)*    (3,982)
Net interest income and expense.........................                            58          58
Loss allocated o minority interest......................                            16          16
                                                           -------    -------   -------    -------
Pre tax loss...........................................               (1,673)   (2,235)     (3,908)
Net loss...............................................               (1,673)   (2,235)     (3,908)
Assets..................................................    10,029    17,582     1,401*     29,012
Depreciation and amortization...........................                 869        11         880
Fixed assets additions..................................       517       252        11         658

     *Significant reconciling items in the corporate columns are as follows (in 000's):

NINE MONTHS ENDED DECEMBER 31, 2000:

Operating loss: Professional fees $927; Compensation $1,071; Consulting $380; Investor and public relations $283; Bad debt allowance $332.

Assets: Accounts receivable $2,898; Deferred charges $1,403; Goodwill and other intangible $4,176.

NINE MONTHS ENDED DECEMBER 31, 1999:

Operating loss: Professional fees $697; Compensation $732; Consulting $229; Investor and public relations $393;

Assets: Cash $680; Accounts receivable $216; Other intangible assets $173.

(12) Going Concern Issue

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses and negative cash flows from operations since its inception. The Company currently does not have sufficient cash reserves and working capital surplus to fund its operations, and its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.

     Management believes that divesting its eCommerce operations will enable the Company to become cash flow positive in the near future. Management also will attempt to raise additional working capital through equity and/or debt financings in the upcoming months. The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has a limited operating history, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the rejection of the Company's services by Internet consumers or advertisers and the inability of the Company to maintain and increase the levels of traffic on its web sites, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan and obtain additional equity and/or debt financing, certain assets may not be recoverable.

(13) Subsequent Event

     On February 14, 2001, the Company and NTH amended the subscriber acquisition agreement and secured promissory note between the companies. Under the revised terms of the note, NTH extended the date on which it may demand repayment to December 31, 2001. Additionally, NTH agreed to a payment of outstanding amounts owed to the Company under the existing subscriber agreement and the parties agreed to terminate the remaining subscriber acquisition agreement as of January 16, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for the current quarter reflect the consolidated operations of eUniverse, Case's Ladder, Gamer's Alliance and Big Network. Results for the comparable period in 1999 include only those of eUniverse, Case's Ladder (since May 30, 1999), Gamer's Alliance (since June 30, 1999) and Big Network (since September 1, 1999). Effective October 10, 2000,the products business segment of eUniverse was sold to CLBL, Inc. and the results of that segment are treated as a discontinued operation in the financial statements. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS -- QUARTER ENDED DECEMBER 31, 2000 VS. 1999

NET SALES

     Net service sales include advertising, sponsorship and membership revenues.

                                        QUARTER ENDED                NINE-MONTHS ENDED
                                        DECEMBER 31,                   DECEMBER 31,
                                  --------------------------   --------------------------
                                   2000     1999    % CHANGE    2000     1999    % CHANGE
                                   ----     ----    --------    ----     ----    --------
                                  (IN THOUSANDS)               (IN THOUSANDS)
Net sales......................  $4,566    $  421       984%   $11,429   $  738     1449%

     For the quarter ended December 31, 2000, total revenues increased more than 10 times or $4.1 million. The increases were attributable to both the acquisitions that have occurred in the past year and the development of our advertising network for which we provide advertising. The increased development of our network and the Funpage sites have caused revenues to grow almost 12% for the current quarter versus the three-month period ended September 30 of this year. For the nine-month period net sales increased more than 15 times over the prior year period as a result of the same factors noted above. Revenues also include barter and non-cash advertising where we exchange banner and other ad impressions on our sites for similar quantities on our barter partner's sites or in exchange for equity ownership in the partner. Barter revenues and equity revenues were $250,000 for the current quarter, or 5%, and represented less than 3% of revenues for the nine months. The Company had no barter transactions for the prior year. We expect that advertising revenues will continue to grow as a result of our emphasis in developing our own sites and our network as well as realizing larger benefits of the acquisitions.

GROSS PROFIT

     Gross profit is calculated as net sales less the cost of sales, which consists of the cost related to our advertising network.

                                       QUARTER ENDED               NINE-MONTHS ENDED
                                       DECEMBER 31,                  DECEMBER 31,
                                ----------------------------   ----------------------------
                                2000      1999      % CHANGE   2000      1999      % CHANGE
                                ----      ----      --------   ----      ----      --------
                                (IN THOUSANDS)                 (IN THOUSANDS)
     Gross Profit.............$4,221     $ 433        103%   $ 9,872   $  722        1267%
     Percentage of sales......  92.4%    102.7%                86.4%     97.9%

     For the quarter ended December 31, 2000, combined gross profit decreased as a percentage of net sales from 103% to 92% but increased significantly in absolute dollars from $0.4 million to $4.2 million over the same period in 1999, reflecting the substantial increase in sales to include advertising and membership revenues as noted above. The gross margin percentage decreased due to costs related to the eUniverse advertising network developed earlier in this calendar year. For the nine-month period, margins declined from 98% to 86%, however overall gross profits increased dramatically from $0.7 million to $9.9 million. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. However, the Company over time will continue to focus on increasing advertising revenue, particularly for the gamers community and Funpage sites, and improving margins.

MARKETING AND SALES

     Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing and selling activities.

                                      QUARTER ENDED                  NINE-MONTHS ENDED
                                      DECEMBER 31,                     DECEMBER 31,
                               ----------------------------   ----------------------------
                               2000      1999      % CHANGE    2000      1999     % CHANGE
                               ----      ----      --------    ----      ----     --------
                               (IN THOUSANDS)                 (IN THOUSANDS)
Marketing and Sales..........$1,950      $517         277%    $6,793     $792        758%
Percentage of sales........... 42.7%     50.4%                  59.4%    59.0%

     For the quarter ended December 31, 2000, marketing and sales expenses increased by $1.4 million, or 277%, over the comparable period in 1999 due to factors principally related to rapid growth of the Company. This $1.5 million increase was driven by both the rapid expansion of our sites and acquisitions that occurred throughout the prior year. Specific increases for the current quarter over the same period last year include the following: payroll of $318,000, consulting and other services of $13,000, facilities of $68,000, and commissions and incentive compensation relating to our acquisitions of $1.0 million. For the nine-month period ended December 31, 2000, marketing and sales expenses increased $6.0 million over the comparable period in 1999 for the same reasons cited above in the comparison of the current quarter to the same period last year. Specific increases for the nine-month period ended December 31, 2000 include the following: payroll expense of $1.0 million, advertising and promotion expense of $1.0 million, consulting and other service expense of $287,000, facilities expenses of $273,000, and commissions and incentive compensation relating to our acquisitions of $3.2 million. We intend to continue our branding and marketing campaigns and expect sales expenses to increase significantly in absolute dollars. However, the commissions and incentive compensation related to our acquisitions are expected to decrease after the initial contract periods beginning in the second quarter of our next fiscal year.

PRODUCT DEVELOPMENT

     Product development expenses consist of payroll and related expenses for developing and maintaining the Company's web sites and supporting technology.

                                      QUARTER ENDED                 NINE-MONTHS ENDED
                                       DECEMBER 31,                    DECEMBER 31,
                                ----------------------------   ----------------------------
                                2000      1999     % CHANGE    2000      1999     % CHANGE
                                ----      ----     --------    ----      ----      --------
                                (IN THOUSANDS)                 (IN THOUSANDS)
Product Development...........$1,026      $340        202%   $2,781      $562        395%
Percentage of sales...........  22.5%     33.2%                24.3%     41.9%

     For the quarter ended December 31, 2000, product development costs increased $686,000, or 202%, over the comparable period in 1999 as a result of increased payroll and internet expense due to our rapid expansion in network traffic and website development. The $686,000 increase for the current quarter came from $362,000 in payroll related costs and $366,000 in facilities and Internet fees. Outside services declined by $42,000. For the nine-month period ended December 31, 2000, costs increased $2.2 million over the comparable period in 1999 as a result of our expansions and acquisitions. The $2.2 million increase for the nine-month period came from $1.1 million in payroll related costs, $241,000 in consulting and outside development services and the remaining $859,000 in facility and

Internet fees. We expect that costs will continue to increase each quarter commensurate with our revenue increases and will show increases over the prior year due to acquisitions in the past year.

GENERAL AND ADMINISTRATIVE

     General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses.

                                     QUARTER ENDED                  NINE-MONTHS ENDED
                                      DECEMBER 31,                     DECEMBER 31,
                               ----------------------------   ----------------------------
                               2000      1999      % CHANGE    2000      1999     % CHANGE
                               ----      ----      --------    ----      ----     --------
                                   (IN THOUSANDS)                 (IN THOUSANDS)
General and administrative...$1,097    $1,136         (3%)    $3,408   $2,329        46%
Percentage of sales..........  24.0%     33.2%                  29.8%   173.5%

     For the quarter ended December 31, 2000, G&A costs declined somewhat by $39,000, or 3%, compared to the comparable period in 1999 due to reduced acquisition and Securities and Exchange Commission registration activity. For the current quarter payroll costs increased by $133,000 over last year, but decreases in accounting and legal of $85,000 and professional consulting services of $174,000 offset this and other increases of $85,000 in office, depreciation and facility expense. For the nine-month period ended December 31, 2000, G&A costs increased $1.1 million, or 46%, over the comparable period in 1999. The increase in G&A expenses result from our business expansion and acquisitions in the current year. The increased expenses include payroll expense of $339,000, accounting and legal expense of $231,000, professional services of $179,000 and other office, depreciation and facility expense increases of $330,000. The Company expects G&A costs to continue to increase commensurate with its expansion plans.

AMORTIZATION OF INTANGIBLES

                                            QUARTER ENDED                   NINE-MONTHS ENDED
                                             DECEMBER 31,                      DECEMBER 31,
                                        ---------------------             ---------------------
                                        2000             1999             2000             1999
                                        ----             ----             ----             ----
                                             (IN THOUSANDS)                    (IN THOUSANDS)
Amortization of intangibles..........   $632            $ 461           $1,775            $ 860

     The current period charges reflect the stock acquisitions of Case's Ladder, Gamer's Alliance, Big Network and Pokemon Village and the asset acquisitions of Funone, JustSayWow, Dustcloud and other minor acquisitions.

It is likely that the Company will continue to expand its business through acquisitions and investments, which will cause amortization costs to increase.

STOCK-BASED COMPENSATION

     Stock-based compensation is comprised of the portion of acquisition related consideration conditioned on the continued tenure of key employees, which must be classified as compensation expense under generally accepted accounting principles. Additional stock-based compensation is recorded for stock price fluctuations that affect compensation expense for options that were repriced in December 1999.

                                           QUARTER ENDED                    NINE-MONTHS ENDED
                                            DECEMBER 31,                       DECEMBER 31,
                                        ---------------------             ---------------------
                                        2000             1999             2000             1999
                                        ----             ----             ----             ----
                                             (IN THOUSANDS)                    (IN THOUSANDS)
Stock-based Compensation.............   $200            $  79             $113           $  162

     The expenses for the quarter are attributable to performance bonuses in connection with the acquisitions of JustSayWow and Funpageland, while expenses for the other periods derive from variable stock compensation in connection with repricing of options to employees in December 1999.

OPERATING LOSS

                                  QUARTER ENDED                    NINE-MONTHS ENDED
                                   DECEMBER 31,                       DECEMBER 31,
                               ----------------------            ---------------------
                               2000             1999             2000             1999
                               ----             ----             ----             ----
                                  (IN THOUSANDS)                    (IN THOUSANDS)
Operating (Loss)........     $  (685)        $(2,101)        $(4,998)         $(3,982)
Percentage of sales.....      (15.0%)        (499.0%)         (43.7%)         (539.5%)

     For the quarter ended December 31, 2000, the operating loss decreased from $2.1 million to $0.7 million over the comparable period in 1999 due to the rapid growth in high margin revenues and gross profits that more than offset increases in expenses. For the nine-month period ended December 31, 2000, the operating loss increased from $4.0 million to $5.0 million for the comparable period in 1999. The principal cause was the increase in amortization expense of $1.0 million.

NON-OPERATING INCOME AND (EXPENSE)

                                  QUARTER ENDED                    NINE-MONTHS ENDED
                                   DECEMBER 31,                       DECEMBER 31,
                               ----------------------            ---------------------
                               2000             1999             2000             1999
                               ----             ----             ----             ----
                                  (IN THOUSANDS)                    (IN THOUSANDS)
Interest income ........     $     5           $  19          $    17           $   58
Interest expense........     $(2,068)          $  --          $(4,950)          $   --
Minority interest ......          --              --               --             ( 16)

     Interest and financing expense for the quarter for the short-term loans were primarily from recognition of the costs related to the issuance of warrants in connection with the short-term loans provided during the previous quarter that were being amortized over 6 months. A total of 1,701,260 options and warrants were issued and have been valued at $5.6 million. Additionally, stock valued at almost $0.3 million and charged here was issued in connection with the purchase of our common stock from the purchaser of the CD Universe assets. For the quarter and nine-months, $2.1 million and $5.0 million was expensed, respectively. A balance of $1.3 million remains to be expensed in the coming quarter. In the prior year we had no interest or financing expense.

INCOME TAXES

     The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. Utilization of the Company's net operating loss carry forwards, which begin to expire in 2011, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding realizability of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

LOSS FROM CONTINUING OPERATIONS

                                  QUARTER ENDED                    NINE-MONTHS ENDED
                                   DECEMBER 31,                       DECEMBER 31,
                               ----------------------            ---------------------
                               2000             1999             2000             1999
                               ----             ----             ----             ----
                                  (IN THOUSANDS)                    (IN THOUSANDS)
Net (Loss)..............     $(2,748)         $(2,082)        $(9,931)         $(3,908)
Percentage of sales.....      ( 60.2%)         (494.3%)        ( 86.9%)         (529.8%)

    For the quarter ended December 31, 2000, net loss increased from $2.1 million to $2.7 million due to the financing expenses discussed above. For the nine-month period ended December 31, 2000, the net loss increased from $3.9 million to $9.9 million for the comparable period in 1999. Financing and amortization expenses during the current year account for the increased losses.

NET LOSS FROM DISCONTINUED OPERATIONS

                                  QUARTER ENDED                    NINE-MONTHS ENDED
                                   DECEMBER 31,                       DECEMBER 31,
                               ----------------------            ---------------------
                               2000             1999             2000             1999
                               ----             ----             ----             ----
                                  (IN THOUSANDS)                    (IN THOUSANDS)
Loss from discontinued
  operations..............    $(254)           $(925)         $(4,046)         $(2,404)
Loss from disposal of segment
  (net of taxes) ..........    ( 57)              --           (9,871)              --

     In September 2000, our Board of Directors approved a plan for disposal of the products (eCommerce) segment of the business, and an agreement was signed on October 3, 2000 to sell the assets of the segment to CLBL, Inc., a company owned by Charles Beilman, previously a director and officer of eUniverse, Inc. The transaction was closed on October 10, 2000 and provided for CD Universe to receive $1 million in exchange for the tangible and intangible assets of the business. Additionally, eUniverse received $500 thousand for advertising on its sites of CLBL over the next six months. eUniverse has elected to treat this as a discontinued operation, as such presentation is believed to be clearer to shareholders.

     For the quarter the discontinued operations incurred losses of $254,000 bringing the nine-month total to a loss of $4.0 million. A loss on the disposal of assets of $9.8 million was also incurred, principally consisting of a loss on disposal of intangible assets. Accordingly, we do not expect to record any material expense in the future relating to this segment.

LIQUIDITY AND CAPITAL RESOURCES

     Since April 14, 1999, the Company has satisfied its cash requirements primarily through private placements of equity securities (including the $6.3 million net proceeds raised in April 1999) and short-term loans and cash flow from sales of music CD's and videos.

     Net cash used in operating activities was $5.7 million and $2.7 million for the nine-month periods ended December 31, 2000 and 1999, respectively. Net operating cash flows were primarily attributable to net losses and increases in current assets after offsets by increases in current liabilities and by non-cash charges for depreciation and amortization and the losses on discontinued operations.

     Net cash used in investing activities was $0.3 million and $1.2 million for the nine-month periods ended December 31, 2000 and 1999, respectively. In the nine-months, $318,000 was used for fixed asset purchases offset by $42,000 in changes of other assets and deposits. Investments for 1999 consisted of $1.9 million for acquisitions less proceeds received through acquisitions, and purchases of fixed assets in the amount of $185,000.

     Net cash provided by financing activities of $4.0 million for the nine-month period ended December 31, 2000 resulted from proceeds from short-term loans from new investors of $5.3 million less repayments. One loan with an outstanding balance of $2.4 million is payable on demand, but is currently being repaid through deductions from ongoing receivables. Loans of approximately $1.5 million remain unpaid past their maturity date and are effectively in default. The Company will incur additional default interest on these loans of approximately $2,500 monthly. Additionally, the lenders on these past-due loans could demand immediate payment and initiate legal proceedings against the Company. Of the $1.5 million in past-due loans, one note in the principal amount of $1.02 million is secured by 4.8 million shares of our common stock owned by Mr. Greenspan. For the comparable period in 1999, cash flows from financing activities were $6.2 million, which resulted from net proceeds of $6.3 million from the sale of 1.8 million shares of preferred stock and 997,835 shares of common stock, plus repayments of advances to an officer and affiliates offset by advances to employees made in conjunction with acquisitions.

     As of December 31, 2000, the Company's principal commitments include obligations for leases amounting to approximately $275,000, annually. Continued acquisitions and investments may also require future capital expenditures.

     The Company currently has minimal cash reserves and working capital surplus to fund its operations, and its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional funds through public or private equity financing, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations. Cash was used principally to finance working capital requirements. Management will attempt to raise additional working capital through additional equity and/or debt financings in the upcoming year. There can be no assurance that such financing can be successfully completed on terms acceptable to the Company.

     The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has a limited operating history, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the rejection of the Company's services by Internet consumers or advertisers and the inability of the Company to maintain and increase the levels of traffic on its web sites, as well as other risks and uncertainties. In the event that the Company does not successfully implement its plan for additional funding, certain assets may not be recoverable.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On December 9, 1999, The Isosceles Fund Limited ("Isosceles") filed suit in the Superior Court of California against the Company, Brad Greenspan, Gerard Klauer Mattison & Co., Inc. ("GKM") and ten unnamed individuals seeking damages based on (i) breach of an alleged subscription agreement between Isosceles and the Company to purchase common stock of eUniverse,
(ii) breach of an implied covenant of good faith and fair dealing in connection with the alleged subscription agreement, and (iii) intentional interference with the alleged subscription agreement by GKM and ten unnamed individuals.

         On November 1, 2000, Ballsbridge Finance Ltd. (""Ballsbridge") filed a lawsuit against the Company in the California Superior Court for the County of Los Angeles seeking damages based on breach of contract and related claims based on the Company's alleged refusal to authorize transfer of 55,000 unregistered shares of eUniverse common stock originally issued to Ballsbridge in or about May of 1999.

         On February 2, 2001, Isosceles, Ballsbridge and the Company entered into a Stipulation For Settlement in mediation and have agreed to settle two pending lawsuits against eUniverse. The settlement agreement calls for the issuance of unregistered shares of eUniverse Common Stock to Isosceles. Additionally, the Board of Directors of eUniverse will rescind its resolution to cancel the shares already issued to Ballsbridge, which shares have remained on the Company's books and which resolution to cancel such shares has never been carried out due to ongoing settlement discussion with Ballsbridge. The settlement agreement also provides for the dismissal of the lawsuits filed by Isosceles and Ballsbridge.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

1. As a result of the Company defaulting on a loan from VideoGame Partners, LLC in the amount of $450,000, and in consideration for the payment of $25,000 by VideoGame Partners, LLC pursuant to the remedies upon default under the loan, as of September 8, 2000 the Company issued to VideoGame Parnters LLC a warrant to purchase 500,000 shares of the Company's common stock at a purchase price of $1.00 per share.

2. On August 23, 2000, the Company purchased Send4fun.com for a total purchase price of $650,000, of which $300,000 would be through issuance of the Company's common stock. As of December 31, 2000, 20,460 shares have been issued valued at $100,000, and the remaining shares valued at $200,000 are due to be issued in two installments during the next quarter.

3. On October 11, 2000, the Company purchased Spreadingjoy.com from three employees for a total purchase price of $300,000 to be paid through the issuance of the Company's common stock. An initial installment of 25% of the purchase price was paid upon closing in the form of issuance of 21,426 shares of the Company's common stock valued at $75,000. The remainder will be issued over the next 12 months (25% every four months).

4. eUniverse issued 121,200 warrants to two preferred shareholder to purchase shares of common stock at an exercise price of $2.75 per share, as consideration for such preferred shareholders' agreements to delay conversion of their preferred stock. These warrants expire two years after the date of issuance.

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

ITEM 5.  OTHER INFORMATION.

     On August 8, 2000, the Executive Committee of the Board of Directors of the Company approved the relocation of the Company's headquarters from 101 North Plains Industrial Road, Wallingford, Connecticut to 3600 Wilshire Boulevard, Suite #1700, Los Angeles, California.

     On November 16, 2000, Gordon Landies resigned as a Director of the
Company. On January 22, 2001, the Board of Directors of the Company elected Ryan
A. Brant as a Director of the Company, filling the vacancy created by Mr. Landies' resignation.

     As of September 29, 2000, the Board of Directors of the Company approved an increase in annual compensation to be paid to Brad Greenspan from $120,000 to $170,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number           Exhibit Title/Description
- ------           --------------------------
3.01 --    Articles of Incorporation of eUniverse.(1)
3.02 --    Amendment to Articles of Incorporation of eUniverse regarding change of name.(1)
3.03 --    Certificate of Amendment of Articles of Incorporation regarding issuance of Preferred Stock.(1)
3.04 --    Bylaws of eUniverse.(1)
3.05 --    Amendment to Bylaws.(1)
3.06 --    Designation of Preferred Stock of Motorcycle Centers of America, Inc. dated April 7, 1999, as filed with the Secretary of the State of Nevada, which defines the rights and preferences of the
           Preferred Stock of eUniverse.(1)
3.06.01    First Amendment to Designation of Stock of eUniverse, Inc. f/k/a Motorcycle Centers of America,
           Inc. and First Amended and Restated Certificate of Designation of Series A 6% Convertible Preferred
           Stock of eUniverse, Inc., dated as of February 2, 2000.(6)
10.01 --   Stock Purchase Agreement by and between Palisades Capital, Inc. and Charles Beilman, dated as of
           October 1, 1998 (the "Stock Purchase Agreement").(1)
10.02 --   Amendment to Stock Purchase Agreement, dated December 29, 1998.(1)
10.03 --   Amendment No. 2 to Stock Purchase Agreement, dated February 11, 1999.(1)
10.04 --   Amendment No. 3 to Stock Purchase Agreement, dated as of March   , 1999.(1)
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
10.08 --   Entertainment Universe, Inc. Registration Rights Agreement, dated as of April 1999.(1)
10.09 --   Assignment and Assumption Agreement by and between Entertainment Universe, Inc. and Motorcycle
           Centers of America, Inc., dated as of April 14, 1999.(1)
10.10 --   Stock Purchase Agreement by and among Motorcycle Centers of America, Inc. and the shareholders of
           Case's Ladder, Inc., dated as of April 21, 1999.(1)
10.11 --   Contract of Employment by and between Entertainment Universe, Inc. and William R. Wagner, dated
           March 25, 1999.(1)
10.12 --   Employment Agreement by and between eUniverse, Inc. and Leland N. Silvas, dated as of April 14,
           1999.(1)
10.13 --   Letter agreement between Entertainment Universe, Inc. and E.P. Opportunity Fund, L.L.C. regarding appointment of a director of Entertainment Universe, Inc., dated April 6, 1999.(1)
10.14 --   Modification and Restatement of Lease by and between Vincenzo Verna Trustee d/b/a Harvest
           Associates and CD Universe, Inc. for eUniverse's office space in Wallingford, Connecticut, dated as of February 1, 1999.(1)
10.15 --   Agreement and Plan of Reorganization by and among eUniverse, Inc., Gamer's Alliance, Inc., and
           Larry N. Pevnick and Robin T. Pevnick, Ten Ent., and Stan Goldenberg and Andrea R. Goldenberg, Ten
           Ent., dated as of the 1st day of July, 1999.(6)
10.15.1 -  Second Amendment to Agreement and Plan of Reorganization by and among eUniverse, Inc., Gamer's
           Alliance, Inc., and Larry N. Pevnick and Robin T. Pevnick, Ten Ent., and  Stan Goldenberg and
           Andrea R. Goldenberg, Ten Ent., dated as of the 12th day of November, 1999.(1)
10.16 --   Agreement and Plan of Reorganization by and among eUniverse, Inc., The Big Network, Inc., Stephen
           D. Sellers, John V. Hanke and Michael Sellers, dated July 30, 1999 (effective as of August 31,
           1999).(6)
10.17 --   Letter Agreement by and among Brad D. Greenspan, Charles Beilman, Stephen D. Sellers and John V.
           Hanke regarding appointment of a director of eUniverse, Inc., dated as of August 31, 1999.(6)
10.18 --   Employment Agreement by and between eUniverse, Inc. and James Haiduck, dated as of June 17, 1999.(6)
10.19 --   Employment Agreement by and between eUniverse, Inc. and Stephen D. Sellers, dated as of August 31,
           1999.(6)
10.21 --   eUniverse, Inc. Registration Rights Agreement dated July 30, 1999.(6)
10.22 --   Office Sublease by and between Golden Gate University and The Big Network, Inc., dated July 9,
           1999.(6)
10.23 --   Engagement Letter by and among Gerard Klauer Mattison & Co., Inc. by Entertainment Universe, Inc.
           and Brad Greenspan, dated February 24, 1999.(6)
10.24 --   Indemnification Agreement by Entertainment Universe, Inc. and Brad Greenspan in favor of Gerard
           Klauer Mattison & Co., Inc., dated February 24, 1999.(6)
10.25 --   eUniverse, Inc. 1999 Stock Awards Plan.(6)
10.26 --   Online Partner Agreement between CD Universe, Inc. and Accessio.com Inc., regarding US-Style, dated
           November 5, 1998.(1)
10.27 --   Employment Agreement by and between eUniverse, Inc. and Martin Hamilton, dated as of October 25,
           1999. Mr. Martin terminated his employment on March 2, 2000 to pursue other business opportunities.(1)
10.28 --   Web Advertising Agreement by and between eUniverse, Inc. and Mpath Interactive, Inc., dated as of
           August 13, 1999 and terminated as of February 1, 2000.  Portions of Exhibit 10.28 have been omitted pursuant to a request for confidential treatment, which was granted by the SEC.(2)
10.29 --   eUniverse, Inc. Common Stock Purchase Warrant to Gerard Klauer Mattison & Co., Inc., dated April
           14, 1999.(1)
10.30 --   Asset Purchase Agreement by and between eUniverse, Inc. and Scott Smith d/b/a Pokemonvillage.com
           and Quake City Gaming Network, dated as of February 1, 2000.(3)
10.31 --   Letter agreement by and among eUniverse, Inc. Take-Two Interactive Software, Inc. and Falcon
           Ventures Corporation, dated as of February 2, 2000.(3)
10.32 --   Employment Agreement by and between eUniverse, Inc. and William R. Wagner dated as of April 5,
           1999.(3)
10.33 --   Letter Agreement by and between eUniverse, Inc. and Christian Walter d/b/a Justsaywow.com dated
           February 20, 2000.(4)
10.34 --   Lease by and between Hamms Building Associates and Falcon Ventures Corp., dated as of July 27,
           1999.(5)

10.35 --  eUniverse, Inc. Common Stock Purchase Warrant to Michael Zaroff, dated December 10, 1999.(5)
10.36 --  eUniverse, Inc. Common Stock Purchase Warrant to Bob Agriogianis, dated December 10, 1999.(5)
10.37 --  eUniverse, Inc. Common Stock Purchase Warrant to Mark Bergman, dated January 15, 2000.(5)
10.38 --  eUniverse, Inc. Common Stock Purchase Warrant to Mark Bergman, dated February 15, 2000.(5)
10.39 --  Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of January 26,
          2000.(5)
10.39.01  First Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of March 31, 2000.(5)
10.39.02  Second Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of May 31, 2000.(6)
10.39.03  Third Amendment to Stock Option Agreement by and between eUniverse, Inc., Charles Beilman and Martin,
          Gasparrini & Chioffi, LLP, dated as of June 16, 2000.(6)
10.39.04  Fourth Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of July 31, 2000.(8)
10.39.05  Fifth Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of October 10, 2000.(9)
10.39.06  Sixth Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of October 30, 2000.(10)
10.39.07  Seventh Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of February 2, 2001.*
10.40 --  Letter agreement between eUniverse, Inc. and former shareholders of The Big Network, Inc. which provides eUniverse, Inc. with the right to purchase a minimum of 500,000 shares of eUniverse, Inc.
          common stock from former shareholders of The Big Network, Inc. (the "Big Network Buyout
          Agreement"), the closing of which shall occur on or before April 24, 2000.(5)
10.40.01  First Amendment providing for extension of closing date of the Big Network Buyout Agreement to May
          5, 2000.(7)
10.40.02  Second Amendment providing for extension of closing date of the Big Network Buyout Agreement to May
          19, 2000.(7)
10.40.03  Third Amendment providing for extension of closing date of the Big Network Buyout Agreement to May
          19, 2000.(7)
10.41 --  eUniverse, Inc. Common Stock Purchase Warrant to Salomon Grey Financial Corporation, dated March
          14, 2000 (terminated).(5)
10.42 --  eUniverse, Inc. Common Stock Purchase Warrant to Salomon Grey Financial Corporation, dated March
          14, 2000 (terminated). (5)
10.43 --  Agreement by and between eUniverse, Inc. and Take-Two Interactive Software, Inc., dated as of March
          16, 2000, providing for account marketing services.(5)
10.44 --  Agreement by and between eUniverse, Inc. and Take-Two Interactive Software, Inc., dated as of March
          16, 2000, providing for programming services.(5)
10.45 --  Letter agreement by and among eUniverse, Inc. and Erik MacKinnon and Dan Barnes d/b/a Dustcloud
          Media, dated March 29, 2000.(6)
10.46 --  Form of Warrant issued to certain eUniverse preferred shareholders on February 2, 2000.(7)
10.47 --  Asset Purchase Agreement by and between CD Universe, Inc. and CLBL, Inc., dated as of
          October 3, 2000.(9)
10.48 --  Letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc. and Charles Beilman,
          dated October 30, 2000.(10)
10.48.01  First Amendment to letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc.
          and Charles Beilman, dated November 6, 2000.(10)
10.49 --  Side letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc. and Brad D.
          Greenspan (with respect to Sections 2 and 4 only), dated October 30, 2000.(10)
10.49.01  First Amendment to Side Letter Agreement by and among eUniverse, Inc., Take-Two Interactive Software,
          Inc. and Brad D. Greenspan, dated November 6, 2000.(10)
10.50 --  Employment Agreement by and between eUniverse, Inc. and Will Griffin, dated as of September 1, 2000.(11)
10.51 --  eUniverse, Inc. Common Stock Purchase Warrant to VideoGame Partners, LLP, dated September 8, 2000.*
21.01 --  Subsidiaries of eUniverse, Inc.(5)

- ---------
* Filed herewith.

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

(6) Incorporated by reference to eUniverse's Form 8-K filed on June 28, 2000.

(7) Incorporated by reference to eUniverse's Form 10-K filed on July 14, 2000.

(8) Incorporated by reference to eUniverse's Form 10-Q filed on August 14, 2000.

(9) Incorporated by reference to eUniverse's Form 8-K filed on October 24, 2000.

(10) Incorporated by reference to eUniverse's Form 10-Q filed on November 14, 2000.

(11) Incorporated by reference to eUniverse's Form S-3 filed on December 8, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                           eUNIVERSE, INC.
                                           Registrant

Dated:  February 14, 2001                  /s/ WILLIAM R. WAGNER
                                           ------------------------------
                                           William R. Wagner
                                           Chief Financial Officer
                                           (Principal Financial Officer)
                                           and Registrant's Authorized Officer