Form 10-Q/A
period 2000-12-31
EUNIVERSE INC
filed 2001-02-20
CIK 1088244

    As filed with the Securities and Exchange Commission on February 16, 2001

--------------------------------------------------------------------------------

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

     As previously disclosed, on September 18, 2000, the Company filed a lawsuit against the former shareholders of The Big Network, Inc. ("BNI Shareholders") and Stephen Sellers and John Hanke relating to the Company's acquisition of BNI and concerning the activities of Messrs. Sellers and Hanke as executive employees, and in the case of Mr. Sellers, as Board member, of the Company after the BNI Acquisition. On February 12 and 13, 2001, the Company was served with lawsuits filed by John Hanke, Stephen Sellers and numerous BNI Shareholders alleging breach of contracts, fraud and related claims in connection with a series of purported agreements (collectively "the BNI Registration Agreements") by and between the Company, the Company's Chairman and CEO Brad Greenspan, and the BNI Shareholders. The BNI Registration Agreements principally concern an option on, and registration of, the eUniverse shares held by the BNI Shareholders and penalties owed by the Company and Greenspan for failure to exercise the option and register the shares. The Company believes that these lawsuits, also filed in California Superior Court for the County of Alameda, will be consolidated with the Company's pending lawsuit against Sellers, Hanke and the BNI Shareholders (collectively "the BNI Litigation"). In light of the Company's claims against Messrs. Sellers and Hanke in connection with the BNI Acquisition (as formerly described), and for additional reasons surrounding the making of the purported BNI Registration Agreements themselves, the Company believes that these new lawsuits are without merit and will vigorously defend itself. The Company has retained Pillsbury Winthrop LLP (f/k/a Pillsbury Madison & Sutro LLP) to represent the Company in the BNI Litigation. Prosecution and defense of the BNI Litigation may result in significant expenses to the Company and the diversion of management time and other resources. In addition, although the Company believes the claims against it and Greenspan are without merit and the Company will vigorously prosecute and defend the BNI Litigation, the Company's exposure is potentially substantial in the event the Company is unsuccessful.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As previously disclosed, on December 9, 1999, The Isosceles Fund Limited ("Isosceles") filed suit in the Superior Court of California against the Company, Brad Greenspan, Gerard Klauer Mattison & Co., Inc. ("GKM") and ten unnamed individuals seeking damages based on (i) breach of an alleged subscription agreement between Isosceles and the Company to purchase common stock of eUniverse, (ii) breach of an implied covenant of good faith and fair dealing in connection with the alleged subscription agreement, and (iii) intentional interference with the alleged subscription agreement by GKM and ten unnamed individuals (the "Isosceles Lawsuit"). Also as previously disclosed, on November 1, 2000, Ballsbridge Finance Ltd. (""Ballsbridge") filed a lawsuit against the Company in the California Superior Court for the County of Los Angeles seeking damages based on breach of contract and related claims based on the Company's alleged refusal to authorize transfer of 55,000 unregistered shares of eUniverse common stock originally issued to Ballsbridge in or about May of 1999 (the "Ballsbridge Lawsuit"). On February 2, 2001, Isosceles, Ballsbridge and the Company entered into a Stipulation For Settlement in mediation and agreed to settle the Isosceles Lawsuit and Ballsbridge Lawsuit. The settlement agreement calls for the issuance of unregistered shares of eUniverse Common Stock to Isosceles. Additionally, the Board of Directors of eUniverse will rescind its resolution to cancel the shares already issued to Ballsbridge, which shares have remained on the Company's books and which resolution to cancel such shares has never been carried out due to ongoing settlement discussion with Ballsbridge. The settlement agreement also provides for the dismissal of the Isosceles Lawsuit and Ballsbridge Lawsuit.

         As previously disclosed, on September 18, 2000, the Company filed a lawsuit against the former shareholders of The Big Network, Inc. ("BNI Shareholders") and Stephen Sellers and John Hanke relating to the Company's acquisition of BNI and concerning the activities of Messrs. Sellers and Hanke as executive employees, and in the case of Mr. Sellers, as Board member, of the Company after the BNI Acquisition. On February 12 and 13, 2001, the Company was served with lawsuits filed by John Hanke, Stephen Sellers and numerous BNI Shareholders alleging breach of contracts, fraud and related claims in connection with a series of purported agreements (collectively "the BNI Registration Agreements") by and between the Company, the Company's Chairman and CEO Brad Greenspan, and the BNI Shareholders. The BNI Registration Agreements principally concern an option on, and registration of, the eUniverse shares held by the BNI Shareholders and penalties owed by the Company and Greenspan for failure to exercise the option and register the shares. The Company believes that these lawsuits, also filed in California Superior Court for the County of Alameda, will be consolidated with the Company's pending lawsuit against Sellers, Hanke and the BNI Shareholders (collectively "the BNI Litigation"). In light of the Company's claims against Messrs. Sellers and Hanke in connection with the BNI Acquisition (as formerly described), and for additional reasons surrounding the making of the purported BNI Registration Agreements themselves, the Company believes that these new lawsuits are without merit and will vigorously defend itself. The Company has retained Pillsbury Winthrop LLP (f/k/a Pillsbury Madison & Sutro LLP) to represent the Company in the BNI Litigation. Prosecution and defense of the BNI Litigation may result in significant expenses to the Company and the diversion of management time and other resources. In addition, although the Company believes the claims against it and Greenspan are without merit and the Company will vigorously prosecute and defend the BNI Litigation, the Company's exposure is potentially substantial in the event the Company is unsuccessful.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on Wednesday, November 15, 2000 in Los Angeles, California at which the following matters were submitted to a vote of the stockholders of the Company:

     (a) Votes cast for or withheld regarding the election/re-election of Directors for terms expiring in 2001:


                                     FOR                                WITHHELD
                                     ---                                --------
Brad D. Greenspan                  13,091,347                            4,250
                                -----------------                   ---------------
Brett Brewer                       13,091,347                            4,250
                                -----------------                   ---------------
Gordon Landies                     13,091,347                            4,250
                                -----------------                   ---------------
Daniel Mosher                      13,091,347                            4,250
                                -----------------                   ---------------

     (b) Votes cast for or against, and the number of abstentions for each other proposal brought before the meeting are as follows:


Proposal                                For                 Against                Abstain
--------                                ---                 -------                -------
Ratification of Appointment of       13,297,304                   235               1,729
Independent Auditors:

Approval of the 1999 Stock           11,879,175               223,600               4,979
Awards Plan:

Stockholder's Approval of the        12,088,012                19,592                 150
Agreement and Plan of Merger
and change of the Company's
state of incorporation from
Nevada to Delaware:


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

Exhibit
Number           Exhibit Title/Description
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

10.35 --  eUniverse, Inc. Common Stock Purchase Warrant to Michael Zaroff, dated December 10, 1999.(5)
10.36 --  eUniverse, Inc. Common Stock Purchase Warrant to Bob Agriogianis, dated December 10, 1999.(5)
10.37 --  eUniverse, Inc. Common Stock Purchase Warrant to Mark Bergman, dated January 15, 2000.(5)
10.38 --  eUniverse, Inc. Common Stock Purchase Warrant to Mark Bergman, dated February 15, 2000.(5)
10.39 --  Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of January 26,
          2000.(5)
10.39.01  First Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of March 31, 2000.(5)
10.39.02  Second Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of May 31, 2000.(6)
10.39.03  Third Amendment to Stock Option Agreement by and between eUniverse, Inc., Charles Beilman and Martin,
          Gasparrini & Chioffi, LLP, dated as of June 16, 2000.(6)
10.39.04  Fourth Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of July 31, 2000.(8)
10.39.05  Fifth Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of October 10, 2000.(9)
10.39.06  Sixth Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of October 30, 2000.(10)
10.39.07  Seventh Amendment to Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of February 2, 2001.(12)
10.40 --  Letter agreement between eUniverse, Inc. and former shareholders of The Big Network, Inc. which provides eUniverse, Inc. with the right to purchase a minimum of 500,000 shares of eUniverse, Inc.
          common stock from former shareholders of The Big Network, Inc. (the "Big Network Buyout
          Agreement"), the closing of which shall occur on or before April 24, 2000.(5)
10.40.01  First Amendment providing for extension of closing date of the Big Network Buyout Agreement to May
          5, 2000.(7)
10.40.02  Second Amendment providing for extension of closing date of the Big Network Buyout Agreement to May
          19, 2000.(7)
10.40.03  Third Amendment providing for extension of closing date of the Big Network Buyout Agreement to May
          19, 2000.(7)
10.41 --  eUniverse, Inc. Common Stock Purchase Warrant to Salomon Grey Financial Corporation, dated March
          14, 2000 (terminated).(5)
10.42 --  eUniverse, Inc. Common Stock Purchase Warrant to Salomon Grey Financial Corporation, dated March
          14, 2000 (terminated). (5)
10.43 --  Agreement by and between eUniverse, Inc. and Take-Two Interactive Software, Inc., dated as of March
          16, 2000, providing for account marketing services.(5)
10.44 --  Agreement by and between eUniverse, Inc. and Take-Two Interactive Software, Inc., dated as of March
          16, 2000, providing for programming services.(5)
10.45 --  Letter agreement by and among eUniverse, Inc. and Erik MacKinnon and Dan Barnes d/b/a Dustcloud
          Media, dated March 29, 2000.(6)
10.46 --  Form of Warrant issued to certain eUniverse preferred shareholders on February 2, 2000.(7)
10.47 --  Asset Purchase Agreement by and between CD Universe, Inc. and CLBL, Inc., dated as of
          October 3, 2000.(9)
10.48 --  Letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc. and Charles Beilman,
          dated October 30, 2000.(10)
10.48.01  First Amendment to letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc.
          and Charles Beilman, dated November 6, 2000.(10)
10.49 --  Side letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc. and Brad D.
          Greenspan (with respect to Sections 2 and 4 only), dated October 30, 2000.(10)
10.49.01  First Amendment to Side Letter Agreement by and among eUniverse, Inc., Take-Two Interactive Software,
          Inc. and Brad D. Greenspan, dated November 6, 2000.(10)
10.50 --  Employment Agreement by and between eUniverse, Inc. and Will Griffin, dated as of September 1, 2000.(11)
10.51 --  eUniverse, Inc. Common Stock Purchase Warrant to VideoGame Partners, LLP, dated September 8, 2000.(12)
21.01 --  Subsidiaries of eUniverse, Inc.(5)

---------
(1) Incorporated by reference to eUniverse's Form 10 filed on June 15, 1999 (Registration File No. 0-26355).

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

(8) Incorporated by reference to eUniverse's Form 10-Q filed on August 14, 2000.

(9) Incorporated by reference to eUniverse's Form 8-K filed on October 24, 2000.

(10) Incorporated by reference to eUniverse's Form 10-Q filed on November 14, 2000.

(11) Incorporated by reference to eUniverse's Form S-3 filed on December 8, 2000.

(12) Incorporated by reference to eUniverse's Form 10-Q filed on February 14, 2001.
                                       30

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                           eUNIVERSE, INC.
                                           Registrant

Dated:  February 16, 2001                  /s/ WILLIAM R. WAGNER
                                           ------------------------------
                                           William R. Wagner
                                           Chief Financial Officer
                                           (Principal Financial Officer)
                                           and Registrant's Authorized Officer