Form 10-K
period 2001-03-31
EUNIVERSE INC
filed 2001-07-16
CIK 1088244

----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

(Mark One)

[x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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

       6300 Wilshire Boulevard, Suite #1700, Los Angeles, California 90048
               (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (323) 658-9089

      Securities registered pursuant to Section 12(b) of the Act: None.

         Securities registered pursuant to section 12(g) of the Act:
                   Common Stock, par value $.001 per share
                                (Title of class)

                               -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of June 30, 2001, there were 19,199,929 shares of the Registrant's common stock outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq Small Cap Market on June 30, 2001) was approximately $3.40. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of eUniverse's fiscal year ended March 31, 2001, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                 eUNIVERSE, INC.

         Annual Report on Form 10-K for the Year Ended March 31, 2001

                                TABLE OF CONTENTS


                                                                   Page
                                                                 ---------
PART I.
Item 1.      Business...........................................     1
             Factors Affecting eUniverse's Business, Operating
                Results, and Financial Condition................     9
Item 2.      Facilities.........................................    13
Item 3.      Legal Proceedings..................................    14
Item 4.      Submission of Matters to a Vote of Security Holders    15

PART II.
Item 5.      Market for Registrant's Common Equity and Related
                   Stockholder Matters .........................    16
Item 6.      Selected Financial Data............................    20
Item 7.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..........    21
Item 7A.     Quantitative and Qualitative Disclosures About
                   Market Risk..................................    29
Item 8.      Financial Statements and Supplementary Data........    29
Item 9.      Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure..........    29

PART III.
Item 10.     Directors and Executive Officers of the Registrants    31
Item 11.     Executive Compensation.............................    31
Item 12.     Security Ownership of Certain Beneficial Owners and
                   Management...................................    31
Item 13.     Certain Relationships and Related Transactions.....    31

PART IV.
Item 14.     Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K...........................   31
             Signatures

                                     PART I

    Information contained in this Annual Report on Form 10-K ("Form 10-K") for eUniverse, Inc. (referred to herein as "eUniverse" or the "Company") contains projections or other "forward-looking statements" regarding future events or the future financial performance of eUniverse. Sentences or phrases that use such words as "believes," "anticipates," "should," "plans," "may," "hopes," "can," "will," "expects," "is designed to," "with the intent," "potential" and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. We wish to caution you that these statements are only predictions and that actual events or results may differ materially. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those contained in our projections or forward-looking statements, including, among others, potential fluctuations in quarterly results, rapid technological and market change, acquisition strategy, risks associated with Internet infrastructure, volatility of stock price, financial risk management, and future growth subject to risks. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting eUniverse's Business, Operating Results, and Financial Condition" beginning on page 12 of this Form 10-K. Unless required by law, the Company undertakes no obligation to revise of these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business

Overview

         eUniverse, Inc. operates a network of entertainment-related web sites focused on diversionary content and community offerings. Our network of web sites (www.euniverse.com) consists of diversion-oriented content and community properties revolving around two main themes: family and entertainment. We have also developed a proprietary email content delivery system (www.flowgo.com) that is among the largest of its type on the Internet, reaching over 25 million subscribers per day and delivering over 700 million emails per month.

     In fiscal year 2001, our revenue was generated primarily through paid third-party advertising on our network of sites. We offer advertising opportunities on web pages, through email newsletters, direct email placement and other proprietary content. We support campaigns for many types of advertisers and meet a wide variety of goals including branding initiatives, permission marketing programs, and customer acquisition plans.

Expansion

         eUniverse intends to continue expanding its on-line community based offerings by focusing on the development of key partnerships and through the acquisition of other diversionary content-oriented web sites that have experienced high growth in unique monthly visitors and possess attractive demographics that cater to specific communities of interest in entertainment-related Internet user segments.

         Concurrently with its acquisition and partnering strategy, eUniverse is actively adding to and improving upon the existing content and functionality of its current web sites and related offerings. In the future, we intend to launch additional business ventures to leverage our large and loyal user base. The Company is experiencing a shift in the source of advertising revenues from Internet companies to those in more traditional lines of business and plans to grow its direct sales force to go after these opportunities to enter into longer term and larger scale advertising agreements. The Company is excited to grow the additional ad products that were introduced in fiscal 2001 and plans to introduce commerce, subscription, sponsorships and private label partnerships models to diversify the revenue streams in the future. This will ensure the Company growth beyond the online ad market and provide better visibility into future revenues.

Description of the Business

         eUniverse is one of the largest entertainment complexes on the Internet, delivering fun in the form of "entertainment-diversion", providing our audience with personal entertainment that people use to communicate and connect. People visit us for animated content, newsletters, online greeting cards, streaming media, and gaming information.

         For our advertising partners, we offer sponsorship, branding and direct marketing opportunities. With our knowledge of when, where and how we reach our audience, eUniverse provides a rich environment to deliver information, foster long-term relationships and enable transactions online. We work with our partner-advertisers to understand their goals for their media campaign. Then, based on performance history, we choose the most relevant, persuasive and efficient contact opportunities in our network to convey their message. We constantly test and reevaluate the media placement and creative content within our network, working with our partners to achieve the desired result.

       In the first quarter of fiscal year 2001, eUniverse had approximately 3 million unique monthly visitors. By the end of the fiscal year, that number had increased to 18 million with an additional 25+ million in e-mail newsletter subscribers. By the second quarter of fiscal year 2001, eUniverse was listed in the top 20 Web Properties and by the end of the fiscal year, was in the top 10 to 15 most visited Web properties according to Nielsen//NetRatings.

     eUniverse earns revenues from its network through a variety of ways, such as the following:

                  o   Banner and button advertisements on the various sites.

                  o Pop-ups which are interstitial ads that appear as a separate window on top of content.

                  o Superstitials which are interstitial commercials that seamlessly load while a visitor is surfing the site.

                  o   Sponsorships of email newsletters or parts of our sites.

                  o   Content specials such as Mother's Day, Back-to-School etc.

                  o Contests which can either be a broad-based or focused promotion.

                  o Newsletter advertisements which we can target by interest profile and responsiveness.

                  o List development and management for advertisers looking to build their own database of registrants.

                  o Customer publishing where eUniverse will create, build, and deliver a newsletter in the most efficient manner

         eUniverse enjoys a broad reach among some very lucrative demographic segments. According to Nielsen//NetRatings, the eUniverse Network currently reaches over 18 million total visitors on a monthly basis and holds a strong position in the most lucrative segments of the Internet population. eUniverse reaches 6.8 million adult women at home and 3.4 million at work per month which amounts to approximately 1 in 5 adult women on the web. This demographic is believed to control over 80% of household spending. eUniverse reaches 3.8 million adults over age 50 at home and
1.8 million at work, which amounts to approximately 1 in 5 baby boomers. This demographic has the most leisure time and greatest buying power in the aggregate than other demographics. eUniverse also reaches 2.2 million teens, 4.4 million adult men at home, 2.2 million adult men at work and 6 million parents every month.

Source: Nielsen//NetRatings March 2001.

                              The eUniverse Network

         The eUniverse Network consists of entertainment delivered from both web sites and email.

Web Based Entertainment

         Receiving approximately 18 million monthly unique visitors and 250 million page views, eUniverse's web based properties attract women and families with sites that feature daily updated entertainment. The entertainment content ranges from inspirational to humor and includes animated shows, jokes, contests, and greeting cards. The Web based audience is 65% female and falls heavily between the ages of 25 and 54. The following sites provide for the majority of unique monthly visitors to eUniverse's web properties:

www.flowgo.com
www.justsaywow.com
www.funone.com
www.send4fun.com

Email Based Content

         eUniverse's email newsletters are received by over 25 million unique subscribers. The 15 different newsletters delivered via email provide content which includes general news, entertainment, and technology updates as well as specific updates to users on their favorite eUniverse web based sites. Some of the email newsletters include:

     o The IntelligentX Entertainment Newsletter - Daily gossip and entertainment from such sources as the National Enquirer, eOnline, and other entertainment publications - 4 million subscribers.

     o The IntelligentX Technology Newsletter - The latest technology news from the top sources on the Web, including ZDNet, CNet and others - 3 million subscribers.

     o Freebies and Fun Stuff Newsletter - 10 free offers and great deals sent weekly - 6 million subscribers.

Domain Names, Patents and Trademarks

    The domain names of eUniverse's web sites constitute important intellectual property for eUniverse that are essential to its business. There are currently 176 domain names registered to eUniverse. Also important to eUniverse's business are its trademarks and service marks. eUniverse currently has 4 registered service marks and 16 applications for trademarks and/or service marks filed with the US Patent and Trademark Office that are pending registration. At the present time, eUniverse does not own any patents. eUniverse believes that it presently has, or is capable of acquiring, ownership and/or control of the intellectual property rights which are necessary to conduct its operations and to carry out its strategic plans.

Recent Transactions

Disposal of CD Universe

       On October 10, 2000, eUniverse disposed of the retail products (e-commerce) segment of its business. This transaction provided for our subsidiary, CD Universe, to receive $1 million in exchange for the sale of tangible and intangible assets of the business to CLBL, Inc., a company owned by Charles Beilman, formerly a directly and officer of eUniverse. Additionally, over the next 6 months, eUniverse received $500,000 from CLBL for advertising on the eUniverse sites. eUniverse has elected to treat this as a discontinued operation, as such presentation is believed to be clearer to shareholders.

Acquisition of Send4fun.com

     On August 23, 2000, eUniverse purchased Send4fun.com, an Internet web site offering diversionary content, for a total purchase price of $650,000, of which $300,000 was paid through issuance of eUniverse 116,742 shares of common stock. During the quarter ended December 31, 2000, 20,640 shares were issued, valued at $100,000. In the quarter ended March 2001, 96,102 shares were issued valued at $200,000. As of March 31, 2001, cash payments of $125,000 have been made. Of the remaining cash payments due, $175,000 has been included in a note payable with principal due September 1, 2003, which the Company issued in connection with a settlement of amounts due under an agreement with the seller. The note holder has the right at any time to convert the unpaid balance of the note into shares of unregistered, restricted common stock of the Company at $6 per share.

Acquisition of Debsfunpages.com

       On September 13, 2000, the Company acquired Debsfunpages.com, an Internet web site providing inspirational content, for a total purchase price of $250,000. An initial installment payment of $100,000 was paid upon closing in the form of 10,724 shares of eUniverse common stock, valued at $50,000, and $50,000 in cash. This was followed by an additional $50,000 cash payment in November 2000. The balance of $100,000 has been included in a note payable with principal due September 1, 2003, which the Company issued in connection with a settlement of amounts due agreement with the seller. The note holder has the right at any time to convert the unpaid balance of the note into shares of unregistered, restricted common stock of the Company at $6 per share.

Acquisition of Spreadingjoy.com

         On October 11, 2000, eUniverse purchased Spreadingjoy.com, an Internet web site offering inspirational content, from three of its employees for a total purchase price of $300,000 to be paid through the issuance of eUniverse common stock. An initial installment payment, equal to 25% of the purchase price or $75,000, was paid upon closing in the form of issuance of 21,426 shares of eUniverse common stock. This was followed by an issuance of 30,768 shares valued at $75,000 during the quarter ended March 2001. The balance of the purchase price will be issued over the eight months.

Sale of $5 Million of eUniverse Series B Convertible Preferred Stock and Acquisition of Permission-based E-mail Publishing Assets

         On July 13, 2001, the Company entered into a Stock Purchase Agreement by which an affiliate of Sony Music Entertainment, Inc. (the "Investor") agreed to invest $5 million in the Company in exchange for issuance by the Company of shares of Series B Senior Convertible Preferred Stock (the "Series B Preferred"), at a purchase price of $2.60 per share. As a condition to closing under the Stock Purchase Agreement, the Investor shall have the right to approve a "Use of Proceeds Plan," against which the $5 million to be invested shall be applied. As a further condition to closing, the Company shall discharge certain of its outstanding obligations and liabilities to third parties, or otherwise restructure such obligations and liabilities, in a manner to be approved by the Investor.

         The holders of the Series B Preferred shall be entitled to participate pro rata in any dividends paid on the Company's common stock on an as-if-converted basis. In addition, the holders of the Series B Preferred shall be entitled to receive noncumulative dividends in preference to any dividend on the Company's common stock at the rate of 8% of the share price (established pursuant to the formula applicable to the Company's common stock as described below in connection with the Share Purchase Agreement) per annum, when and as declared by the Company's Board of Directors. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred shall be entitled to liquidating distributions up to the aggregate Original Issue Price of the Series B Preferred plus any accrued but unpaid dividends and then pro rata with common shareholders on an as-converted basis following payment of the liquidation preference of the Series A Preferred holders (the "Series B Liquidation Preference"). A merger, acquisition, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

         The Series B Preferred may be converted, at any time, into the Company's common stock at the then applicable conversion price at the election of the holders of at least a majority of the outstanding Series B Preferred. The initial conversion rate shall be 1:1, subject to a weighted average adjustment (based on all outstanding shares of the Company's preferred stock and common stock) to reduce dilution in the event that the Company issues additional equity securities (other than the shares reserved as employee shares pursuant to any employee stock option plan) at a purchase price less than the applicable conversion price. The conversion price will also be subject to proportional adjustment for stock splits, stock dividends, recapitalization and the like. The Company shall have the right to convert the Series B Preferred into shares of the Company's common stock within 60 days of the public filing of its Form 10-Q or 10-K report, as applicable, evidencing the Company's achievement of four consecutive post-closing quarters of operating profits equal to or greater than $750,000 for each applicable quarter.

         Each share of Series B Preferred shall have a number of votes equal to the number of shares of the Company's common stock then issuable upon conversion of such share of Series B Preferred. Additionally, the holders of Series B Preferred shall be entitled to designate at least one and not more than three members of the Company's Board of Directors, depending on the size of the Board. Certain material transactions by the Company shall require a two-thirds consent of the Company's Board of Directors, until such time as the Investor no longer owns more than 50% of its original Series B Preferred shares. The Company will also grant preemptive rights to the Investor to participate in any private sales of equity by the Company on the same terms as offered to other investors.

         Simultaneously with the execution of the Stock Purchase Agreement, the Company entered into a Share Purchase Agreement (the "Share Purchase Agreement") with the Investor for the purchase of Indimi, LLC, which owns and operates Infobeat, a permission-based e-mail publishing business that operates as a news and content email delivery service (the "Business"). Under the Share Purchase Agreement, the Company will acquire the Business for a total purchase price of $9.94 million, to be paid through issuance of the Company's common stock. The common stock to be issued as consideration under the Share Purchase Agreement shall be valued at $2.60 per share (the "Share Price"), provided that the Share Price may be adjusted in the following circumstances: in the event that average closing price of the Company's common stock for the 15 trading days immediately following the date of the Share Purchase Agreement (the "Average Share Price"), is (i) more than $3.00, the Share Price shall be increased by $0.02 for each

$0.01 that such Average Share Price exceeds $3.00 up to a maximum Share Price of $3.25; or (ii) less than $2.50, the Share Price shall be decreased by $0.015 for each $0.01 that such Average Share Price falls below $2.50. In the event that the Average Share Price is less than or equal to $2.00, then either party shall have the right to terminate the transactions contemplated under the Share Purchase Agreement and Stock Purchase Agreement.

         Both the Company's common stock and Series B Preferred shares issued to the Investor shall be subject to restrictions on resale and may not be resold other than pursuant to an effective registration statement covering the shares or an exemption from the registration requirements of the Securities Act of 1933 (the "Act"). Additionally, the Investor has agreed not to sell its shares of the Company's common stock or Series B Preferred for a period of 18 months from the date of closing (the "Lock-up Period"), except through a piggyback registration or private sale. After the Lock-up Period, the Investor may sell its shares of the Company's common stock pursuant to Rule 144 under the Act. The Company will grant to the Investor certain piggyback and demand registration rights, but the demand rights may not be exercised prior to 2 1/2 years after the closing.

         In connection with the Stock Purchase Agreement, the Company agreed to redeem a warrant issued to the Investor that provided for the purchase of up to 1,101,260 shares of the Company's common stock in exchange for (i) $1 million of the Company's common stock at a price per share to be determined in accordance with the formula set forth under the Share Purchase Agreement; and (ii) the Company shall make available to the Investor and its affiliates between 1 and 5% of various categories of certain types of the Company's advertising inventory, such as "banner" and "pop-up" advertising for a period of up to 36 months following the closing.

         In connection with the transactions described above, the maturity of a $2,289,764 promissory note of the Company in favor of the Investor shall be extended until March 31, 2003 (the "Extended Demand Date"), subject to acceleration in certain events. The Company shall have the option, exercisable within 60 days following the Extended Demand Date, to convert the outstanding principal and interest to Series B Preferred shares, at a price per share equal to the 20-day trailing average closing price of the Company's common stock immediately prior to such conversion; provided that if the Company previously converts the Investor's Series B shares into common stock, then the outstanding principal and interest shall then be converted into Company common stock, at the above-described price per-share otherwise applicable to the Series B Preferred.

Operations and Technology

         eUniverse maintains a technology center, with in-house technical staff. This staff monitors the eUniverse network 24 hours a day, 7 days a week. eUniverse also maintains a software development center, with in-house software engineers. This staff develops and maintains eUniverse's proprietary systems.

        eUniverse has developed proprietary technologies and systems that provide for reliable online entertainment in a secure and easy-to-use format. Using a combination of proprietary solutions and licensed technologies, eUniverse has deployed systems for online content dissemination, online transaction processing, customer service, market analysis and electronic data interchange. Chief among our proprietary systems is our Hermes Project. The Hermes Project is our own proprietary email transmission and reporting technology. All of our email is transmitted and tracked via the Hermes Project. The Hermes Project can dynamically send the appropriate type of email to specific domains based on information generated from previous email campaigns. Additionally we have built the Aquarius System to allow our users to freely transmit greeting cards and other content to their friends and family. The Aquarius System has a full featured ad tracking subsystem that allows eUniverse to monitor usage of the system. Finally, we have built Hephaestus which is our full featured ad distribution system capable of meeting our dynamic ad creative, ad reporting and ad tracking needs. Hephaestus allows us to use many different types of ad creatives from pop-ups to dynamic flash creatives.

         eUniverse's sites are based on a Microsoft platform. The site is monitored twenty-four hours a day, seven days a week, by an external partner who provides alerts to on-call technicians in the event that the site is not operating correctly. eUniverse's on-site network operations center is connected via a secure digital transmission link to its Internet service provider, Metro Media Fiber Corporation. This service is provided under a three year contract.

Sales and Marketing

         eUniverse attracts and retains traffic through its network of web sites, strategic partnerships, acquisitions, and proprietary content. Since selling the e-commerce division, eUniverse focused on developing an entertainment network, and grew its traffic at a rapid rate. It has grown from 3 million unique visitors per month in the first quarter of fiscal year 2001, to where it is now consistently ranked as one of the Top 15 properties on the Internet by Nielsen//NetRatings, with over 18 million unique visitors each month. The main impetus behind this growing traffic is the proprietary content eUniverse offers in the form of flash animation, fun pages, and online greeting cards. eUniverse benefits from a very loyal user base that remains active within the eUniverse network for significant periods of time.

Competition

         The market for online information, entertainment and community is rapidly evolving and intensely competitive. The past year has seen significant softening in the advertising markets, with ad budgets either declining or remaining stagnant from prior years, coupled with a decline in demand due to the wave of Internet-based or Internet-related companies shutting down or dramatically reducing operations. This trend may continue into the future.

         eUniverse faces direct competition from advertising networks such as Yahoo, DoubleClick Inc., 24/7 Media Inc., Sportsline.com, and CNet, as well as more focused information providers such as Goto.com and Primedia, which owns About.com. In addition, we also face competition from traditional offline media such as print, radio and television for a share of advertisers' budgets. We expect the advertising market to remain intensely competitive for the foreseeable future and barriers to entry are not prohibitive, thus new and/or existing competitors may expand their offerings at a relatively low cost. The market has experienced a significant proliferation of companies selling Web-based advertising, thus increasing the available advertising space inventory dramatically. eUniverse has experienced a corresponding increase in pricing pressure as the available inventory has grown.

         Some of our current competitors have larger user bases, longer operating history, higher brand recognition, and greater financial resources than eUniverse. As we expand the scope of our offerings, we will compete with a large number of Internet sites as well as media companies. In addition, as the Internet becomes increasingly ubiquitous, larger, more well-financed or well-established entities may expand into, acquire, invest or continue to consolidate, thus increasing the competitive pressures that eUniverse faces.

Employees

     eUniverse currently employs 82 full-time associates and one part-time employee. Of eUniverse's 82 full-time associates, 30 are in marketing, 30 are in programming, and 22 are in administration. The one part-time employee is in administration.


                     FACTORS AFFECTING EUNIVERSE'S BUSINESS,
                   OPERATING RESULTS, AND FINANCIAL CONDITION

Risks Related to our Business

         If we are unable to maintain our strategic partnerships, traffic to our web site may be reduced and our revenues could decrease. Additionally, if our network infrastructure is not sufficient to service our customers, we could lose customers and our revenues could be reduced. Although eUniverse's ability to generate additional revenue from Internet commerce may depend on increased site traffic, purchases and advertising that eUniverse expects to generate through strategic partnerships, there can be no assurance that its existing relationships will be maintained through their initial terms or that additional third-party partnerships will be available to eUniverse on acceptable commercial terms or at all. The inability to enter into new, and to maintain any one or more of its existing, strategic partnerships, could result in decreased traffic to our web sites and our product and service sales revenue could decrease. Even if we can maintain our strategic partnerships, there can be no assurance that our infrastructure of hardware and software will be sufficient to handle the potential increased traffic and sales volume from these partnerships.

         Because we may not successfully identify and acquire other suitable existing internet-based businesses and web sites, our operating expenses could increase while our revenues could be reduced. eUniverse's growth and future profitability may depend in part upon its ability to identify companies that are suitable acquisition candidates, to acquire those companies upon appropriate terms and to effectively integrate and expand their operations within its own infrastructure. We may not be able to identify additional candidates that are suitable for acquisition or to consummate desired acquisitions on favorable terms. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on eUniverse's operating results and the potential inability to integrate financial and management reporting systems. A significant portion of eUniverse's capital resources could be used for these acquisitions. Accordingly, eUniverse may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to eUniverse, if at all. Moreover, eUniverse may not be able to successfully, integrate an acquired business into eUniverse's business or to operate an acquired business profitably. If we are not able to integrate and expand the operations of acquired companies, without excessive costs, delays or other adverse developments, our revenues could decrease.

         If we are unable to protect our trademarks and other proprietary rights, our reputation and brand could be impaired and we could lose customers. eUniverse regards its trademarks, trade secrets and similar intellectual property as valuable to its business, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by eUniverse will be adequate to prevent misappropriation or infringement of its proprietary property. eUniverse has some of its trademarks or service marks registered with the United States Patent and Trademark Office and is currently applying for registration of a number of its trademarks and service marks, we may not be able to successfully prosecute our applications for these trademarks. See "Business -- Domain Names, Patents, and Trademarks."

         Our future operating results may fluctuate. If we are unable to meet the expectations of investors and public market analysts, the market price of our common stock may decrease. eUniverse expects to experience fluctuations in future quarterly and long-term operating results that may be caused by a variety of factors, many of which are outside eUniverse's control. Factors that may affect eUniverse's quarterly operating results include, without limitation,

    o eUniverse's ability to retain existing users, attract new users at a steady rate and maintain user satisfaction,

    o the announcement or introduction of new or enhanced web sites, products and strategic partnerships by eUniverse and its competitors,

    o    seasonality of advertising sales,

    o    eUniverse promotions and sales programs,

    o the level of use of the Internet and increasing consumer acceptance of the Internet for entertainment and the purchase of consumer products

    o eUniverse's ability to upgrade and develop its systems and infrastructure in a timely and effective manner,

    o the amount and timing of operating costs and capital expenditures relating to expansion of eUniverse's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic partnerships, and general economic conditions and economic conditions specific to the Internet

         We are in need of additional funds. eUniverse currently has low balances of cash reserves and working capital surplus to fund its operations, and its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations. Since March 31, 2000 eUniverse received short term loans of $5.326 million from new investors. Loans of approximately $1.5 million remain unpaid past their maturity date and are technically in default. eUniverse will incur additional default interest on these loans of approximately $15,000 per month. We are in discussions with the lenders to convert the debt to equity, however there can be no assurances that this will be effected. The lenders on these past-due loans could demand immediate payment and/or commence legal proceedings against eUniverse, which could result in court-ordered judgments and liens against eUniverse. As of March 31, 2001, eUniverse's principal commitments include obligations under leases amounting to approximately $281,000 per annum. On July 13, 2001, the Company entered into an agreement to sell shares of eUniverse Series B Convertible Preferred Stock in exchange for $5 million, as referenced in the "Recent Transactions" section of this Form 10-K on page 7. The Company expects that the closing of the funding will occur within 90 days of the date hereof. Following the closing of the funding, the Company expects that it will have adequate working capital for the next 12 months. The Company may, however, seek additional working capital through additional equity and/or debt financings in the upcoming year. There can be no assurance that such financing can be successfully completed on terms acceptable to the Company, and the closing of this transaction is subject to certain contingencies, as described in the "Recent Transactions" section of this Form 10-K on page 7.

         Our prospects for financial success are difficult to forecast because we have a limited operating history. If we fail to meet the expectations of our investors and of public market analysts, the market price of our common stock may decline. The eUniverse business commenced in April 1999, and we have a limited operating history upon which an evaluation of eUniverse and its prospects can be based. Neither eUniverse nor any of its subsidiaries has ever made a profit in any fiscal quarter. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets, such as the Internet market. To address these risks, eUniverse must, among other things, expand its customer base, respond effectively to competitive developments, continue to attract, retain and motivate qualified employees, and continue to upgrade its technologies. If we are not successful in further developing and expanding eUniverse's content and community business, including sales of advertising on its web sites and development of related business opportunities, our ability to achieve profitability may not be realized and our market price may decline.

         If we are unable to use new technologies effectively or adapt our web sites, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards, customers may not visit our web sites, which could result in a decrease in our revenues. To remain competitive, eUniverse must continue to enhance and improve the responsiveness, functionality and features of its web sites and develop new features to meet customer needs. The Internet is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions, and the emergence of new industry standards and practices that could render our existing web network and sites, technology and systems obsolete. Our success will depend, in part, on eUniverse's ability to license leading technologies useful in its business, enhance its existing services, develop new, services and technology that address the needs of its customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

         Competition in online business is intense. If we are unable to compete against current and future competitors, our revenues could decline. The online business market is new, rapidly evolving and intensely competitive, and eUniverse expects that competition will further intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost. The primary competitive factors in providing entertainment services via the Internet are name recognition, variety of value-added services, ease of use, price, quality of service, availability of customer support and technical expertise. eUniverse's prospects for achieving its business objectives will depend heavily upon its ability to provide high quality, entertaining content, along with user-friendly web site features and value-added Internet services. Other factors that will affect eUniverse's prospects for success include its ability to attract experienced and qualified personnel, particularly in the areas of management, sales and marketing, and web site design. In addition, the competition for advertising revenues, both on Internet web sites and in more traditional media, is intense. If eUniverse fails to attract and retain significant sources of revenue from paid advertisements and sponsorships on its web sites, eUniverse's business, results of operations and financial condition will be materially adversely affected by the decreased revenue.

Risks Related to the Internet Industry

         Our future results and growth may not be realized if the use of the Internet does not continue to increase. Our market, users of the global computer network known as the Internet, is new and rapidly evolving. Our business could suffer if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

     o   inadequate network infrastructure;

     o   security concerns;

     o   inconsistent quality of service;

     o   lack of availability of cost-effective and high-speed service; and

     o   changes in government regulation of the Internet.

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

         Government regulation and legal uncertainties could increase our costs and risks to doing business on the Internet. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues, such as user privacy, pricing, taxation and the characteristics and quality of products and services. For example, in the United States, the Communications Decency Act of 1996 prohibits obscene and other unlawful information and content from being transmitted over the Internet. Several other nations have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. On October 21, 1998, President Clinton signed the Internet Tax Freedom Act placing a three-year moratorium, beginning October 1, 1998 and continuing through October 21, 2001, on Internet access taxes, multiple taxes on electronic commerce, and discriminatory taxes on electronic commerce. On June 22, 2000, a bill to amend the Internet tax Freedom Act and effectively extend the moratorium on certain taxes until December 31, 2005 was introduced and referred to the Senate's Committee on Finance. In addition, local telephone carriers have argued before the Federal Communications Commission that Internet service providers and online service providers should be required to pay fees for access to local telephone networks in a manner similar to long distance telephone carriers. Although the FCC has informally stated that it has no intention of assessing per-minute charges on Internet traffic or changing the way consumers obtain and pay for access to the Internet, if the efforts of the local telephone carriers are successful, costs for Internet access and usage could increase sharply. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel, taxation and personal privacy are applicable to the Internet. Any new laws or regulations relating to access to or use of the Internet could harm our business.

         If we are unable to protect our domain names, our reputation and brand could be impaired and we could lose customers. We own numerous Internet domain names. See "Domain Names, Patents and Trademarks" on page 7 of this Form 10-K. National and international Internet regulatory bodies generally regulate the registration of domain names. The regulation of domain names in the United States and in other countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain the domain names listed in the Domain Names section or comparable domain names in all the countries in which we conduct business, which could harm our business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

Item 2. Facilities

         eUniverse currently leases a 9,950 sq. ft. office in Los Angeles, California for its headquarters staff, including technical, sales and marketing, business development and administrative functions at a monthly rent of $17,405 through July 2002 and $18,400 per month through expiration. The lease with respect to this facility expires on December 30, 2004 and has no provisions for renewal. Subsequent to the end of the 2001 fiscal year, eUniverse acquired 3,339 square feet of additional space for its office in Los Angeles effective May 29, 2001 at a rate of $6,678 for the first 30 months of the lease and $7,179 for the second 30 months of the lease. eUniverse believes that the Los Angeles facility will be adequate to meet its office space needs for the foreseeable future.

         eUniverse leases office space in San Francisco of 2,133 square feet for sales and marketing staff. The terms of the agreement provide for monthly payments of $5,500 through June 2001 and $5,650 through expiration on June 30, 2002. The lease has no provisions for renewal. eUniverse anticipates that the San Francisco facility will be adequate to meet its sales and marketing needs for the foreseeable future.

        eUniverse leases approximately 1,000 sq. ft. of office space for its sales and marketing staff in New York at a monthly cost of $1,725 on a month-to-month basis. eUniverse anticipates that the New York facility will be adequate to meet its sales and marketing needs for the foreseeable future.

       eUniverse leases approximately 1,646 square feet of office space for its Case's Ladder subsidiary in Mount Vernon, Washington at a monthly cost of $1,300. The lease with respect to this facility expires on August 31, 2001 and has no provisions for renewal.

Item 3. Legal Proceedings

         The Company previously disclosed three lawsuits filed in Alameda County, California (collectively referred to as the "BNI Litigation") involving the Company, Brad Greenspan, the former shareholders of The Big Network, Inc. ("BNI Shareholders"), Stephen Sellers and John Hanke. The BNI Litigation arises out of, among other things, the Company's acquisition of BNI, disposition of the Company shares issued to the BNI Shareholders in connection with the acquisition ("BNI Shares"), and subsequent purported agreements concerning registration and sale of the BNI Shares. On April 18, 2001, the parties to the BNI Litigation, an arbitration service, participated in a voluntary mediation of their disputes administered by JAMS and presided over by a retired California State Judge. The mediation resulted in the parties executing a term sheet stipulating an enforceable settlement of the BNI Litigation ("BNI Settlement"). The terms of the BNI Settlement have been approved by the Company's Board of Directors and are currently being incorporated into definitive documentation of the settlement. The BNI Settlement principally concerns disposition of the approximately 1,800,000 BNI Shares. Pursuant to the terms of the BNI Settlement, the BNI Shares shall be placed into an escrow from which 37.5% of the shares shall be released to the BNI Shareholders over a period of fifteen (15) months. The Company shall have an option to purchase the remaining 62.5% of the shares ("Company Option") for a period of four (4) years contingent upon the Company making quarterly option payments to the BNI Shareholders to keep the Company Option alive. The Company Option is exercisable at $1.40 per share during the first fifteen (15) months of the Company Option, and $1.75 per share thereafter. The Company is obliged to use 10% of any proceeds received from debt or equity financing of between 5 and 10 million dollars, and 20% of the proceeds received from debt or equity financing over 10 million dollars, to exercise the Company Option. In the event the Company fails to make any option payments when due, fails to exercise the Company Option when required, or there is a change of control of the Company, the Option Shares shall be released from escrow to the BNI Shareholders and shall be freely saleable subject to applicable securities laws restrictions.

         On April 23, 2001, EP Opportunity Fund LLC and EP Opportunity Fund International, Ltd. (the "EP Funds") filed a Demand for Arbitration against the Company and Brad Greenspan with the American Arbitration Association in Chicago, Illinois. The EP Funds have asserted breach of contract, fraud and related claims, alleging that the Company and Greenspan have breached a fully executed Series A preferred stock subscription agreement and related agreements by (i) failing to register the common stock underlying the preferred stock held in the EP Funds' names and (ii) refusing to issue unrestricted common shares to the EP Funds pursuant to notices of conversion of preferred stock delivered to the Company in January, 2001. The EP Funds claim in excess of $250,000.00 in damages. The Company disputes the EP Funds' claims, believes that they are without merit and intends to vigorously defend the action. The case is in the early stages of the arbitration, with no arbitrators yet appointed.

         On May 1, 2001, Krausz Puente LLC, a California limited liability company, served a Fourth Amended Complaint in the case of Krausz Puente LLC v. slam.site, Inc., et al., pending in the California Superior Court for the County of Los Angeles ("Krausz Litigation"), upon Case's Ladder, Inc., a California corporation and a subsidiary of the Company. Case's Ladder was previously named in this case as "Doe 1." The Krausz Litigation primarily concerns breach of a lease obligation by third-party companies ("Lessees") owned by certain former shareholders of Case's Ladder. The plaintiff has added Case's Ladder as a defendant in the Krausz Litigation because it contends that certain assets transferred into Case's Ladder at the time of its incorporation (prior to eUniverse's acquisition of Case's Ladder) were fraudulently transferred from Lessees in an effort to shield the assets from creditors, including the plaintiff. Case's Ladder believes these allegations to be without merit and will defend the suit vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted during the fourth quarter of fiscal year 2001 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a) 1.  Market Information

         As of June 30, 2001 there were 19,199,929 shares of the Company's common stock outstanding, which were held by 208 shareholders of record. To date, eUniverse has paid no cash dividends and has no intention to pay cash dividends on its common stock in the foreseeable future.

         From April 20, 2000 to present, our common stock has been listed on the Nasdaq Small Cap Market under the symbol EUNI. From April 30, 1999 to April 19, 2000, the common stock of eUniverse was traded on the OTC Electronic Bulletin Board under the symbol EUNI.

         The market price data provided in the following table includes data for eUniverse and Motorcycle Centers of America, Inc. The market prices provided in the table between April 1, 1999 and April 14, 1999 are for Motorcycle Centers, traded under the symbol MCAM. After the reorganization of Entertainment Universe, Inc. and Motorcycle Centers on April 14, 1999, the Company began trading on the OTC under the symbol MCAM. The Company's name was changed to eUniverse, Inc. on April 22, 1999, and eUniverse began trading under the symbol EUNI on April 30, 1999. The market price data prior to April 14, 1999 only provides the market price of MCAM. However, the historical information provided in other sections of this Form 10-K pertains to Entertainment Universe and its acquired subsidiaries. As a result, the market information provided below does not relate to the historical information provided in other sections hereof prior to April 14, 1999.


             The chart below sets forth the range of reported high and low bid quotations for the common stock of eUniverse for each full quarterly period from April 1, 1999 through March 31, 2001. The source of the quotations is Prophet Financial Systems. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                 Range of High and
              Quarterly Period Ending            Low Bid Quotations
              -----------------------            ------------------
         March 31, 2001 (EUNI) ..........        $ 1.7500 -  3.00
         December 31, 2000 (EUNI) .......        $ 1.5625 -  4.00
         September 30, 2000 (EUNI) ......        $ 3.1875 -  6.375
         June 30, 2000 (EUNI) ...........        $ 4.7500 -  8.00
         March 31, 2000 (EUNI)...........        $ 3.8750 - 13.000
         December 31, 1999 (EUNI)........        $ 3.9370 -  6.500
         September 30, 1999 (EUNI).......        $ 5.0000 -  9.875
         June 30, 1999 (MCAM/EUNI)(1)....        $ 1.8750 - 14.00

---------

          (1) The reorganization of Motorcycle Centers and Entertainment Universe closed on April 14, 1999. Thereafter, Motorcycle Centers changed its name to eUniverse, Inc. on April 26, 1999 and its symbol to EUNI as of April 30, 1999.

2.  Recent Sales of Unregistered Securities

         On June 2, 2000, the Company completed its acquisition of the remaining 5 percent of capital stock of the Big Network, Inc. by issuing an additional 90,160 shares of its common stock valued at $6.125 (market price at the original acquisition date of August 31, 1999).

         On June 29, 2000, the Company issued 19,531 additional shares of its common stock in accordance with the Agreement and Plan of Reorganization with Gamer's Alliance dated January 25, 1999 that related to bonuses resulting from the performance of the Gamer's Alliance web site.

         In April 2000, the Company issued 15,653 shares of its common stock to the employee providing services in connection with FunOne.com. The transaction was valued at the cost of the services rendered of $124,139.

         During the period December 2000 through January 2001, the Company issued a total of 64,032 shares of its common stock to the employee providing services in connection with JustSayWow.com in exchange for services valued at $200,000.

         During the period December 2000 through March 2001, the Company issued a total of 18,539 shares of its common stock to the employee providing services in connection with FunPageLand.com in exchange for services valued at $50,000.

         On March 20, 2001, the Company issued 10,256 shares of its common stock to the employee providing services in connection with FunPageLand.com in exchange for services valued at $25,000.

         On April 2, 2000, the Company acquired Dustcloud.com ("Dustcloud") for a purchase price of up to $300,000 in the form of issuance of shares of the Company's common stock. The Company issued 23,668 shares of the Company's common stock valued at $150,000. The Company may make contingent payments to the sellers in the form of the Company's common stock valued at up to $150,000, based on the attainment of certain performance goals and based upon the market price of common stock on the date of attainment. The market value of the contingent payments shall be determined as of the date upon which they are due. In consideration of their continued employment, the Company also issued to each of Dustcloud's two employees options to purchase 50,000 shares of common stock. The options have an exercise price of $6.50 and vest over three years.

         On September 30, 2000, the Company acquired RatedFun.com for a total purchase price of $175,000 in the form of issuance of shares of the Company's common stock valued at $75,000 and $100,000 in cash. The Company issued 13,941 shares of the Company's common stock valued at $37,500 and paid $10,000 in cash on January 1, 2001.

         On November 20, 2000, the Company issued 4,010 shares of the Company's common stock valued at $16,040 to Joseph Abrams in exchange for consulting services.

         On January 12, 2001, the Company issued 3,000 shares of the Company's common stock valued at $7,500 to Victoria Landies in exchange for marketing services.

         On February 12, 2001, the Company issued 154,117 shares of the Company's common stock valued at $337,500 to Mailbits in exchange for marketing services to be performed.

         On February 9, 2001, the Company issued 100,000 shares of the Company's common stock valued at $262,500 to Take Two Interactive Software, Inc. in exchange for services to be performed.

         On February 28, 2001, the Company purchased from Cybercon Internet hosting services and equipment. In connection with this service, the Company issued 19,651 shares of the Company's common stock valued at $38,140.

         On May 31, 2000, in connection with a loan from GrayBox, LLC in the amount of $250,000 and in consideration for receiving $8,000, the Company issued warrants for 80,000 shares of the Company's Common Stock to the lender at exercise price of $6.00. In connection with this loan and as a replacement for the warrants there in, the Company agreed to cause one of its shareholders to sell 100,000 shares of the Company's Common Stock (the "Replacement Shares") to GrayBox at a purchase price of $1.80 per share by June 30, 2000. Upon receipt by GrayBox of the 100,000 Replacement Shares, GrayBox agreed to tender the warrants back to the Company. On June 22, 2000 the transaction involving the sale of Replacement Shares took place and the original 80,000 warrants were subsequently cancelled by the Company. The Replacement Shares have been valued at $458,421 on the financial statements using the Black Scholes option pricing model with a volatility of 104%, risk free interest rate of 6.25%, no expected dividend yield and life of one month.

         On July 31, 2000, the Company issued warrants to purchase 30,000 shares of the Company's common stock valued at $78,011 to Martin, Lucas and Chioffi, LLC in exchange for legal services to be performed.

         On September 6, 2000, in connection with a loan from New Technology Holdings, Inc. in the amount of $3,155,670, the Company issued 1,101,260 warrants to the lender. The first 701,260 of these warrants have an exercise price of $4.50 per share, the next 200,000 warrants, exercisable after the original 701,260 have been exercised, have an exercise price of $5.00 Per share. The last 200,000 warrants, exercisable after the purchase of 901,260 shares, have an exercise price of $6.00 per share. These warrants have been valued at $3,323,984 on the financial statements using the Black Scholes option pricing model with a risk free interest rate of 6.25%, a volatility of 108%, no expected dividend yield, and a life of 4 years.

         The Company agreed to purchase programming and investor relations services from Aura (Pvt), Ltd., for a three year period that commenced January 2, 2001. In connection with this agreement, the Company issued warrants for 385,000 shares of the Company's common stock at an exercise price of $2.50.
The warrants have been valued at $495,232 on the financial statements using the Black Scholes option pricing model with a risk free interest rate of 5.75%, a volatility of 141% with no expected dividend yield and a life of three years.

         On November 21, 2000, the Company issued warrants to purchase 135,021 shares of the Company's common stock valued at $174,156 to 8 preferred shareholders in connection with financing activities.

         On December 31, 2000, the Company issued warrants to purchase 60,000 shares of the Company's common stock valued at $110,908 to Michael Zaroff in exchange for investor relations services performed.

         On December 31, 2000, the Company issued warrants to purchase 60,000 shares of the Company's common stock valued at $110,908 to Robert Agriogianis in exchange for investor relations services performed.

         On March 4, 2001, the Company issued warrants to purchase 130,000 shares of the Company's common stock valued at to $153,599 to Joseph Cantone in exchange for investor relations services to be performed.

         During the year ended March 31, 2001, 340,452 shares of the Company's Series A 6% Convertible Preferred Stock were converted into 481,068 shares of the Company's common stock.

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

Item 6.  Selected Financial Data.

         The following selected financial data are derived from our audited financial statements presented as of March 31, 2001, 2000 and 1999. The results presented for the year ended March 31, 1999 are those of CD Universe, Inc., the financial predecessor of eUniverse. The historical results are not necessarily indicative of results to be expected for any future period. The effect of the merger along with other acquisitions is presented separately in pro forma statements. The data below should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the consolidated financial statements and the related notes to the financial statement included elsewhere in this Form 10-K.

                                EUNIVERSE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF OPERATIONS


                                                                           YEARS ENDED MARCH 31,
                                                                   -----------------------------------------
                                                                       2001          2000       |    1999
                                                                       ----          ----       |    ----
                                                                                                | CD UNIVERSE
         Revenue.................................................  $ 15,668,203   $  1,842,440  | $   --
         Cost of goods sold......................................     1,606,493        153,950  |     --
                                                                   ------------   ------------  | ----------
         Gross profit............................................    14,061,710      1,688,490  |     --
         Operating expenses:                                                                    |
             Marketing and sales (excludes stock-based                                          |
               compensation of $447,065 and $379,006,                                       |
               respectively).....................................     8,299,799      1,441,570  |     --
             Product development (excludes stock-based                                          |
               compensation of $(19,656), $37,326 and $0,                                       |
               respectively).....................................     3,827,600      1,139,836  |     --
             General and administrative (excludes stock-based                                   |
               compensation of $164,598, $164,598 and $0,                                       |
               respectively).....................................     4,755,772      3,731,298  |     --
             Amortization of goodwill and other intangibles......     2,909,741      1,414,136  |     --
             Stock-based compensation............................       262,811        580,930  |     --
                                                                   ------------   ------------  | ----------
         Total operating expenses................................    20,055,723      8,307,770  |     --
                                                                   ------------   ------------  | ----------
                 Operating loss..................................    (5,994,013)    (6,619,280) |     --
                                                                   ------------   ------------  | ----------
         Non-operating income (expense):                                                        |
             Interest and dividend income........................        18,801         60,931  |     --
             Interest expense....................................    (6,351,875)       --       |     --
             Loss on write-down of investment....................      (320,682)       --       |     --
             Loss allocated to minority interest.................         --             4,110  |     --
             Impairment of goodwill .............................   (14,474,390)       --       |     --
             Income taxes........................................         --           --       |     --
                                                                   ------------   ------------  | ----------
                 Loss from continuing operations ................   (27,122,159)    (6,554,239) |     --
                                                                                                |
         Discontinued Operations:                                                               |
             Loss from operations discounted segment                                            |
              (net of applicable income taxes of $0) ............    (4,046,012)    (4,513,407) |   (407,164)
             Loss from disposal of segment                                                      |
              (net of applicable income taxes of $0) ............    (9,871,155)       --       |     --
                                                                   ------------   ------------  | ----------
                 Net income (loss)...............................  $(41,039,326)  $(11,067,646) | $ (407,164)
                                                                   ------------   ------------  | ----------
                                                                   ------------   ------------  | ----------
         Continuing operations loss per common share.............  $      (1.50)  $      (0.42) |        N/A
         Discontinued operations loss per common share...........  $      ( .77)  $      (0.29) |        N/A
                                                                   ------------   ------------  | ----------
         Basic and diluted loss per common share.................  $      (2.27)  $      (0.70) |        N/A
                                                                   ------------   ------------  | ----------
         Basic and diluted weighted average common shares                                       |
         outstanding........................................         18,094,670     15,765,108  |        N/A



                                        BALANCE SHEET DATA



                                                MARCH 31, 2001   MARCH 31, 2000
                                                 --------------   --------------
         Cash and cash equivalents.............   $   218,841     $ 2,323,087
         Working capital (deficit).............    (6,569,061)       (787,006)
         Total assets..........................    11,879,131      37,778,444
         Total shareholders' equity (deficit)..    (1,558,489)     30,738,514

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report.

         The results for the current fiscal year 2001 reflect the consolidated operations of eUniverse, Case's Ladder, Gamer's Alliance and Big Network. Results for the comparable period in 2000 include only those of eUniverse, Case's Ladder (since May 30, 1999), Gamer's Alliance (since June 30, 1999) and Big Network (since September 1, 1999). Effective October 10, 2000 the asset of CD Universe which made up the products business segment of eUniverse was sold to CLBL, Inc. and the results of that segment are treated as a discontinued operation in the financial statements. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

         eUniverse, Inc. operates a network of entertainment-related web sites focused on diversionary content and community offerings. Our network of web sites (www.euniverse.com) consists of diversion-oriented content and community properties revolving around two main themes: family and entertainment. We have also developed a proprietary email content delivery system (www.flowgo.com) that is among the largest of its type on the Internet, reaching over 25 million subscribers per day and delivering over 700 million emails per month.

     In fiscal year 2001, our revenue was generated primarily through paid third-party advertising on our network of sites. We offer advertising opportunities on web pages, through fun page newsletters, direct email placement and other proprietary content. We support campaigns for many types of advertisers and meet a wide variety of goals including branding initiatives, permission marketing programs, and customer acquisition plans.

Results of Operations

Net Revenues

         The Company's revenues were derived principally from the sale of banner and button advertisements. However, throughout the year, the Company launched several other ad products to better monetize the online ad environment. Products introduced are personalized email campaigns (Q4 2001) using permission-based marketing, rich media including pop-ups (Q3 2001), newsletters (Q2 2001) and the Flowgo referral engine (Q1 2001), which is monetized via offers for free subscriptions to newsletters, and ad buttons and text link transactions when users forward eUniverse's content to their friends. The duration of the Company's advertising commitments range from one week to three months and the Company enters in to Cost Per Click (CPC), Cost Per Impressions (CPM) and Cost Per Acquisition (CPA) agreements with its customers.

         We recognize as revenues the amount paid to us upon the delivery and fulfillment of advertising in the form of banner and button ads, email, rich media and newsletters, provided that the collection of the resulting receivable is probable.



                                               YEARS ENDED MARCH 31, (dollars in thousands)
                                               --------------------------------------------
                                                   2001        2000             % CHANGE
                                                   ----        ----             --------

         Net revenues ......................      $15,668     $ 1,842            751%


         For the year ended March 31, 2001, revenue increased 751% to $15.7 million, up from $1.8 million reported the same period for fiscal 2000. The increases were attributable to both the acquisitions that have occurred in the past year, primarily funpage web sites and the development of our advertising network. The increased development of our network and the funpage sites has caused traffic to grow over 300% to an audience of 18 million monthly unique visitors.

         Revenue also includes barter and non-cash advertising where we exchange advertising on our sites for similarly valued online advertising or other services, or in exchange for equity ownership in the partner. The barter value was $499,000, or 3% of total revenue, for the year ending March 31, 2001. The Company had $266,000 in barter transactions the prior year.

         We expect that advertising revenues will continue to grow as a result of our emphasis in developing our own sites and our network as well as realizing larger-scale benefits of the acquisitions. The Company plans to increase its revenue by continuing to develop its own sites and network, including expansion of various ad products launched over the past year. We also plan to introduce commerce, subscription, sponsorship and private label partnership revenue streams.

Operating Costs

         With the CD Universe divestiture and consequent reporting of discontinued operations for the years ended March 31, 1999 through March 31, 2001, we believe that comparisons for our operating costs for these two years are not relevant for purposes of indicating the future trend of our operating costs.

         Our operating costs were as follows for the years indicated (dollars in thousands):


                                                  YEARS ENDED MARCH 31,
                                               -------------------------
                                                 2001     2000    Change
                                                 ----     ----    ------

       Operating costs:
        Cost of revenues .................   $ 1,606   $  154        943%
        Sales and marketing ..............   $ 8,300   $1,442        476%
        Product development ..............   $ 3,828   $1,140        236%
        General and administrative .......   $ 4,756   $3,731         27%
        Amortization of goodwill and other
         intangibles, stock compensation
         and other .......................   $ 3,172   $1,995         59%
                                             -------   ------        ---
       Total Operating Costs .............   $21,662   $8,462        156%
                                             =======   ======        ===


Cost of Revenues

         Cost of revenues consists primarily of fees paid to third parties for media properties. Cost of revenues increased by 943% to $1.6 million, or 10% of total revenues, for the year ended March 31, 2001, from $154,000, or 8% of total revenues, for the year ended March 31, 2000. The increase in absolute dollars was primarily due to the growth in our affiliate program. The affiliate program grew to 70 affiliates during fiscal 2001. However, in Q4, the Company restructured the program to keep only the top-performing web sites and reduced the number of affiliates to 14. Accordingly, cost of revenues decreased 86% to $49,000 in the quarter ended March 2001 from $346,000 in the quarter ended December 2000. The Company has terminated or reduced minimum payment obligations to certain affiliates that exceeded related revenues. As a result, the Company has not experienced a significant reduction in related revenues and anticipates increasing its gross margins.

Sales and Marketing

         Sales and marketing costs consist primarily of promotional and advertising costs, personnel costs, commissions, agency and consulting fees, and allocated overhead costs such as computer systems and facilities. The Company has a direct sales force that sells our inventory of advertisements to advertisers and advertising agencies.

         Sales and marketing costs increased by 476% to $8.3 million, or 53% of total revenues, for the year ended March 31, 2001, from $1.4 million, or 78% of total revenues, for the year ended March 31, 2000. This $6.9 million increase was driven by the rapid expansion of our sites, acquisitions that occurred throughout the year and increases in compensation expense associated with growth in our direct sales force and marketing staff.

         Specific increases for the year over the same period last year include the following: commissions and incentive compensation relating to our acquisitions of $3.0 million; advertising and promotion of $1.4 million including increased barter costs of $0.5 million; payroll and related of $1.3 million; consulting and other services of $0.5 million; facilities of $0.3 million; and other expenses of $0.4 million.

         Stock-based compensation expenses of approximately $447,000 and $379,000 for the years ended March 2001 and 2000, respectively, are excluded from sales and marketing costs and shown separately in the financial statements.

         The Company successfully restructured the incentive compensation related to our fun page acquisitions in the fourth quarter and expects to see a decrease in commissions. The restructure saved the Company over $2 million compared to previously existing contract terms and expects further decreases after the current contract periods expire beginning in the fourth quarter of our next fiscal year.

         We intend to continue our branding and marketing campaigns and expect that sales and marketing expenses will increase primarily due to growth in salaries and related expenses. We plan to expand our direct sales force to support increased revenues and to focus on larger and longer-term customers.

Product Development

         Product development expenses consist of payroll and related expenses for developing and maintaining the Company's web sites and supporting technology.

         Product and development costs increased by 236% to $3.8 million, or 24% of total revenues, for the year ended March 31, 2001, from $1.1 million, or 62% of total revenues, for the year ended March 31, 2000. The $2.7 million increase was primarily a result of growth in salaries and related and Internet expense due to our rapid expansion in network traffic and website development.

         Stock-based compensation expenses of approximately $(20,000) and $37,000 for the years ended March 2001 and 2000, respectively, are excluded from product development costs and shown separately in the financial statements.

         Specific increases for the year over the same period last year include payroll and related of $1.4 million and facilities and Internet fees of $1.3 million.

         We anticipate that product development costs will continue to increase due to an increase in compensation expenses for design and development and increased Internet costs commensurate with our revenue and traffic increases.

General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses.

         General and administrative costs increased by 27% to $4.8 million, or 30% of total revenues, for the year ended March 31, 2001, from $3.7 million, or 203% of total revenues, for the year ended March 31, 2000. The $1.1 million increase was due primarily to growth in the number of administrative personnel, expansion of facilities and computer systems, and an increase in legal and accounting services to support the growth of our operations and infrastructure.

         Specific increases for the year over the same period last year include the following: payroll and related of $0.5 million, recruiting expense of $0.2 million, legal and accounting services of $0.2 million, and other office, depreciation and facility expense increases of $0.2 million. We anticipate that general and administrative costs will increase commensurate with expansion plans.

         Stock-based compensation expenses of approximately $(164,000) and $164,000 for the years ended March 2001 and 2000, respectively, are excluded from general and administrative costs and shown separately in the financial statements.

Amortization of Goodwill and Other Intangible Assets


                                                 YEARS ENDED MARCH 31, (in thousands)
                                                 ------------------------------------
                                                      2001    2000     % Change
                                                      ----    ----     --------
   Amortization of goodwill and other intangibles   $2,910   $1,414      106%


         Amortization of goodwill and acquisition-related intangible assets increased by 106% to $2.9 million for the year ended March 31, 2001 from $1.4 million for the year ended March 31, 2000. The increase is principally due to the larger acquisitions (the Big Network 9/99, Case's Ladder 6/99 and Gamer's Alliance 7/99) only having amortization for part of the prior period but for the full year in the current period.

         Effective January 1, 2001, the Company also changed the useful lives of these assets to 5 years from 10 years due to an assessment of anticipated future cash flows and the practice of comparable companies. The reduction in useful lives increased amortization by approximately $0.3 million in the quarter ended March 2001 compared to what would have been recorded had the Company used 10 years.

         In addition to the stock acquisitions of Big Network, Case's Ladder and Gamer's Alliance, the current period charges also reflect the acquisitions of Pokemon Village, Funone, JustSayWow, Dustcloud and other minor acquisitions. It is likely that the Company will continue to expand its business through acquisitions and investments, which may cause amortization costs to increase.

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


                                                YEARS ENDED MARCH 31, (in thousands)
                                                ------------------------------------
                                                       2001   2000   % Change
                                                       ----   ----   --------
                Stock-based Compensation ............. $263   $581    (55%)

         The expenses for the current period are attributable to performance bonuses in connection with the acquisitions of JustSayWow, Funpageland and Pokemon Village while expenses for the prior period resulted from variable stock compensation in connection with repricing of options to employees in December 1999.

         Impairment Write-Down of Goodwill, Other Intangible Assets and Other Assets

         During the fourth quarter of fiscal year 2001, the Company ceased operations of the Big Network and decided to sell Case's Ladder, two of its subsidiaries. These events necessitated a review for goodwill and other intangible impairment. We performed asset impairment tests by business unit, the lowest level for which there are identifiable cash flows.


                                               YEARS ENDED MARCH 31, (in thousands)
                                              ------------------------------------
                                                      2001            2000
                                                     ------         --------
         Impairment of Goodwill ...........          $14,474         $  --


         In our review of Case's Ladder, we determined that the net goodwill balance prior to impairment as of March 31, 2001 of $6.3 million to be overstated by approximately $5.3 million. The Company calculated the impairment by the discounted cash flow method using an appropriate discount rate. The Company believes that Cases Ladder does not fit with its core market and will seek a buyer who can integrate the operations, technology and management into its core business.

         The Company decided to shut down the Big Network web site and terminate its employees during the quarter ended March 31, 2001. The Big Network, in the estimation of eUniverse, was not a viable business opportunity and its operations, technology and management could not be integrated into the Company's core business. As a result, the Company considered the entire March 31, 2001 net goodwill balance of $9.1 million to be impaired. Comparable market values are not reliably available and the Company does not plan to sell Big Network or its technology. The Company anticipates no future cash flows from Big Network and has written off the entire carrying value of the asset.

Interest and Other Income, Net


                                                                       YEARS ENDED MARCH 31, (in thousands)
                                                                      ------------------------------------------
                                                                         2001           2000         % Change
                                                                       --------       --------       --------
         Interest income ...........................                 $    19        $   61         (69%)
         Interest and other financing expenses......                 $(6,352)       $   --           NA
         Minority interest .........................                 $    --        $    4           NA
         Loss on write-down of investments..........                 $  (321)       $   --           NA


         Interest and financing expense for the year was primarily due to recognition of the costs related to the issuance of warrants in connection with short-term loans provided during the year. A total of 1,701,260 options and warrants were issued and have been valued at $5.6 million. Additionally, stock valued at almost $0.3 million and expensed in the current period was issued in connection with the purchase of our common stock from the purchaser of the CD Universe assets. The remainder relates principally to interest of $0.3 million and additional financing-related warrant amortization of $0.2 million. For the year ended March 31, 2001, $6.4 million was expensed. In the prior year we had no interest or financing expense.

         The loss on sale of assets represents primarily the write off of Email Shows totaling $230,000 and other expenses.

Income Taxes.

         Due to operating losses incurred since inception, we did not record a provision for income taxes in the year ended March 31, 2001. As of March 31, 2001, the balance of net deferred tax assets was $15,327,800. Utilization of the Company's net operating loss carry forwards, which begin to expire in 2020, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding reliability of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

Loss from Continuing Operations


                                                                    YEARS ENDED MARCH 31, (in thousands)
                                                                 -------------------------------------------
                                                                   2001            2000        % Change
                                                                 ---------       ---------     --------

         Net (Loss) .................................            $(27,122)       $(6,554)         313%

         For the year ended March 31, 2001, net loss from continuing operations increased by 313% to $27.1 million from $6.6 million for the year ended March 31, 2000. The increase in the net loss was due predominantly to the write down of goodwill, other intangible assets and other assets of $14.5 million, interest and financing expenses of $6.4 million, and an increase in the amortization of intangible assets of $1.5 million. Excluding such items, net loss would have been $3.4 million and $5.1 million for the years ended March 31, 2001 and 2000, respectively, for a $1.7 million improvement.

Net Loss from Discontinued Operations

                                                             YEARS END MARCH 31, (in thousands)
                                                            ----------------------------------
                                                              2001           2000         Change
                                                            --------     ------------   --------
         Loss from discontinued operations ...........    $(4,046,012)     $(4,513,407)     10%
         Loss from disposal of segment
           (net of taxes) ............................    $(9,871,155)     $    --          NA


         On October 10, 2000, eUniverse disposed of the retail products (e-commerce) segment of its business. This transaction provided for our subsidiary, CD Universe, to receive $1 million in exchange for the sale of tangible and intangible assets of the business to CLBL, Inc., a company owned by Charles Beilman, formerly a directly and officer of eUniverse. Additionally, eUniverse received $500,000 for advertising on its sites of CLBL over the next six months. eUniverse has elected to treat this as a discontinued operation; as such presentation is believed to be clearer to shareholders.

         For the year, the discontinued operations incurred losses of $4.0 million, which were incurred during the first three quarters of the year. The loss in the previous year from discontinued operations was $4.5 million.

         A loss on the disposal of the segment of $9.9 million, principally consisting of a loss on disposal of intangible assets was incurred during the current period. Accordingly, we do not expect to record any material expense in the future relating to this segment.

Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

         The Company began its advertising operations during the year ended March 31, 2000 and had no such operations in the year ended March 31, 1999. In 2000, the loss from discontinued operations increased to $4.5 million from $400,000 in 1999.

Liquidity and Capital Resources

         Since April 14, 1999, the Company has satisfied its cash requirements primarily through private placements of equity securities (including the $6.3 million net proceeds raised in April 1999) and short-term loans and cash flow from sales of web site banner and button advertisements, personalized email campaigns, newsletters, rich media including pop-up ads and prior to the discontinuation of CD Universe, from the sale of music CD's and videos.

         Net cash used in operating activities was $7.9 million and $3.2 million for the years ended March 31, 2001 and 2000, respectively. Net operating cash flows for the year ended 2001 consist of the $41.0 million net loss and a reduction in current liabilities of $2.0 million offset by goodwill and other intangible impairment of $14.5 million, depreciation and amortization of $3.8 million; the loss from the disposal of discontinued operations of $9.9 million; non-cash financing related costs of $5.8 million; and other non-cash items of $1.2 million. The net losses before non-cash items included losses from operations for the discontinued segment of $4.0 million. The reduction in current liabilities of $2.0 million for the year ended 2001 resulted principally from decreases in deferred ad revenues of $2.4 million. Current assets declined $0.1 million due to increased receivables of $1.7 million related to the increase in ad revenues, offset by decreased prepaid expenses and deferred charges of $1.4 million and a decline in inventory related to discontinued operations of $0.4 million.

         In the year ended March 31, 2000, net cash used in operating activities of $3.2 million was due to net losses excluding non-cash charges of $7.3 million and an increase in current assets of $1.7 million partially offset by an increase in current liabilities of $5.8 million. The net losses before non-cash items included losses from operations for the discontinued segment of $4.5 million. Current assets rose principally due to increased prepaid expenses related to the issuance of warrants for marketing services. The increase in current liabilities was due to increased accounts payable, principally related to the discontinued e-commerce operations, and increased accrued liabilities and deferred revenues.

         Net cash used in investing activities was $0.2 million and $2.6 million for the years ended March 31, 2001 and 2000, respectively. Investing activities for the year ended 2001 included proceeds of the sale of discontinued e-commerce operations for $1.0 million offset by $0.5 million for fixed asset purchases, and changes in other assets were $0.3 million.

         Net cash used in investing activities was $2.6 million for the year ended March 31, 2000. During the year, $0.7 million was used for acquisitions, consisting of $1.9 million in cash paid for the CD Universe acquisition, less $1.2 million received from acquisitions. Purchases of fixed assets amounted to $0.9 million and other asset changes were $0.9 million.

         Net cash provided by financing activities of $5.6 million for the year ended March 31, 2001 resulted from proceeds from short-term loans from new investors of $5.3 million less repayments of $1.6 million and proceeds from long-term notes of $1.8 million, which include the restructuring of $2.1 million of certain short-term notes into long-term notes. One loan with an outstanding balance of $2.3 million is payable on demand, and has been partially repaid through deductions from ongoing receivables. Loans of approximately $1.5 million remain unpaid past their maturity date and are effectively in default. The Company may incur additional default interest on these loans of approximately $15,000 monthly. The lenders on these past-due loans could demand immediate payment and initiate legal proceedings against the Company. Of the $1.5 million in past-due loans, one note in the principal amount of $1.02 million is secured by 4.8 million shares of our common stock owned by the Company's chairman. For the year ended March 31, 2000, cash flows from financing activities were $8.2 million, which resulted from net proceeds of $8.4 million from the sale of 1.8 million shares of preferred stock and 1,187,080 shares of common stock, less repayments of advances to an officer and affiliates.

         As of March 31, 2001, the Company's principal commitments include obligations for leases amounting to approximately $281,000, annually. Continued acquisitions and investments may also require future capital expenditures.

         On July 13, 2001 the Company entered into a Stock Purchase Agreement by which an affiliate of a Sony Music Entertainment Inc. agreed to invest $5 million in the Company in exchange for issuance by the Company of shares of Series B Senior Convertible Preferred Stock (the "Series B Preferred"), at a purchase price of $2.60 per share. Further information on this transaction and certain related transactions are included in the "Recent Transactions" section of this document. For the year ending December 31, 2000, InfoBeat generated $2.7 million in revenue and incurred a net loss of $16.8 million.

         The Company expects that the closing of the funding will occur within 90 days of the date hereof. Following the closing of the funding, the Company expects that it will have adequate working capital for the next 12 months. The Company may, however, seek additional working capital through additional equity and/or debt financings in the upcoming year. There can be no assurance that such financing can be successfully completed on terms acceptable to the Company. Also, the closing of this transaction is subject to certain contingencies, including: (i) in the event that the average closing price of the Company's common stock for the 15 trading days immediately following the date of the Stock and Share Purchase Agreements (the "Average Share Price") is less than or equal to $2.00, then either party shall have the right to terminate the transactions contemplated under the Stock Purchase Agreement and related documents; (ii) the execution of a voting agreement by holders of a majority of the Company's common stock, within 5 days of the signing of the Stock Purchase Agreement; (iii) the payment terms of two promissory notes by the Company must be revised; and (iv) consent to the Stock Purchase Agreement and related documents by holders of at least 75% of the Company's Series A 6% Convertible Preferred Stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         eUniverse places its cash and cash equivalents in banks with high quality standards. Cash investments consist of high quality overnight investments that bear immaterial exposure to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data.

         Financial statements required pursuant to this item are included in
Part IV, Item 14 of this Form 10-K and are presented beginning on page F-2. The supplementary financial information required by this item is included under the subsection entitled "Quarterly Results of Operations/Supplementary Financial Information," beginning on page F-25.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrants.

         The information required herein will be reported in our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of eUniverse's fiscal year ended March 31, 2001 (the "2001 Proxy Statement"), and is incorporated by referenced herein.

Item 11. Executive Compensation.

         The information required herein will be reported in the 2001 Proxy Statement, and is incorporated by referenced herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required herein will be reported in the 2001 Proxy Statement, and is incorporated by referenced herein.

Item 13. Certain Relationships and Related Transactions.

         The information required herein will be reported in the 2001 Proxy Statement, and is incorporated by referenced herein.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements.

         The following consolidated financial statements, and the related notes thereto, of eUniverse and the Report of Independent Auditors are filed as part of this Form 10-K.

                          INDEX TO FINANCIAL STATEMENTS

eUniverse, Inc. Financials.......................................  F-1 - F-26

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

(b) Reports on Form 8-K.

         No Reports on Form 8-K were filed with the SEC by eUniverse during the last quarter of fiscal year 2001.

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS
eUniverse, Inc.

We have audited the accompanying consolidated balance sheets of eUniverse, Inc. and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows of eUniverse, Inc. and its predecessor, CDUniverse for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eUniverse, Inc. and Subsidiaries as of March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


                                     MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                     Certified Public Accountants


New York, New York
May 21, 2001
                        eUNIVERSE, INC. and Subsidiaries

                           Consolidated Balance Sheets



                                                                                                        March 31,       March 31,
                                                                                                          2001            2000
                                                                                                      ------------    ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents .....................................................................  $    218,841     2,323,087
      Accounts receivable, net of allowances for
         doubtful accounts of 123,000 and $78,214, respectively ....................................     2,676,675       994,364
      Inventory ....................................................................................          --         431,714
      Due from employees ...........................................................................          --         153,200
      Deferred charges .............................................................................       440,061       283,991
      Prepaid expenses and other current assets ....................................................       491,553     2,066,568
                                                                                                      ------------  ------------

                                                                  Total Current Assets .............     3,827,130     6,252,924

PROPERTY AND EQUIPMENT, less accumulated depreciation
     of $264,383 and $270,188, respectively ........................................................       902,004     1,190,071

GOODWILL, net of amortization of $7,404,624
     and $2,287,420 respectively ...................................................................     4,739,981    29,114,844
OTHER INTANGIBLES, net of amortization of $160,559 and $340,
    respectively ...................................................................................     1,479,699       911,212

Prepaid expenses non-current ......................................................................        363,134          --
Deferred charges non-current ......................................................................        424,371          --
Deposits and other assets ..........................................................................       142,812       309,393
                                                                                                      ------------  ------------

                                              TOTAL ASSETS .........................................  $ 11,879,131  $ 37,778,444
                                                                                                      ============  ============

LIABILITIES AND SHAREHOLDERS'  (DEFICIT) EQUITY
CURRENT LIABILITIES
     Accounts payable ..............................................................................  $  2,870,997  $  2,273,672
     Accrued expenses ..............................................................................     2,592,745     2,104,688
     Deferred Revenue ..............................................................................       232,240     2,653,412
     Notes payable .................................................................................     3,760,209          --
     Current maturities of notes payable, affiliates ...............................................       940,000          --
     Short-term portion of lease obligations .......................................................          --           8,158
                                                                                                      ------------  ------------
                                                                 Total Current Liabilities .........    10,396,191     7,039,930

LONG-TERM DEBT ....................................................................................        976,190          --
LONG-TERM DEBT, AFFILIATES, LESS CURRENT MATURITIES ...............................................      2,065,239          --
                                                                                                      ------------  ------------

TOTAL LIABILITIES ..................................................................................    13,437,620     7,039,930
                                                                                                      ------------  ------------

COMMITMENTS AND CONTINGENCIES .....................................................................           --            --

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.10 par value; 40,000,000 shares
         authorized; 1,454,572 and 1,795,024 shares
           issued and outstanding, respectively ....................................................       145,457       179,502
     Common stock, $.001 par value; 250,000,000 shares authorized;
       18,817,502 and 17,630,422 issued and outstanding, respectively ..............................        18,815        17,630
     Additional paid-in capital ....................................................................    50,523,445    41,609,028
     Deferred stock compensation cost ..............................................................      (139,234)           --
     Retained deficit ..............................................................................   (52,106,972)  (11,067,646)
                                                                                                      ------------  ------------
                                                                Total Shareholders' (Deficit)/Equity    (1,558,489)   30,738,514
                                                                                                      ------------  ------------

     TOTAL LIABILITIES AND SHAREHOLDERS'  (DEFICIT) EQUITY .........................................  $ 11,879,131  $ 37,778,444
                                                                                                      ============  ============


               See accompanying notes to the financial statements
                        eUNIVERSE, INC. and Subsidiaries

                      Consolidated Statements of Operations


                                                                                        Year Ended
                                                                                         March 31,
                                                                         --------------------------------------------
                                                                           2001            2000        |    1999
                                                                         ------------    ------------  | ------------
                                                                                                       | CD Universe
                                                                                                       |
REVENUE ..............................................................   $ 15,668,203    $  1,842,440  | $       --
                                                                                                       |
COST OF GOODS SOLD ...................................................      1,606,493         153,950  |         --
                                                                         ------------    ------------  |  -----------
                                                                                                       |
GROSS PROFIT .........................................................     14,061,710       1,688,490  |         --
                                                                         ------------    ------------  | ------------
                                                                                                       |
OPERATING EXPENSES:                                                                                    |
    Marketing and sales (excludes stock-based                                                          |
      compensation of $447,065, $379,006                                                               |
      and $0, respectively) ..........................................      8,299,799       1,441,570  |         --
    Product development (excludes stock-based                                                          |
      compensation of $(19,656), $37,326 and $0, respectively) .......      3,827,600       1,139,836  |         --
    General and administrative (excludes                                                               |
      stock-based compensation of $(164,598),                                                          |
      $164,598, and $0 respectively ..................................      4,755,772       3,731,298  |         --
    Amortization of goodwill                                                                           |
     and other intangibles ...........................................      2,909,741       1,414,136  |         --
    Stock-based compensation .........................................        262,811         580,930  |         --
                                                                         ------------    ------------  |  -----------
                                                                                                       |
TOTAL OPERATING EXPENSES .............................................     20,055,723       8,307,770  |         --
                                                                         ------------    ------------  |  -----------
                                                                                                       |
                                                        OPERATING LOSS     (5,994,013)     (6,619,280) |         --
                                                                                                       |
NONOPERATING INCOME (EXPENSE)                                                                          |
    Interest income ..................................................         18,801          60,931  |         --
    Interest and other financing expenses ............................     (6,351,875)           --    |         --
    Loss on write-down of investments ................................       (320,682)           --    |         --
    Loss allocated to minority interest ..............................           --             4,110  |         --
    Impairment of goodwill ...........................................    (14,474,390)           --    |         --
                                                                         ------------    ------------  |  -----------
                                                                                                       |
                   LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES    (27,122,159)     (6,554,239) |         --
                                                                                                       |
INCOME TAXES .........................................................           --              --    |         --
                                                                         ------------    ------------  | ------------
                                                                                                       |
                                       LOSS FROM CONTINUING OPERATIONS   $(27,122,159)   $ (6,554,239) | $       --
                                                                                                       |
DISCONTINUED OPERATIONS:                                                                               |
    Loss from operations of discontinued segment                                                       |
     (net of applicable income taxes of $0) ..........................     (4,046,012)     (4,513,407) |     (407,164)
    Loss on disposition segment                                                                        |
     (net of applicable income taxes of $0) ..........................     (9,871,155)           --    |         --
                                                                         ------------    ------------  | ------------
                                                                                                       |
                                                              NET LOSS   $(41,039,326)   $ (11,067,646)| $   (407,164)
                                                                         ============    ============  |  ===========
                                                                                                       |
Continuing operations loss per common share ..........................   $      (1.50)   $      (0.42) | N/A
Discontinued operations loss per common share ........................   $      (0.77)   $      (0.29) | N/A
                                                                         ------------    ------------  | ------------
Basic and diluted loss per common share ..............................   $      (2.27)   $      (0.70) | N/A
                                                                         ============    ============  | ============
                                                                                                       |
Basic and diluted weighted average common                                                              |
 shares outstanding ..................................................     18,094,670      15,765,108  | N/A
                                                                         ============    ============  | ============


               See accompanying notes to the financial statements
                        eUNIVERSE, INC. AND SUBSIDIARIES

            Consolidated Statement of Shareholders' Equity (Deficit)


                                                                    Preferred Stock
                                                              --------------------------
                                                                Shares        Par Value
                                                              ----------    ------------

Share issued to acquire option
   to purchase CD Universe ................................         --      $     --
Shares issued for merger related services .................         --            --
Shares issued pursuant to
   Rule 506 of Regulation D ...............................         --            --
Shares issued pursuant to employment agreement ............         --            --

                                                              ----------    ----------
Balance, March 31, 1999 ...................................         --            --

Sale of Preferred Stock ...................................    1,795,024       179,502
Cost of offerings and issuance ............................         --            --
Shares issued in acquisition of
   eUniverse.com Website ..................................         --            --
Shares issued in acquisition of CD Universe, Inc. .........         --            --
Shares issued for services ................................         --            --
Shares retained by former MCA Shareholders ................         --            --
Shares issued in acquisition of Mega DVD ..................         --            --
Shares issued in acquisition of Cases Ladder, Inc. ........         --            --
Stock options issued in connection
   with acquisition of Cases Ladder, Inc. .................         --            --
Stock options issued in connection
   with services performed ................................         --            --
Fair Value of the warrants issued .........................         --            --
Shares issued in acquisition of
   Gamers Alliance, Inc. ..................................         --            --
Additional Shares issued in acquisition of
   Gamers Alliance, Inc. ..................................         --            --
Shares issued to employees as compensation expense ........         --            --
Amortization of variable stock options
   issued to employees ....................................         --            --
Shares issued in acquisition of
   The Big Network, Inc. ..................................         --
Shares issued in acquisition of
   FunOne.com .............................................         --            --
Shares issued in acquisition of
   Falcon Ventures Corp. ..................................         --            --
Shares issued in acquisition of
   PokemonVillage.com .....................................         --            --
Shares issued in acquisition of
   JustSayWow.com .........................................         --            --
Additional Shares issued in acquisition of
   Gamers Alliance, Inc. ..................................         --            --
Additional Shares issued in acquisition of
   The Big Network, Inc. ..................................         --            --
Shares issued to Take2 Corporation ........................         --            --
Stock options issued in connection
   with affiliate agreements ..............................         --            --
Net loss for the twelve months ended
  March 31, 2000 ..........................................         --            --
                                                              ----------    ----------
Balance at March 31, 2000 .................................    1,795,024       179,502
                                                              ==========    ==========


Conversion of Preferred to common stock ...................     (340,452)      (34,045)
Cost of offering Stock conversion
Additional Shares issued in acquisition of
   The Big Network, Inc. ..................................         --
Additional Shares issued in acquisition of
   Gamers Alliance, Inc. ..................................         --

Shares issued to employees as compensation expense ........         --

Less:  Deferred stock compensation cost ...................         --

Shares issued in acquisition of websites ..................         --

Shares issued in connection with services performed .......         --

Shares issued in connection with financing activities .....         --

Shares issued in connection with assets purchased .........         --

New shares to be issued to Isosceles ......................         --

Cost of offering Warrants issued to preferred shareholders          --

Reversal of repriced employee options .....................         --

Options issued to websites for right of first refusal .....         --

Warrants issued in connection with financing activities ...         --

Warrants issued in connection with services to be performed         --

Options issued in connection with services performed ......         --

Net loss for the twelve months ended
  March 31, 2001 ..........................................         --

                                                              ----------    ----------
Balance at March 31, 2001 .................................    1,454,572       145,457
                                                              ==========    ==========






                                                                  Common Stock
                                                              -----------------------
                                                                Shares      Par Value
                                                              ----------   ----------
Share issued to acquire option
   to purchase CD Universe ................................    8,061,000   $    8,061
Shares issued for merger related services .................    1,539,000        1,539
Shares issued pursuant to
   Rule 506 of Regulation D ...............................      250,000          250
Shares issued pursuant to employment agreement ............      200,000          200
                                                              ----------   ----------
Balance, March 31, 1999 ...................................   10,050,000       10,050

Sale of Preferred Stock....................................
Cost of offerings and issuance.............................
Shares issued in acquisition of
   eUniverse.com Website ..................................       15,000           15
Shares issued in acquisition of CD Universe, Inc. .........    2,425,000        2,425
Shares issued for services ................................      392,436          392
Shares retained by former MCA Shareholders ................    1,220,993        1,221
Shares issued in acquisition of Mega DVD ..................        4,605            4
Shares issued in acquisition of Cases Ladder, Inc. ........      700,000          700
Stock options issued in connection
   with acquisition of Cases Ladder, Inc. .................         --           --
Stock options issued in connection
   with services performed ................................         --           --
Fair Value of the warrants issued .........................         --           --
Shares issued in acquisition of
   Gamers Alliance, Inc. ..................................       78,125           78
Additional Shares issued in acquisition of
   Gamers Alliance, Inc. ..................................        8,789            9
Shares issued to employees as compensation expense ........       42,506           42
Amortization of variable stock options
   issued to employees ....................................         --           --
Shares issued in acquisition of
   The Big Network, Inc. ..................................    1,440,000        1,440
Shares issued in acquisition of
   FunOne.com .............................................        8,733            9
Shares issued in acquisition of
   Falcon Ventures Corp. ..................................      310,000          310
Shares issued in acquisition of
   PokemonVillage.com .....................................       43,630           44
Shares issued in acquisition of
   JustSayWow.com .........................................       11,976           12
Additional Shares issued in acquisition of
   Gamers Alliance, Inc. ..................................        8,789            9
Additional Shares issued in acquisition of
   The Big Network, Inc. ..................................      269,840          270
Shares issued to Take2 Corporation ........................      600,000          600
Stock options issued in connection
   with affiliate agreements ..............................         --           --
Net loss for the twelve months ended
  March 31, 2000 ..........................................         --           --
                                                              ----------   ----------
Balance at March 31, 2000 .................................   17,630,422       17,630
                                                              ==========   ==========


Conversion of Preferred to common stock ...................      481,068          482
Cost of offering Stock conversion
Additional Shares issued in acquisition of
   The Big Network, Inc. ..................................       90,160           90
Additional Shares issued in acquisition of
   Gamers Alliance, Inc. ..................................       19,531           19

Shares issued to employees as compensation expense ........       98,274           97

Less:  Deferred stock compensation cost....................

Shares issued in acquisition of websites ..................      217,269          216

Shares issued in connection with services performed .......      161,127          161

Shares issued in connection with financing activities .....      100,000          100

Shares issued in connection with assets purchased .........       19,651           20

New shares to be issued to Isosceles.......................

Cost of offering Warrants issued to preferred shareholders.

Reversal of repriced employee options.....................

Options issued to websites for right of first refusal.....

Warrants issued in connection with financing activities...

Warrants issued in connection with services to be performed

Options issued in connection with services performed......

Net loss for the twelve months ended
  March 31, 2001..........................................
                                                              ----------   ----------
Balance at March 31, 2001 .................................   18,817,502       18,815
                                                              ==========   ==========





                                                               Additional
                                                                Paid-in         Retained
                                                                Capital         Deficit          Total
                                                              ------------    ------------    ------------
Share issued to acquire option
   to purchase CD Universe ................................   $    247,039            --      $    255,100
Shares issued for merger related services .................         47,145            --            48,684
Shares issued pursuant to
   Rule 506 of Regulation D ...............................        249,750                         250,000
Shares issued pursuant to employment agreement ............          6,036            --             6,236
                                                              ------------    ------------    ------------
Balance, March 31, 1999 ...................................        549,970            --           560,020

Sale of Preferred Stock ...................................      6,282,584                       6,462,086
Cost of offerings and issuance ............................     (2,184,449)                     (2,184,449)
Shares issued in acquisition of
   eUniverse.com Website ..................................         59,985                          60,000
Shares issued in acquisition of CD Universe, Inc. .........      7,272,575                       7,275,000
Shares issued for services ................................        500,206                         500,598
Shares retained by former MCA Shareholders ................        857,256                         858,477
Shares issued in acquisition of Mega DVD ..................         52,496                          52,500
Shares issued in acquisition of Cases Ladder, Inc. ........      6,999,300                       7,000,000
Stock options issued in connection
   with acquisition of Cases Ladder, Inc. .................      1,111,100                       1,111,100
Stock options issued in connection
   with services performed ................................         67,248                          67,248
Fair Value of the warrants issued .........................      1,921,217                       1,921,217
Shares issued in acquisition of
   Gamers Alliance, Inc. ..................................        999,922                       1,000,000
Additional Shares issued in acquisition of
   Gamers Alliance, Inc. ..................................         85,684                          85,693
Shares issued to employees as compensation expense ........        269,561                         269,603
Amortization of variable stock options
   issued to employees ....................................        207,010                         207,010
Shares issued in acquisition of ...........................           --
   The Big Network, Inc. ..................................      8,818,560                       8,820,000
Shares issued in acquisition of
   FunOne.com .............................................         49,991                          50,000
Shares issued in acquisition of
   Falcon Ventures Corp. ..................................      1,782,190                       1,782,500
Shares issued in acquisition of
   PokemonVillage.com .....................................        379,456                         379,500
Shares issued in acquisition of
   JustSayWow.com .........................................         99,988                         100,000
Additional Shares issued in acquisition of
   Gamers Alliance, Inc. ..................................         51,626                          51,635
Additional Shares issued in acquisition of
   The Big Network, Inc. ..................................      1,652,500                       1,652,770
Shares issued to Take2 Corporation ........................      3,599,400                       3,600,000
Stock options issued in connection
   with affiliate agreements ..............................        123,652                         123,652
Net loss for the twelve months ended
  March 31, 2000 ..........................................                    (11,067,646)    (11,067,646)
                                                              ------------    ------------    ------------
Balance at March 31, 2000 .................................     41,609,028     (11,067,646)     30,738,514
                                                              ============    ============    ============


Conversion of Preferred to common stock ...................        557,936                         524,373
Cost of offering Stock conversion .........................       (524,373)                       (524,373)
Additional Shares issued in acquisition of
   The Big Network, Inc. ..................................        552,140                         552,230
Additional Shares issued in acquisition of
   Gamers Alliance, Inc. ..................................        103,493                         103,512

Shares issued to employees as compensation expense ........        513,276                         513,373

Less:  Deferred stock compensation cost ...................       (139,234)                       (139,234)

Shares issued in acquisition of websites ..................        687,284                         687,500

Shares issued in connection with services performed .......        360,879                         361,040

Shares issued in connection with financing activities .....        262,400                         262,500

Shares issued in connection with assets purchased .........         38,120                          38,140

New shares to be issued to Isosceles ......................       (212,500)                       (212,500)

Cost of offering Warrants issued to preferred shareholders        (179,870)                       (179,870)

Reversal of repriced employee options .....................       (207,011)                       (207,011)

Options issued to websites for right of first refusal .....         71,115                          71,115

Warrants issued in connection with financing activities ...      5,769,262                       5,769,262

Warrants issued in connection with services to be performed        830,345                         830,345

Options issued in connection with services performed ......        291,921                         291,921

Net loss for the twelve months ended
  March 31, 2001 ..........................................                    (41,039,326)    (41,039,326)
                                                              ------------    ------------    ------------
Balance at March 31, 2001 .................................     50,384,211     (52,106,972)     (1,558,489)
                                                              ============    ============    ============


               See accompanying notes to the financial statements
                        eUNIVERSE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash flows


                                                                                                Year Ended March 31,
                                                                                        2001            2000      |    1999
                                                                                    ------------    ------------  | ------------
                                                                                                                  |  CD Universe
                                                                                                                  |
OPERATING ACTIVITIES                                                                                              |
    Net  loss ...................................................................   $(41,039,326)   $(11,067,646) | $   (407,164)
                                                                                                                  |
    Transactions not requiring cash:                                                                              |
       Depreciation .............................................................        243,333         143,955  |       46,322
       Amortization .............................................................      3,520,547       2,440,038  |         --
       Impairment of goodwill ...................................................     14,474,391            --    |         --
       Loss on write-down of investments ........................................        320,684            --    |         --
       Loss on disposition of segment ...........................................      9,871,155            --    |         --
       Bad Debts ................................................................        460,962          59,039  |         --
       Stock related employee compensation ......................................        262,811         373,920  |         --
       Amortization of variable stock                                                                             |
           option issued to employees ...........................................       (207,011)        207,010  |         --
       Stock and warrants granted to                                                                              |
           outside consultants and affiliates ...................................        397,491         567,204  |         --
       Non-cash financing related costs .........................................      5,763,891            --    |         --
       Loss allocated to minority interest ......................................           --            (4,110) |         --
    Changes in current assets ...................................................        (80,330)     (1,763,158) |      (58,306)
    Changes in current liabilities ..............................................     (1,975,986)      5,809,149  |      407,741
    Others ......................................................................        104,822            --    |        1,000
                                                                                    ------------    ------------  | ------------
                                        NET CASH USED IN OPERATING ACTIVITIES ...     (7,882,566)     (3,234,599) |      (10,407)
                                                                                    ------------    ------------  | ------------
INVESTING ACTIVITIES                                                                                              |
    Purchases of websites .......................................................       (113,711)     (2,015,000) |         --
    Proceeds from acquisitions ..................................................           --           330,983  |         --
    Proceeds from reverse acquisition ...........................................           --           858,477  |         --
    Proceeds from sale of assets ................................................      1,000,000            --    |         --
    Changes in other assets .....................................................       (257,200)       (907,115) |         --
    Purchases of fixed assets ...................................................       (463,959)       (899,287) |     (113,508)
                                                                                    ------------    ------------  | ------------
                                        NET CASH USED IN INVESTING ACTIVITIES ...        165,130      (2,631,942) |     (113,508)
                                                                                    ------------    ------------  | ------------
                                                                                                                  |
FINANCING ACTIVITIES                                                                                              |
    Proceeds from issuance of preferred stock ...................................           --         5,875,204  |         --
    Proceeds from issuance of common stock ......................................           --         2,505,000  |         --
    Proceeds from sale of options ...............................................         85,000            --    |         --
    Payment to repurchase common stock ..........................................           --           (20,000) |         --
    Financing costs .............................................................           --            (6,672) |         --
    Advance from officer ........................................................           --              --    |      150,000
    Repayment of advances from officer ..........................................           --          (105,000) |      (45,000)
    Loan from affiliates ........................................................           --              --    |       30,000
    Repayment of loan from affiliates ...........................................           --           (74,808) |     (110,395)
    Proceeds from short term notes ..............................................      5,326,114            --    |         --
    Repayment of short term notes ...............................................     (1,613,775)           --    |         --
    Proceeds from long term notes ...............................................      1,815,851                  |
    Advance to officer ..........................................................           --              --    |     (156,569)
    Receipt of advances to officer ..............................................           --           157,769  |
    Advances to employees .......................................................           --          (153,200) |          --
                                                                                    ------------    ------------  |  ------------
                                        NET CASH PROVIDED BY FINANCING ACTIVITIES      5,613,190       8,178,293  |      (131,964)
                                                                                    ------------    ------------  |  ------------
                                                                                                                  |
CHANGE IN CASH AND CASH EQUIVALENTS .............................................     (2,104,246)      2,311,752  |     (255,879)
Cash and cash equivalents,                                                                                        |
 beginning of period ............................................................      2,323,087          11,335  |      267,214
                                                                                    ------------    ------------  | ------------
CASH AND CASH EQUIVALENTS                                                                                         |
    AT END OF PERIOD ............................................................   $    218,841    $  2,323,087  | $     11,335
                                                                                    ============    ============  | ============
                                                                                                                  |
CASH PAID DURING THE YEAR FOR:                                                                                    |
    Interest Expense ............................................................   $     53,580    $       --    | $      2,424
                                                                                    ============    ============  | ============
    Income taxes ................................................................   $       --      $       --    | $       --
                                                                                    ============    ============  | ============

               See accompanying notes to the financial statements
                        eUNIVERSE, INC. AND SUBSIDIARIES

           Supplemental Data to Consolidated Statements of Cash Flows


                                                                        Year Ended March 31,
                                                                 2001          2000        |       1999
                                                             ------------   -----------    |   -----------
                                                                                           |   CD Universe
OTHER NON-CASH FINANCIAL ACTIVITIES                                                        |
                                                                                           |
Stock issued in connection with acquisitions:                                              |
     Acquisition of The Big Network ......................      552,230    10,472,770      |
     Acquisition of CD Universe ..........................         --       7,275,000      |
     Acquisition Cases Ladder ............................         --       7,000,000      |
     Acquisition Gamer's Alliance ........................      103,513     1,137,328      |
     Acquisition Falcon Ventures .........................         --       1,782,500      |
     Acquisition of eUniverse.com website(1) .............         --          60,000      |
     Acquisition of MegaDVD.com(1) .......................         --          52,500      |
     Acquisition of FunOne.com(1) ........................      124,319        50,000      |
     Acquisition of Pokemonvillage.com ...................         --         379,500      |
     Acquisition of Justsaywow.com .......................      225,000       100,000      |
     Acquisition of Funpageland.com ......................       25,000          --        |
     Acquisition of DustCloud.com ........................      150,000          --        |
     Acquisition of debsfunpages.com .....................       50,000          --        |
     Acquisition of ratedfun.com .........................       37,500          --        |
     Acquisition of send4fun.com .........................      300,000          --        |
     Acquisition of spreadingjoy.com .....................      150,000          --        |
Stock issued in connection with the preferred stock                                        |
  offering, 319,000 shares(2) ............................         --         159,500      |
Stock issued in connection with services performed                                         |
   shares(2) ..............................................        --          10,000      |
Stock issued in connection with services performed,                                        |
  shares(2) ..............................................         --         331,098      |
Stock issued to employees, 42,506 shares .................         --         269,603      |
Stock options issued in connection with the acquisition                                    |
  of Cases Ladder shares .................................         --       1,111,100      |
Stock options issued in connection with services                                           |
  Performed and to be performed ..........................         --          67,248      |
Stock options issued in connection with Affiliate                                          |
  agreements .............................................       71,115       123,652      |
Warrants issued in connection with placement                                               |
  agent services .........................................         --       1,214,567      |
Warrants issued in connection with services                                                |
  Performed and to be performed ..........................      291,922       312,878      |
Warrants issued in connection with Affiliate                                               |
  agreements .............................................                     93,989      |
Warrants issued to preferred shareholders ................         --         299,783      |
Amortization of variable stock options issued to employees     (207,010)      207,010      |
Shares issued to Take 2 Corporation in connection with                                     |
  services ...............................................      262,500     1,600,000      |
Fair value of warrants issued ............................    6,599,607          --        |
Shares issued in connection with services performed ......      361,040          --        |
Shares issued in connection with assets purchased ........       38,140          --        |
New shares to be issued to Isosceles .....................     (212,500)         --        |



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

               See accompanying notes to the financial statements

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000


(1) ORGANIZATION AND LINE OF BUSINESS

         eUniverse, Inc. (the "Company") is a Nevada Corporation engaged in developing and operating a network of web sites providing entertainment-oriented services. During the reporting period, the Company was engaged in providing online advertising and games on its network of web sites. The Company conducts operations from facilities located in Los Angeles, CA; San Francisco, CA; New York, NY and Mount Vernon, WA. The financial statements being presented include the accounts of eUniverse, Inc. and its wholly owned subsidiaries. The Company previously engaged in sales of audio CDs, videotapes (VHS), and digital videodisks (`DVDs') over the Internet, prior to the discontinuation of these operations in October 2000. All significant inter-company transactions and balances have been eliminated in consolidation.

         The Company was founded in February 1999 and incorporated as Entertainment Universe, Inc. ('EUI'). EUI was formed as a holding company to acquire various operating companies. On April 14, 1999, EUI acquired Motorcycle Centers of America, Inc. ('MCA'), a publicly traded company, through a reverse acquisition. In connection with that acquisition, EUI shareholders exchanged all of EUI's common stock for 12,829,000 shares of MCA's $.001 par value restricted common stock. EUI shareholders also exchanged all of their preferred shares for 1,795,024 shares of MCA's Series A 6% Convertible Preferred Stock. As a result, EUI (the accounting acquirer) became a wholly owned subsidiary of MCA
(the legal acquirer). The former shareholders of EUI owned approximately 91.6 percent of MCA after the reverse acquisition. The Company acquired CD Universe on April 14, 1999, a company whose business was selling compact audio CDs, videotapes and DVDs over the Internet (see Note 4 - Business Combinations. Subsequent to this, MCA changed its name to eUniverse, Inc.

(2) ACCOUNTING POLICIES

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

REVENUE RECOGNITION

         The Company recognizes service revenue upon fulfillment and delivery of customer's advertising. Additionally, the Company derives revenue from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid. During the years ended March 31, 2001 and 2000, the Company recorded $499,000 and $266,000 as bartered advertising revenue, respectively. With respect to the discontinued e-commerce operations, the Company recognized revenue upon shipment of its products. Revenue included shipping and handling charges. The Company also maintained a partner program whereby partners provided links on their websites that brought customers to the CD Universe website. Revenue generated from these linked sites was recognized upon shipment of the products. The partner received a commission of 5% to 15% of sales of the Company's products that originated from the site, recognized as a selling expense concurrent with the sale.

ADVERTISING AFFILIATES AGREEMENTS

         The Company has entered into advertising affiliate agreements under which minimum advertising payments are guaranteed to the affiliates in return for obtaining the exclusive right by the Company to sell Sponsorships on the affiliates' web sites. "Sponsorship" is defined by these agreements as advertising such as banners, buttons and pop-up windows of third parties on the affiliates' web sites. The fees payable to the affiliates are accrued as cost of advertising revenue in the period that such revenue is earned.

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

ROYALTY PAYMENTS

         The Company had agreements to share revenue with individuals independent of the Company. These agreements terminated in the year ended March 31, 2001. The Company was required to pay royalties for the use of computer games based on a percentage of advertising revenue generated from the Company's usage of the games on its web sites. As the Company generated advertising revenue, a corresponding liability was accrued and was recorded as a cost of revenue (see Note 11 - Notes Payable).

COMPARATIVE PERIODS

         Prior period financial statements have been restated to conform to the current period presentation, principally in regard to the presentation of results from discontinued operations. Since EUI, the accounting acquirer, has no operating history, financial statements are presented using CD Universe's historical data, as EUI's predecessor.

CONCENTRATION OF CREDIT RISK

         The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

INVENTORY

         At March 31, 2001 the Company has no inventory as a result of discontinuing its e-commerce operations. Inventory had consisted of compact discs, videos and packaging materials. Inventory was valued at the lower of cost or market using the first-in, first-out method.

DEFERRED CHARGES

         Deferred charges consist of the unamortized fair value of warrants or options issued principally in connection with the securing of financing, investor relations services and online advertising and are amortized over service periods generally ranging from one to three years.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. Estimated useful lives are as follows:

         Leasehold improvements.........................  Life of the lease
         Computer equipment.............................  5 years
         Telephone equipment............................  5 years
         Computer software..............................  5 years
         Furniture, fixtures and other.................. 10 years

INTANGIBLE ASSETS

         Intangible assets consist of goodwill, customer lists, and domain names. Excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 5 years. Customer lists and domain names are being amortized on a straight-line basis over a period of 3 and 5 years, respectively. Through December 31, 2000 goodwill and domain names were amortized over 10 years. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realization or impairment of the related goodwill, the company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and future operating income of that specified group of assets and expected undiscounted cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by discounted future cash flows.

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

ORGANIZATION COSTS

         In accordance with American Institutes of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," the Company expenses, as incurred, costs related to organizational and start-up activities.

INCOME TAXES

         Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amounts of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, accounts receivable, receivable from employees, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of these instruments.

COMPREHENSIVE INCOME

         The Company has adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There are no items of other comprehensive income (loss) for the years ended March 31, 2001, 2000, and 1999.

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

ADVERTISING COSTS

         Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the years ended March 31, 2001 and 2000 advertising expense from continuing operations amounted to $1,526,859 and $241,018, respectively. The Company had no direct-response advertising during the periods presented.

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

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

          Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive are as follows:


                                                                 March 31
                                                            2001          2000
                                                           ------        ------

                  Convertible preferred stock..........   1,454,572      1,795,024
                  Warrants.............................   3,100,146      1,026,677
                  Options .............................   6,694,439      4,037,594
                                                         ----------     ----------
                  Total   .............................  11,249,157      6,859,295
                                                         ==========     ==========

(3) DISCONTINUED OPERATIONS

         In September 2000, the Company decided to discontinue its e-commerce operations. This segment consisted of the sale of CD's, DVD's and videotapes, and computer games. The sale of the assets relating to this segment was consummated on October 10, 2000. The assets were sold to CLBL, Inc. a Connecticut corporation owned by a significant shareholder of the Company. The proceeds from the sale consisted solely of a note receivable from the purchaser in the amount of $1,000,000. The purchaser has paid off this note, in its entirety, as of the date of these statements.

         The revenue from the discontinued operations for the twelve months ended March 31, 2001, 2000 and 1999 were $4,382,634, $9,091,757 and $8,851,247, respectively. Major assets disposed of consist of the following approximate values (in $000's): Net goodwill, $9,576; net customer list, $167; net domain names, $108; net fixed assets, $610; merchandise inventory $350; and prepaid expenses of $65.

         As a result of this discontinuance, the consolidated financial statements of eUniverse, Inc. and the related notes to the consolidated financial statements and supplemental data have been restated to reflect the results of operations and assets of the e-commerce segment of business as a discontinued operation in accordance with generally accepted accounting principles. The loss on disposal of the e-commerce segment was approximately, $9.9M. This loss provided for reserves necessary to write down assets disposed of to their net realizable values.

(4) BUSINESS COMBINATIONS

         During the year ended March 31, 2001, the Company acquired certain web sites including FunnyGreetings, Send4Fun, SpreadingJoy, DebsFunPages, RatedFun, and DustCloud. The Company also made investments in Email Shows and Moviemaker for $250,000 and $30,584, respectively, which were accounted for using the cost method.

         Goodwill, domain names and customer lists were acquired for cash and/or stock at the following costs. No other assets were acquired and no liabilities were assumed in these transactions.

                                         Goodwill   Domain Names          Total
                                         --------   ------------        ---------
         FunnyGreetings..............  $1,380,000   $  500,000        $1,880,000
         Send4Fun....................     487,500      162,500           650,000
         SpreadingJoy................       --         300,000           300,000
         Deb's Funpages.............      187,500       62,500           250,000
         RatedFun................           --         175,000           175,000
         DustCloud................        110,000       40,000           150,000
         Others...................          --          26,500            26,500
                                       ----------   ----------         ---------
                                       $2,165,000   $1,266,500        $3,431,500
                                       ==========   ==========        ==========

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

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

         On June 30, 1999, the Company completed its purchase of Gamers' Alliance, Inc. Gamers' Alliance operates and maintains one of the largest networks of computer gaming related sites on the Internet with more than 50 gaming related web sites. The purchase price of this acquisition was 78,125 shares of the Company's common stock, valued at $12.80 per share (market price on acquisition date), issued in exchange for all the issued and outstanding shares of Gamers' Alliance, Inc. Pursuant to the term of the agreement, the purchase price may increase to 175,781 shares of common stock based on achievement of earnings performance targets through June 30, 2000. As of March 31, 2000, 8,789 additional shares valued at $9.75 per share and 8,789 additional shares valued at $5.87 per share have been issued. In addition, purchase price adjustments equaling additional shares of 11,719 shares valued at $4.00 per share and 48,828 shares valued at $7.25 per share have been accrued pending issuance. As of March 31, 2001, 19,531 of these shares had been issued. An additional 19,531 shares valued at $5.44 per share, or $106,210, have been accrued and are pending issuance. All additional shares are valued at the market price at quarter end when they are earned. The Company also incurred direct costs related to the acquisition totaling $26,877, which have been added to the acquisition price.

         Effective as of August 31, 1999, the Company completed its acquisition of 95 percent of the outstanding capital stock of The Big Network, Inc., a company providing a suite of classic board and card games, such as spades, checkers, chess, and backgammon, allowing simultaneous play by its members. The Big Network has also developed LivePlace, a Java applet that provides users with an overview of activities around the site, allows them to follow public conversation, send private messages to other users, and co-navigate the web. The purchase price of this acquisition was 1,800,000 shares of the Company's common stock, valued at $6.125 per share (the market price on the acquisition date), issued in exchange for 100 percent of the issued and outstanding shares of The Big Network, Inc. At March 31, 2000, 1,709,840 shares had been issued in exchange for 95 percent of the outstanding shares and an additional 90,160 shares were issued valued at $6.125 (market price at the original acquisition date) for the remaining 5% by June 2, 2000. This was an arm's length transaction between independent and unrelated parties. The Company also incurred direct costs related to the acquisition totaling $100,524, which have been added to the acquisition price.

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

         On February 1, 2000, in an arms length transaction between unrelated third parties, eUniverse completed its acquisition of the Pokemonvillage.com and Quake City Gaming Network from D. Scott Smith. Pokemonvillage.com, with over 370,000 unique visitors in December 1999, as reported by Media Matrix, is one of the largest online communities for enthusiasts of Pokemon, computer/video games, and other collectibles. The purchase price of this transaction was 43,630 shares of the Company's common stock, valued at $8.698 per share (fair market value on the date of acquisition). After the closing, Mr. Scott became employed by eUniverse until June 30, 2001 when his employment terminated. Under Mr. Scott's employment agreement with eUniverse, additional payments of up to $190,000 in cash and up to an aggregate value of $450,000 in stock options, based upon a fair market exercise price at the date of grant, may be payable upon achievement of targeted numbers of banner advertisements displayed on the web pages of the Pokemonvillage.com and its related web sites through August 1, 2001. As of March 31, 2001 one such target had been achieved and $30,000 in bonus and $150,000 in stock related compensation were accrued. The Company incurred direct costs related to the acquisition totaling $5,194, which have been added to the acquisition price.

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

         As of March 1, 2000, eUniverse acquired Justsaywow.com from Christian Walter in exchange for $200,000 cash ($100,000 upon closing and $100,000 in ten equal installments beginning May, 2000) and 11,696 shares of eUniverse common stock with a value of $100,000. This was an arms length transaction between unrelated parties. Justsaywow.com is a web site that provides fun and humorous electronic greetings with animated graphics. After the closing, Mr. Walter became employed by eUniverse. Under Mr. Walter's employment agreement with eUniverse, eUniverse may make contingent payments to Mr. Walter, over the period of six calendar months from the closing, contingent upon Justsaywow.com achieving specified milestones with respect to the number of page view requests received by the Justsaywow.com web site. The contingent payments will be made in shares of eUniverse's common stock and have an aggregate total value of up to $200,000, based upon the fair market value of eUniverse's common stock at the time of issuance. As of March 31, 2001 all such contingent payments had been earned and paid resulting in issuance of 64,032 shares valued at $200,000. The Company incurred direct costs related to the acquisition totaling $3,357, which have been added to the acquisition price. Effective March 15, 2001, Mr. Walter terminated his employment with the Company.

         During the year ended March 31, 2000, the estimated fair value of assets acquired and liabilities assumed is summarized as follows:

                                            CD          CASES       GAMER'S      THE BIG     FALCON
                                          UNIVERSE      LADDER      ALLIANCE     NETWORK     VENTURES
                                         --------      ------      --------     -------     --------
         Cash........................  $   11,335   $   20,286   $    5,503   $   99,204   $  194,655
         Accounts receivable.........      92,938       59,218       52,664       17,000       57,898
         Inventory...................      22,647       --           --           --          196,303
         Fixed assets................     225,718       33,916       20,240       71,685       72,786
         Related party receivables...     157,569       --           --           --           --
         Customer list...............     250,000      100,000       --           --           50,000
         Domain names................     100,000       75,000       90,000       24,000       20,000
         Other assets................      10,139       10,254       --           13,075       27,250
         Accounts payable............    (942,321)     (75,379)     (35,284)     (82,403)    (409,404)
         Other liabilities...........     (30,000)      --          (29,528)     (36,373)      --
         Notes payable, officers.....    (105,000)      --           --           --           --
         Minority interest...........      --           --           --           (4,110)      --
         Goodwill....................   9,457,190    7,888,855    1,461,489   10,466,716    1,604,963
                                       ----------   ----------   ----------   ----------    ----------
                                       $9,250,215   $8,112,150   $1,565,084  $10,568,794   $1,814,451
                                       ==========   ==========   ==========  ===========   ==========

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

                                         POKEMON-     JUSTSAY-
                                         VILLAGE        WOW
                                         --------      ------
         Cash........................  $   --        $   --
         Accounts receivable.........      --            --
         Inventory...................      --            --
         Fixed assets................      --            --
         Related party receivables...      --            --
         Domain names................      90,000       75,000
         Other assets................      --            --
         Accounts payable............      --            --
         Other liabilities...........      --            --
         Notes payable, officers.....      --            --
         Minority interest...........      --            --
         Goodwill....................     294,694      228,357
                                       ----------   ----------
                                       $  384,694   $  303,357
                                       ==========   ==========

         Total goodwill recorded through the acquisitions is $31,402,264 and has been amortized on a straight-line basis over ten years through December 31, 2000. Effective beginning with the quarter ended March 2001, the Company revised the amortization period to five years (see Note 5 - Amortization and Impairment of Intangible Assets).

         The operations of the acquired entities have been included in the statements of operations from the dates of acquisition, with the exception of CD Universe, which is included from the beginning of the period.

PRO FORMA INFORMATION

         Pro forma information as if the foregoing acquisitions had occurred at the beginning of the period presented is as follows:

                                            PRO FORMA YEAR ENDING
                                                March 31, 2000
                                                --------------
         Revenue................................ $ 11,936,392
         Net loss...............................  (13,133,092)
         Loss per share.........................    ($0.77)


(5) AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

         The net carrying value of goodwill and other intangibles recorded through acquisitions is $6,219,680 as of March 31, 2001. These assets are being amortized on a straight-line basis over five years effective beginning January 1, 2001. Prior to that date, the Company amortized goodwill and other intangibles on a straight-line basis over ten years. The Company evaluated the reduction in goodwill amortization periods based on management's assessment of future cash flows and the practice of other firms in the Internet industry.

         The operations of acquired entities are included in the statement of operations from the dates of acquisition.

         The Company has assessed the value of its goodwill and other intangibles as of March 31, 2001. Reviews were performed on its subsidiaries, Big Network and Case's Ladder, and the enterprise as a whole. Events triggering this review included the closure of the Big Network due to declining web site traffic, and the obsolescence and reduced need of Big Network customer service technology following the discontinuation of operations of the e-commerce subsidiary CD Universe in October 2000. The Company's decision to place Case's Ladder for sale was based on a decline in web site traffic and the lack of synergy with other Company services and markets. Valuations were based upon discounted cash flows and a review of comparable companies. The Company determined the amount of the impairment charge by comparing the carrying values of goodwill and related intangible assets such as domain name rights to their fair values.

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000


         As a result of this review, the intangibles related to Big Network were written-off with an impairment charge of $9,097,730, its pre-impairment carrying value as of March 31, 2001. Case's Ladder was reduced from a pre-impairment value of $6,406,660 to a revised value of $1,030,000 with an impairment charge of $5,376,660.

         Based on a separate review of investments in Email Shows and Moviemaker, Email Shows was revalued to $20,000 from a purchase price of $250,000. The investment in Moviemaker of $30,584 was written off due to the investment's limited resources and prospects.

PRO FORMA INFORMATION

         Pro forma information as if the foregoing change in amortization period from 10 years to 5 years had occurred at the beginning of the fiscal year is as follows:


                                                  PRO FORMA YEAR ENDING
                                                     March 31, 2001
                                                  ----------------------
         Amortization...........................      $  4,584,273
         Impairment charge......................        13,173,293
         Increase in net loss...................         ( 373,435)
         Increase in basic and diluted loss per
            common share........................            $(0.02)
         Pro forma basic and diluted loss per
            common share........................            $(2.29)


(6) FIXED ASSETS

         Fixed assets, at cost, consist of the following:


                                                                               March 31,
                                                                       2001                2000
                                                                   ---------------    --------------
         Furniture and fixtures................................    $    25,575           $   59,672
         Computers and equipment...............................        898,519            1,098,907
         Purchased software....................................        242,293              253,137
         Leasehold improvements................................           --                 48,543
                                                                     ---------            ---------
                                                                     1,166,387            1,460,259
         Less accumulated depreciation and amortization........       (264,383)            (270,188)
                                                                     ---------            ---------
              Fixed assets, Net................................     $  902,004           $1,190,071
                                                                     =========            =========

         Accumulated amortization of purchased software as of March 31, 2001 and March 31, 2000, is $61,028 and $35,523, respectively. Depreciation expense for the reporting periods were as follows:


                                                                     Year Ended
                                                                      March 31,
                                                            2001        2000      1999
                                                          --------    --------   -------
         Depreciation expense...........................  $243,334    $143,955   $46,152

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

(7) OTHER INTANGIBLES

         Other Intangibles consist primarily of the cost of web site domain names and customer lists acquired:


                                                                               March 31,
                                                                       2001                2000
                                                                    ----------          ----------
         Debsfunpage..........................................      $   62,500                --
         Domain Name - eUniverse.Com..........................          60,000          $  60,000
         Domain Names - CD Universe, Inc......................            --              100,000
         Domain Names - Cases Ladder, Inc.....................            --               75,000
         Domain Names - Gamer's Alliance, Inc.................          90,000             90,000
         Domain Names - The Big Network, Inc..................            --               28,500
         Domain Names - Falcon Ventures Corp..................            --               20,000
         DustCloud.com........................................          40,000               --
         FunnyGreetings.com...................................         500,000               --
         FunPageLand.com......................................           5,000               --
         JustPigs.com.........................................          20,000               --
         JustSayWow.com.......................................          75,000             75,000
         Pokemonvillage.com...................................          90,000             90,000
         MegaDVD.com..........................................            --               60,200
         FunOne.com...........................................          58,758             58,758
         RatedFun.com.........................................         175,000               --
         Send4Fun.com.........................................         162,500               --
         SpreadingJoy.com.....................................         300,000               --
         Customer list -- CD Universe, Inc. ..................            --              250,000
         Customer list -- Cases Ladder, Inc. .................            --              100,000
         Customer list -- Falcon Ventures Corp................            --               50,000
         Other................................................           1,500              7,073
                                                                     ---------         ----------
                                                                     1,640,258          1,064,531
         Less accumulated amortization........................         160,559            153,319
                                                                     ---------         ----------
         Other Intangibles, Net...............................      $1,479,699         $  911,212
                                                                     =========         ==========

         The above Web sites are valued at their fair value based on management's judgment and are being amortized on a straight-line basis over the period of five years. Customer lists, which were part of e-commerce operations that were discontinued in October 2000 were amortized on a straight-line basis over a period of three years. Amortization expense for goodwill and intangible assets for the years ending March 31, 2001 and 2000 was $2,909,741 and $1,414,136, respectively.

(8) PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses consist of the short-term portion of the fair value of warrants or options issued or cash payments made in advance for marketing or other services to be rendered as follows:


                                                                               March 31,
                                                                        2001                2000
                                                                    -----------         -----------
         Co-marketing agreement shares........................      $   695,600         $ 1,600,000
         Cost of options for financing services...............              --              154,039
         Prepaid marketing expenses...........................           26,900              25,000
         Prepaid investment banking expenses..................           46,666              70,000
         Prepaid investor relations expenses..................           22,579                 --
         Prepaid insurance, advances & other..................           62,942             217,529
                                                                     ----------          ----------
                                                                        854,687           2,066,568
         Less: Non-current portion
         Co-marketing agreement shares........................         (326,500)                --
         Prepaid investment banking expenses..................          (23,333)                --
         Prepaid investor relations expenses..................          (13,301)                --
                                                                     ----------          ----------
         Total                                                      $   491,553         $ 2,066,568
                                                                     ==========          ==========

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000


 (9) DEFERRED CHARGES

         Deferred charges consist of the short-term portion of the unamortized fair value of warrants or options issued principally in connection with the securing of financing and investor relations services. Options issued to advertising affiliates for continued online advertising services are also included. All such options and warrants have been valued using the Black-Scholes method option pricing model (see also Note 15 - Warrants).



                                                                              March 31,
                                                                        2001               2000
                                                                   -------------      -------------
         Options:
         Advertising network affiliates.......................      $    22,708        $    104,121

         Warrants:
         Granted for services.................................          841,724                 --
         Preferred shareholders...............................              --              179,870
                                                                   ------------       -------------
                                                                        864,432             283,991
         Less: non-current portion
         Warrants granted for services........................         (422,684)                --
         Options granted to advertising network...............           (1,687)                --
                                                                   ------------       -------------
                                                                       (424,371)                --
                                                                   ------------       -------------
         Total                                                      $   440,061        $    283,991
                                                                   ============       =============

(10) INCOME TAXES

         The components of the provision for income taxes for the year ended March 31, 2001 and 2000 are as follows:


                                                                     2001       2000
                                                                     ----       ----
         Current tax expense
              U.S. Federal.......................................  $  --      $  --
              State and local....................................     --         --
                                                                   --------   --------
         Total current...........................................     --         --
                                                                   --------   --------
         Deferred tax expense
              U.S. Federal.......................................     --         --
              State and local....................................     --         --
                                                                   --------   --------
         Total deferred..........................................     --         --
                                                                   --------   --------
         Total tax provision from continuing operations..........  $  --      $  --
                                                                   ========   ========

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                       2000     1999
                                                                       ----     ----
         Federal income tax rate.....................................  34.0%    34.0%
         Deferred tax charge (credit)................................   --       --
                                                                       ----     ----
         Effect on valuation allowance...............................  34.0%    34.0%
         State income tax, net of Federal benefit....................   --       --
                                                                       ----     ----
         Effective income tax rate...................................   0.0%     0.0%
                                                                       ====     ====

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000


         At March 31, 2001 and 2000, the Company had net carry forward losses of approximately $24,832,000 and $8,753,000, respectively, of which $8,753,000 will expire in 2020 and $16,079,000 in 2021. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainly of realizing the benefit of the tax carry forward.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amount used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows: [need calculation of 2000 and 1999 figures]


                                                                 March 31,
                                                            ----------------------
                                                               2001          2000
            Non-current deferred tax assets (liabilities):
                 Stock compensation................       $   (286,800)  $   (93,500)
                 Amortization expense..............            (22,500)      (12,500)
                 Financing charges.................         (2,070,500)        --
                 Loss carry forward................         17,707,600     3,258,000
                                                           -----------    ----------
                                                            15,327,800     3,152,000
            Less: Valuation allowance..............        (15,327,800)   (3,152,000)
                                                           -----------    ----------
            Net deferred tax assets (liabilities)..       $     --       $     --
                                                           ===========    ==========

(11) NOTES PAYABLE

         Notes payable consist of the following:


                                                                  March 31,
                                                            ---------------------
                                                               2001        2000
            Notes payable:
                 New Technology Holdings...........       $ 2,289,764  $    --
                 SFX Entertainment, Inc............         1,020,445       --
                 Videogame Partners, LLC...........           450,000       --
                                                            ---------   ---------
                                                          $ 3,760,209       --
                                                           ==========   =========

         1- A secured promissory note to New Technology Holdings, Inc. ("NTH"), dated September 6, 2000, in the amount of $3,155,670. This note bears an interest rate of prime rate (8.0% at March 31, 2001) plus 2%, is payable on demand after the six-month anniversary, and grants the lender a first priority security interest in all the assets of the Company. In a related transaction, the Company entered into a subscriber acquisition agreement to provide subscriber names to two of NTH's subsidiaries, Indimi, Inc. and Emazing, Inc. at a rate of $0.80 per new subscriber. According to this agreement NTH may, in its sole discretion, deduct $0.35 from each subscriber fee payable and apply it against the outstanding principal amount of the above promissory note. Through March 31, 2001, the Company has recorded approximately $3.2 million of advertising revenue in connection with this agreement and NTH has deducted $865,906 from its payments to the Company to be applied against the principal amount of the loan leaving a balance of $2,289,764 for this loan at March 31, 2001. The subscriber acquisition agreement was terminated as of January 1, 2001. The Company also has issued warrants in connection with this note, as described in Note 15 - Warrants.

         2- On April 26, 2000 the Company received $1,020,445 pursuant to a promissory note to SFX Entertainment, Inc. This note is collateralized by 4,841,000 shares of the common stock of the Company belonging to the Chairman of eUniverse. The note bears an interest rate of 12% and was payable in full on August 25, 2000 but remains unpaid as of the date of this filing.

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2001 and 2000


         3- On July 7, 2000, the Company received $450,000 pursuant to a promissory note to VideoGame Partners, LLC. The interest rate on this loan was 6% and the loan was payable on August 31, 2000. The interest rate on the unpaid balance of this note after the maturity date increases to prime rate plus 6%. This loan remains in default as of March 31, 2001. As a result, the Company has issued warrants to the noteholder (see Note 15-Warrants).

         4- On May 31, 2000, pursuant to a promissory note to GrayBox, LLC, a Nevada company, the Company received $250,000. The interest rate on this loan was 6% and the maturity date was August 31, 2000. This note was fully paid off by the maturity date (see Note 15 - Warrants).

(12) LONG TERM DEBT

         As of March 1, 2001 the Company entered into a settlement of amounts due pursuant to an agreement and promissory note with a former employee that had developed web sites and related content for the Company. A current obligation of $976,190 was settled by entering into a promissory note having a term of 30 months and with the entire principal due on September 1, 2003. Interest accrues at 8% with payments of interest only payable in July 2001, December 2001, July 2002, December 2002 and September 2003. The noteholder has the right at any time to convert the unpaid balance of the note into shares of unregistered, restricted common stock of the Company at $6 per share.

         Future maturity of long term debt is as follows:


                                                     March 31,
                                                     ---------
            2004..................................   $ 976,190

(13) LONG TERM DEBT, AFFILIATES

         Notes payable - affiliates consist of the following:


                                                                  March 31,
                                                            ---------------------
                                                               2001        2000
            Notes payable concerning the following websites:
                 Funnygreetings...................       $ 1,840,289    $   --
                 Send4fun.........................           739,751        --
                 Debsfunpages.....................           312,336        --
                 Funpageland .....................           112,863        --
                                                           ---------    ---------
                                                           3,005,239        --

            Less: Current maturities of notes payable
                    for Funnygreetings                      (940,000)       --
                                                           ---------    ---------
         Total Long Term Debt, Affiliates.........       $ 2,065,239    $   --
                                                          ==========    =========

         1 - On October 7, 2000, the Company purchased FunnyGreetings.com for cash payments totaling $2,000,000 payable in equal monthly installments of $83,333 including principal and interest over 24 months beginning November 2000. As of the date of this statement, this liability has been recorded as a short-term and a long-term debt of $940,000 each, and the remaining $120,000 is imputed as interest expense over the life of the note based on the present value of the payments over two years. As of March 31, 2001, $30,000 has been recorded as interest expense and $39,711 of the total obligation has been paid.

         2 - As of March 1, 2001 the Company entered into settlements of amounts due pursuant to agreements and promissory notes with certain existing employees that had developed web sites as listed above and related content for the Company. Current obligations of $1,164,950 were settled by entering into promissory notes having a term of 30 months and with the entire principal due on September 1, 2003. Interest accrues at 8% with payments of interest only payable at different dates for the various notes through September 2003. The noteholders have the right at any time to convert the unpaid balance of the note into shares of unregistered, restricted common stock of the Company at $6 per share.

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000


         Future maturities of long term debt, affiliates are as follows:


                                                                      March 31,
                                                                     ----------
         2002......................................................   $ 940,000
         2003......................................................     900,289
         2004......................................................   1,164,950
                                                                      ---------

           Total                                                     $3,005,239
                                                                     ==========

(14) COMMITMENTS AND CONTINGENCIES

         a) The Company had entered into several agreements to share revenues with individuals independent of the company. These individuals had provided the Company with computer games, which the Company had been operating on its web sites. The individuals had granted the Company usage of the computer games for up to a 25% royalty of advertising revenue generated from the usage of the game on the Company's web sites. For the year ended March 31, 2001, the Company has no material liabilities or expenses due under these agreements and all agreements have been terminated as of that date.

         b) The Company leases various facilities under non-cancelable operating lease agreements that expire within the next four years. Future minimum lease payments under these non-cancelable operating leases are as follows:


                                                                   MARCH 31, 2001
                                                                   --------------
         2002......................................................  $ 282,710
         2003......................................................    234,765
         2004......................................................    220,800
         2005......................................................    165,600
         2006......................................................         --
                                                                       -------
           Total                                                     $ 903,875
                                                                     =========

         Rent expense from continuing operations for the reporting periods were as follows:


                                                                Year Ended
                                                                 March 31,
                                                          2001      2000      1999
                                                         ------    ------    ------
         Rent expense................................   $345,845   $69,206     --

         c) On December 9, 1999, The Isosceles Fund Limited ("Isosceles") filed suit in the Superior Court of California against the Company, Brad Greenspan, Gerard Klauer Mattison & Co., Inc. ("GKM") and ten unnamed individuals seeking damages based on (i) breach of an alleged subscription agreement between Isosceles and the Company to purchase common stock of eUniverse, (ii) breach of an implied covenant of good faith and fair dealing in connection with the alleged subscription agreement, and (iii) intentional interference with the alleged subscription agreement by GKM and ten unnamed individuals (the "Isosceles Lawsuit"). Also as previously disclosed, on November 1, 2000, Ballsbridge Finance Ltd. ("Ballsbridge") filed a lawsuit against the Company in the California Superior Court for the County of Los Angeles seeking damages based on breach of contract and related claims based on the Company's alleged refusal to authorize transfer of 55,000 unregistered shares of eUniverse common stock originally issued to Ballsbridge in or about May of 1999 (the "Ballsbridge Lawsuit"). On February 2, 2001, Isosceles, Ballsbridge and the Company entered into a Stipulation For Settlement in mediation and agreed to settle the Isosceles Lawsuit and Ballsbridge Lawsuit. The settlement agreement calls for the issuance of 85,000 unregistered shares of eUniverse Common Stock valued at $212,500 to Isosceles, which has been accrued at March 31, 2001. Additionally, the Board of Directors of eUniverse will rescind its resolution to cancel the shares already issued to Ballsbridge, which shares have remained on the Company's books and which resolution to cancel such shares has never been carried out due to ongoing settlement discussion with Ballsbridge. The settlement agreement also provides for the dismissal of the Isosceles Lawsuit and Ballsbridge Lawsuit.

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000


         d) The Company previously disclosed three lawsuits filed in Alameda County, California (collectively referred to as the "BNI Litigation") involving the Company, Brad Greenspan, the former shareholders of The Big Network, Inc. ("BNI Shareholders"), Stephen Sellers and John Hanke. The BNI Litigation arises out of, among other things, the Company's acquisition of BNI, disposition of the Company shares issued to the BNI Shareholders in connection with the acquisition ("BNI Shares"), and subsequent purported agreements concerning registration and sale of the BNI Shares. On April 18, 2001, the parties to the BNI Litigation participated in a voluntary mediation of their disputes administered by JAMS and presided over by a retired California State Judge. The mediation resulted in the parties executing a term sheet stipulating an enforceable settlement of the BNI Litigation ("BNI Settlement"). The terms of the BNI Settlement have been approved by the Company's Board of Directors and are currently being incorporated into definitive documentation of the settlement. The BNI Settlement principally concerns disposition of the approximately 1,800,000 BNI Shares. Pursuant to the terms of the BNI Settlement, the BNI Shares shall be placed into an escrow from which 37.5% of the shares shall be released to the BNI Shareholders over a period of fifteen (15) months. The Company shall have an option to purchase the remaining 62.5% of the shares ("Company Option") for a period of four (4) years contingent upon the Company making quarterly option payments to the BNI Shareholders to keep the Company Option alive. The Company Option is exercisable at $1.40 per share during the first fifteen (15) months of the Company Option, and $1.75 per share thereafter. The Company is obliged to use 10% of any proceeds received from debt or equity financing of between 5 and 10 million dollars, and 20% of the proceeds received from debt or equity financing over 10 million dollars, to exercise the Company Option. In the event the Company fails to make any option payments when due, fails to exercise the Company Option when required, or there is a change of control of the Company, the Option Shares shall be released from escrow to the BNI Shareholders and shall be freely alienable.

          e) On April 23, 2001, EP Opportunity Fund and EP Opportunity Fund International, Ltd. (the "EP Funds") filed a Demand for Arbitration against the Company with the American Arbitration Association. The EP Funds assert claims for breach of contract and fraud, alleging that the Company has breached a fully executed stock subscription agreement and registration rights agreement, under which the EP Funds agreed to subscribe to an offering of the Company's preferred stock. The EP Funds claim that the Company has failed to register the restricted preferred stock held in the EP Funds' name. The EP Funds claim in excess of $250,000 in damages. The Company disputes the EP Funds' claims and intends to vigorously defend the action. The case is in the early stages of the arbitration, with no arbitrator yet appointed.

          f) On May 1, 2001, Krausz Puente LLC, a California limited liability company, served a Fourth Amended Complaint in the case of Krausz Puente LLC v. slam.site, Inc., et al., pending in the California Superior Court for the County of Los Angeles ("Krausz Litigation"), upon Case's Ladder, Inc., a California corporation and a subsidiary of the Company ("CLI"). CLI was previously named in this case as "Doe 1." The Krausz Litigation primarily concerns breach of a lease obligation by third-party companies ("Lessees") owned by certain former shareholders of CLI. The plaintiff has added CLI as a defendant in the Krausz Litigation because it contends that certain assets transferred into CLI at the time of its incorporation (prior to eUniverse's acquisition of CLI) were fraudulently transferred from Lessees in an effort to shield the assets from creditors, including the plaintiff. CLI believes these allegations to be without merit and will defend the suit vigorously.

(15) EQUITY COMPENSATION PLANS

STOCK COMPENSATION

         An expense of $469,822 for stock-based compensation has been recorded to reflect the value of additional shares to be issued related to the website performance of Funone.com, JustSayWow.com, funpageland.com and PokemonVillage.com.

         On September 15, 1999, the Company cancelled 1,932,000 stock options, which had been granted to employees on June 15, 1999 with a weighted average exercise price of $9.67 and reissued 1,642,200 (85 percent) options with a weighted average exercise price of $6.00 and a vesting period of three years to the same employees. Compensation expense related to these option of $207,011 has been recorded in the March 31, 2000 financial statements. During the current reporting period, this amount for $207,011 was reversed to reflect the fact that the fair market value as of the statement date remains below the exercise price of these options.

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000


         The following table presents the amount of stock-based compensation that would have been recorded under the following income statement categories if the stock-based compensation had not been separately stated in the financial statements.


                                                          Year Ended March 31,
                                                           2001         2000
                                                           ----         ----

         Marketing and Sales...........................$ 447,065    $ 379,006
         Product Development...........................  (19,656)      37,326
         General and Administrative.................... (164,598)     164,598
                                                       ---------    ---------
              Total stock based compensation.......... $ 262,811    $ 580,930
                                                       =========    =========

PROFIT SHARING PLAN

         During the years ended March 31, 2001 and 2000, the Company maintained an agreement with Equitable Life Assurance Society of the United States (Equitable) to provide its employees with a Profit Sharing (401K) Plan. The highlights of this plan other than limits specified by law are:

         1- Matching contribution by the Company of 100% of the first 3% of gross salary contribution by the employees plus an additional 50% of the next 2%. For the years ended March 31, 2001 and 2000, the Company's matching contribution expenses were $72,613 and $21,054, respectively.

         2- 100% immediate vesting of the Company's matching contributions.

STOCK OPTIONS:

         Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 9,000,000 shares of common stock have been reserved for issuance under the Plan. Typically, options granted under the plan will vest ratably over 3 years with 1/3 vesting after 12 months and the remaining vesting in 1/12 increments each 3 months thereafter. For the years ended March 31, 2001 and 2000 the plan's activities were as follows:


                                                                                                     WEIGHTED
                                                                    NUMBER OF          EXERCISE       AVERAGE
                                                                      SHARES             PRICE         PRICE
                                                                      ------             -----         -----
         Outstanding at 3-31-1999..................................      --               --            --
         Granted...................................................   5,314,570      $3.00 - 13.00      $6.92
         Cancelled.................................................  (2,919,176)      6.00 - 13.00       8.51
         Reissued..................................................   1,642,200           6.00           6.00
         Exercised.................................................      --
         Forfeited.................................................      --
                                                                     ----------    ---------------      -----
         Outstanding at 3-31-2000..................................   4,037,594      $3.00 - 13.00      $5.39

         Granted...................................................   5,355,130         1.75- 7.98       3.17
         Cancelled.................................................  (2,698,285)        2.75-13.00       5.95
         Exercised.................................................     --
         Forfeited.................................................     --
                                                                     ----------     --------------      -----
         Outstanding at 3-31-2001..................................   6,694,439        $1.75-11.40      $4.15
                                                                     ----------     --------------      -----
         Options exercisable at 3-31-2001 .........................   1,788,762        $1.75-11.40      $5.41
                                                                     ----------     --------------      -----
         These totals are segregated as follows:

         Outstanding at 3-31-2001 at exercise prices up to $3.03      4,732,240        $1.75- 3.03
         Outstanding at 3-31-2001 at exercise prices over $3.03       1,962,199        $5.00-11.40

         Exercisable at 3-31-2001 at exercise prices up to $3.03        884,831        $1.75- 3.03
         Exercisable at 3-31-2001 at exercise prices over $3.03         903,931        $6.00-11.40


         The weighted average remaining life of the options is 27 months.

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

         The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted. Since the company has granted all its stock options at an exercise price equal to or above the quoted market value on the measurement date, no compensation expense related to grants of stock options to employees has been recorded.

         Pursuant to FASB Interpretation No. 44, the Company accounts for its repriced options as a variable plan. Compensation is measured as the difference between the fair market value and the exercise price of the option at the reporting period, recognized in the financial statements over the service period.

          Had the Company chosen the fair value method of accounting for transactions involving stock option issuance to employees pursuant to SFAS 123, the Company would have recorded an additional $4,517,732 and $1,824,051 in compensation cost for the years ended March 31, 2001 and March 31, 2000, respectively, as presented by the pro forma statement below:


                                                         Years Ended March 31,
                                                         2001              2000
                                                  --------------       -------------
         Net loss as reported...................... $(41,039,326)      $(11,067,646)
                                                    ------------       ------------
         Pro forma net loss........................ $(45,557,058)      $(12,891,697)
                                                    ------------       ------------
         Net loss per common share................. $      (2.27)      $      (0.70)
                                                    ------------       ------------
         Pro forma loss per share.................. $      (2.52)      $      (0.82)
                                                    ------------       ------------

         The Black Scholes option-pricing model with a risk free interest rate ranging from 5.665% to 6.434%, a volatility ranging from 71.05% to 134.85%, zero dividend yield and an expected life of three years for the options was used to determine the fair value of options rendered. The weighted average fair value of the options issued during the year was $2.34.

         In addition to the stock options granted to employees, the Company has granted 52,500 options with exercise prices ranging from $6.25 to $7.98 to advertising affiliates and an online media company valued at $143,193. These options have been recorded pursuant to SFAS 123 based on the fair market value of the equity instruments issued.

         Also, the Company has purchased investor relations services for a two year period that commenced on January 2, 2001. In connection with this agreement, the Company issued options for 250,000 shares of the Company's common stock at an exercise price of $1.75. The options have been valued at $291,922 in the financial statements using the Black Scholes option pricing model with a risk free interest rate of 5.75%, a volatility of 140% with no expected dividend yield and a life of two years. The options expire on January 2, 2003.

WARRANTS:

         The Company has granted warrants to purchase common stock in connection with debt and services. Stock purchase warrant activity is summarized as follows:

                                                                         NUMBER
                                                                       OF SHARES    EXERCISE PRICE
                                                                       ---------    --------------
         Outstanding at 3-31-1999....................................     --              --
         Granted.....................................................  1,026,677     $ 2.74-10.00
         Exercised...................................................     --
         Forfeited...................................................     --
                                                                       ---------    --------------
         Outstanding at 3-31-2000....................................  1,026,677     $ 2.74-10.00

         Granted.....................................................  2,575,813     $  1.00-6.00
         Exercised...................................................    (80,000)            6.00
         Cancelled...................................................   (422,344)    $  4.75-6.00
         Forfeited...................................................     --
                                                                       ---------    --------------
         Outstanding at 3-31-2001....................................  3,100,146     $  1.00-7.00
                                                                       ---------    --------------
         Warrants exercisable at 3-31-2001...........................  3,092,146     $  1.00-7.00
                                                                       ---------    --------------


                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

         1- In connection with a loan from New Technology Holdings, Inc. the Company has issued 1,101,260 warrants to the lender. The first 701,260 of these warrants have an exercise price of $4.50 per share, the next 200,000 warrants, exercisable after the original 701,260 have been exercised, have an exercise price of $5.00 Per share. The last 200,000 warrants, exercisable after the purchase of 901,260 shares, have an exercise price of $6.00 per share. These warrants have been valued at $3,323,984 in the financial statements using the Black Scholes option pricing model with a risk free interest rate of 6.25%, a volatility of 108%, no expected dividend yield, and a life of 4 years. The warrants expire on September 6, 2003.

         2- In connection with a default in one of the provisions of a loan from Videogame Partners, LLC, and in consideration for the payment of $85,000 by Videogame Partners, the Company issued warrants to purchase 500,000 shares of the Company's Common Stock at a purchase price of $1.00 per share. These warrants have been valued at $1,842,702 in the financial statements using the Black Scholes option pricing model with a risk free interest rate of 6.25%, a volatility of 108% with no expected dividend yield and a life of one year. The warrants expire on September 19, 2001.

         3- In connection with a loan from GrayBox, LLC, and in consideration for receiving $8,000, the Company issued warrants for 80,000 shares of the Company's Common Stock to the lender at an exercise price of $6.00. In connection with this loan and as a replacement for the warrants therein, the Company agreed to cause one of its shareholders to sell 100,000 shares of the Company's Common Stock (the "Replacement Shares") to GrayBox at a purchase price of $1.80 per share by June 30, 2000. Upon receipt by GrayBox of the 100,000 Replacement Shares, GrayBox agreed to tender the warrants back to the Company. On June 22, 2000 the transaction involving the sale of Replacement Shares took place and the original 80,000 warrants were subsequently cancelled by the Company. The Replacement Shares have been valued at $458,421 in the financial statements using the Black Scholes option pricing model with a volatility of 105%, risk free interest rate of 6.25%, no expected dividend yield and life of one month.

         4- The Company agreed to purchase investor relations services for a 31 month period, that commenced January 2, 2001. In connection with this agreement, the Company issued warrants for 385,000 shares of the Company's common stock at an exercise price of $2.10. The warrants have been valued at $495,232 in the financial statements using the Black Scholes option pricing model with a risk free interest rate of 5.75%, a volatility of 140% with no expected dividend yield and a life of 31 months. The warrants expire on January 2, 2004.

         5- The Company agreed to a two year investor relations services agreement that commenced on January 2, 2001. As consideration for these services, the Company issued warrants for 130,000 shares of the Company's common stock with an exercise price of $2.00. The warrants have been valued at $153,600 in the financial statements using the Black Scholes option pricing model with a risk free interest rate of 5.75%, a volatility of 140% with no expected dividend yield and a life of two years. The warrants expire on January 2, 2003.

(16) PREFERRED STOCK

         On April 14, 1999 the Company sold 1,795,024 shares of its Series A 6% Convertible Preferred Stock in a private offering pursuant to Regulation D of the Securities Act of 1933 for the aggregate price of $6,462,086. Holders of the company's have the right to convert such stock into shares of the Company's common stock at any time after October 15, 1999 at a one-to-one ratio unless market price of the company's common stock is below $3.60, in which case the conversion ratio would be adjusted accordingly.

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

         As of March 31, 2001, 10 preferred shareholders had converted a total of 340,452 shares of preferred stock into 481,068 shares of common stock.

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

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

         On December 21,1999, the Company approached the holders of its Series A Preferred Stock to forgo three items in their purchase agreements in lieu of being granted warrants to purchase common stock equaling 20% of the number of shares owned by them (10% at an exercise price of $6.00 and 10% at an exercise price of $8.00). The items modified were:

         1- The Company will not be required to notify preferred shareholders at least thirty days prior to acquiring the stock or assets of another company so long as the Company is the surviving entity.

         2- The Company will not be required to file a registration statement to register the shares of its Common Stock issuable upon conversion of the Preferred Stock in the event the Company was able to raise at least $5 million in additional capital or debt issuance within six months of which at least $3 million ("Minimum Proceeds") had to be raised within 4 months.

         3- The shareholders agreed not to convert their Preferred Stock to Common Stock until August 15, 2000, provided the Company raised the Minimum Proceeds. However, 20% of such shares may be sold during any 30 day period beginning April 15, 2000 in the event that the average weekly closing price of the Company's Common Stock was greater than $12.00 per share.

         As of March 31, 2000, the Company had received consent to the above conditions from Preferred Shareholders holding 911,718 shares and a total of 182,344 warrants were issued. These warrants expired December 31, 2000 with none of them being exercised.

         Beginning November 2000, the Company approached the holders of its Series A Preferred Stock to forgo conversion rights in their purchase agreements in lieu of being granted warrants to purchase common stock equaling 20% and 25% of the number of shares owned by them at exercise prices ranging from $2.00 to $2.75. The shareholders agreed not to convert their preferred shares into common shares for a period of 6 months except in the amount of 20% of their holdings. They further agreed to limit their conversion of preferred shares into common and sale of those common shares to no more than 20% in any 3 month period following such six month period. As of March 31, 2001 eight shareholders holding 616,834 preferred shares had agreed to these terms and 135,021 warrants had been issued. These warrants expire one year from the date of issuance.

(17) SEGMENTED DISCLOSURES

         There were no identifiable reportable segments during the year ended March 31, 2001 following the discontinuation of e-commerce operations (see Note 3 - Discontinued operations).

(18) RELATED PARTY TRANSACTIONS

         The Company entered into settlement of amounts due agreements and promissory notes with certain existing and former Company employees that had developed web sites and related content for Company (see Note 13 - Long Term Debt - Affiliates).

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

(20) SUBSEQUENT EVENTS

Subsequent to March 31, 2001:

     o In June 2001, acquired the website and technology assets of Funbug.com for a purchase price of approximately $200,000 that will be paid based on a percentage of revenues. At the end of 30 months, in the event that $200,000 is not paid to the seller, the Company may, at its option, pay the remainder of the $200,000 to the seller or sell the assets back to the seller for $1.

     o In April 2001, the Company purchased a database of subsidiaries for $400,000.

     o On May 29, 2001 the Company entered into an agreement to sublease additional office space located at its headquarters in Los Angeles, CA. The agreement expires February 28, 2005. The rental rate is $6,678 per month through July 2002, and $7,179 per month through the expiration date.

     o On July 13, 2001, the Company entered into a Share Purchase Agreement with 550 Digital Media Ventures, Inc. (the "Investor"), a subsidiary of Sony Music Entertainment, Inc., for the purchase of Indimi, LLC ("Indimi"), in a business combination accounted for as a purchase. The purchase price of $9.94 million will exceed the fair value of the net assets of Indimi by an estimated $9.6 million. In connection with the Share Purchase Agreement, the Company also agreed to redeem a warrant issued to the Investor for the Company's common stock valued at $1 million. The Company will test the amount of purchased goodwill and other intangibles for impairment on annual basis or upon the occurrence of an adverse event in accordance with SFAS141 Business Combinations and SFAS142 Goodwill and Other Intangible Assets, which were approved in July 2001. The results of operations of Indimi will be included with the results of the Company from July 13, 2001. Assuming the acquisition had occurred on April 1, 2000, the Company's net sales, net income, basic, and diluted earnings per share would have been $16,660,264, $(58,946,816) $(3.26), and $(3.26), respectively subject to the average closing prices for the 15 trading days following July 13, 2001.

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

       QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL INFORMATION
                                   (UNAUDITED)

         The following table presents certain unaudited consolidated quarterly results of operations for the twelve quarters ended March 31, 2001. This information is unaudited but reflects all adjustments that are, in the opinion of the management, necessary for a fair presentation of consolidated results of the operations. These adjustments, consisting of normal recurring adjustments and accruals, were made on a basis consistent with the annual audited financial statements and generally accepted accounting principles. The consolidated quarterly data should be read in conjunction with audited financial statements and notes to such statements presented elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results for any future period.

                                                         INCOME        NET
                                                         (LOSS)      (LOSS)
                                                          FROM        FROM       NET
                                              GROSS    CONTINUING DISCONTINUED  INCOME
              QUARTER ENDED        REVENUES   PROFIT   OPERATIONS  OPERATIONS   (LOSS)
              -------------        --------   ------   ----------  ----------   ------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
         March 31, 2001..........   $4,239   $4,189    $(17,191)           --   $(17,191)
         December 31, 2000.......    4,566    4,221      (2,748)         (311)    (3,059)
         September 30, 2000......    4,093    3,456      (5,676)      (11,503)   (17,179)
         June 30, 2000...........    2,770    2,196      (1,507)       (2,103)    (3,610)

         March 31, 2000..........   $1,105     $966    $ (2,646)     $ (2,110)  $ (4,756)
         December 31, 1999.......      421      432      (2,082)         (925)    (3,007)
         September 30, 1999......      251      234      (1,263)         (799)    (2,062)
         June 30, 1999...........       65       56        (563)         (680)    (1,243)

         March 31, 1999..........   $  --        --          --      $   (137)  $   (137)
         December 31, 1998.......      --        --          --          (118)      (118)
         September 30, 1998......      --        --          --           (81)       (81)
         June 30, 1998...........      --        --          --           (71)       (71)

                                  WEIGHTED   WEIGHTED   CONTINUING   DISCONTINUED  BASIC AND
                                   AVERAGE    AVERAGE    OPERATIONS    OPERATIONS   DILUTED
                                   COMMON     COMMON      LOSS PER      LOSS PER    NET LOSS
                                   SHARES     SHARES       COMMON        COMMON       PER
               QUARTER ENDED       BASIC      DILUTED       SHARE        SHARE    COMMON SHARE
               -------------       -----     -------      ----------   ----------  -------------
         March 31, 2001..........   18,515      18,515      (.93)         --         (.93)
         December 31, 2000.......   18,120      18,120      (.15)         (.02)      (.17)
         September 30, 2000......   17,933      17,933      (.32)         (.64)      (.96)
         June 30, 2000...........   17,744      17,744      (.08)         (.12)      (.20)

         March 31, 2000..........   17,157      17,157      (.16)         (.12)      (.28)
         December 31, 1999.......   16,272      16,272      (.13)         (.05)      (.18)
         September 30, 1999......   15,317      15,317      (.08)         (.05)      (.13)
         June 30, 1999...........   12,222      12,222      (.05)         (.06)      (.11)

         March 31, 1999..........    N/A        N/A          N/A           N/A        N/A
         December 31, 1998.......    N/A        N/A          N/A           N/A        N/A
         September 30, 1998......    N/A        N/A          N/A           N/A        N/A
         June 30, 1998...........    N/A        N/A          N/A           N/A        N/A

                                           SCHEDULE II
                                VALUATION AND QUALIFYING ACCOUNTS
                                           (UNAUDITED)

                                                                          ADDITIONS
                                           BALANCE AT       ADDITIONS     CHARGED TO
                                          BEGINNING OF       THROUGH       COST AND                BALANCE AT
DESCRIPTION                                  PERIOD        ACQUISITIONS    EXPENSES    DEDUCTIONS  END OF PERIOD
-----------                                  ------      ------------    --------    ----------  -------------
Allowance for doubtful accounts:

         Year ended March 31, 2001......   $78,214         $   --         $460,962     $(416,176)    $123,000
         Year ended March 31, 2000......     --             19,175          69,539       (10,500)      78,214
         Year ended March 31, 1999......     --             --               --           --           --

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on July 16, 2001.

                                     eUNIVERSE, INC.


                                     By    /s/ BRAD D. GREENSPAN
                                       ................................
                                        Brad D. Greenspan
                                        Chairman of the Board of Directors
                                        Acting Chief Executive Officer

         Under the requirements of the Securities Act of 1934, this Form 10-K has been signed on July 16, 2001 by the following persons on behalf of the Registrant in the capacities indicated.


By    /s/ JOSEPH L. VARRAVETO
   ................................
   Joseph L. Varraveto
   Chief Financial Officer
   (principal financial officer and
    principal accounting officer)


By    /s/ BRAD D. GREENSPAN
    ................................
    Brad D. Greenspan
    Chairman of the Board of Directors
    (principal executive officer)


By    /s/ BRETT D. BREWER
    ................................
    Brett D. Brewer
    Director


By    /s/ DANIEL MOSHER
    ................................
    Daniel Mosher
    Director


By    /s/ RYAN A. BRANT
    ................................
    Ryan A. Brant
    Director

                                INDEX TO EXHIBITS


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
10.08 --   Entertainment Universe, Inc. Registration Rights Agreement, dated as of April
           1999.(1)
10.09 --   Assignment and Assumption Agreement by and between Entertainment Universe, Inc.
           and Motorcycle Centers of America, Inc., dated as of April 14, 1999.(1)
10.10 --   Stock Purchase Agreement by and among Motorcycle Centers of America, Inc. and the shareholders of Case's Ladder, Inc., dated as of April 21, 1999.(1)
10.13 --   Letter agreement between Entertainment Universe, Inc. and E.P. Opportunity Fund,
           L.L.C. regarding appointment of a director of Entertainment Universe, Inc., dated April 6, 1999.(1)
10.15 --   Agreement and Plan of Reorganization by and among eUniverse, Inc., Gamer's
           Alliance, Inc., and Larry N. Pevnick and Robin T. Pevnick, Ten Ent., and Stan
           Goldenberg and Andrea R. Goldenberg, Ten Ent., dated as of the 1st day of July,
           1999.(6)
10.15.1 -  Second Amendment to Agreement and Plan of Reorganization by and among eUniverse,
           Inc., Gamer's Alliance, Inc., and Larry N. Pevnick and Robin T. Pevnick, Ten
           Ent., and  Stan Goldenberg and Andrea R. Goldenberg, Ten Ent., dated as of the
           12th day of November, 1999.(1)
10.16 --   Agreement and Plan of Reorganization by and among eUniverse, Inc., The Big
           Network, Inc., Stephen D. Sellers, John V. Hanke and Michael Sellers, dated July
           30, 1999 (effective as of August 31, 1999).(6)
10.17 --   Letter Agreement by and among Brad D. Greenspan, Charles Beilman, Stephen D.
           Sellers and John V. Hanke regarding appointment of a director of eUniverse,
           Inc., dated as of August 31, 1999.(6)
10.19 --   Employment Agreement by and between eUniverse, Inc. and Stephen D. Sellers, dated as of August 31, 1999.(6)
10.21 --   eUniverse, Inc. Registration Rights Agreement dated July 30, 1999.(6)
10.23 --   Engagement Letter by and among Gerard Klauer Mattison & Co., Inc. by
           Entertainment Universe, Inc. and Brad Greenspan, dated February 24, 1999.(6)
10.24 --   Indemnification Agreement by Entertainment Universe, Inc. and Brad Greenspan in
           favor of Gerard Klauer Mattison & Co., Inc., dated February 24, 1999.(6)
10.25 --   eUniverse, Inc. 1999 Stock Awards Plan.(6)
10.27 --   Employment Agreement by and between eUniverse, Inc. and Martin Hamilton, dated as of October 25, 1999. Mr. Martin terminated his employment on March 2, 2000 to pursue other business opportunities.(1)
10.28 --   Web Advertising Agreement by and between eUniverse, Inc. and Mpath Interactive,
           Inc., dated as of August 13, 1999 and terminated as of February 1, 2000.
           Portions of Exhibit 10.28 have been omitted pursuant to a request for confidential treatment, which was granted by the SEC.(2)
10.29 --   eUniverse, Inc. Common Stock Purchase Warrant to Gerard Klauer Mattison & Co.,
           Inc., dated April 14, 1999.(1)

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

10.50 --   Employment Agreement by and between eUniverse, Inc. and Will Griffin, dated as of September 1, 2000.(11)
10.51 --   eUniverse, Inc. Common Stock Purchase Warrant to VideoGame Partners, LLP, dated
           September 8, 2000.(12)
10.52 --   Stock Purchase Agreement by and among eUniverse, Inc., Indimi, L.L.C., Indimi, Inc., 550
           Digital Media Ventures, Inc. and Sony Music Entertainment, Inc., dated as of July 13, 2001.*
10.53 --   Share Purchase Agreement by and among eUniverse, Inc., Indimi, L.L.C., 550 Digital Media
           Ventures, Inc. and Sony Music Entertainment, Inc., dated as of July 13, 2000.*
21.01 --   Subsidiaries of eUniverse, Inc.(5)
23.01 --   Consent of Merdinger, Fruchter, Rosen & Corso, PC*

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