Form 10-K/A
period 2001-03-31
EUNIVERSE INC
filed 2001-07-30
CIK 1088244

----------------------------------------------------------------------------

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

                               -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of June 30, 2001, there were 19,199,929 shares of the Registrant's common stock outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq Small Cap Market on June 30, 2001) was approximately $24,415,372. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                 eUNIVERSE, INC.

         Annual Report on Form 10-K for the Year Ended March 31, 2001

                                TABLE OF CONTENTS


                                                                   Page
                                                                 ---------
PART I.
Item 1.      Business...........................................     1
             Factors Affecting eUniverse's Business, Operating
                Results, and Financial Condition................     9
Item 2.      Facilities.........................................    13
Item 3.      Legal Proceedings..................................    14
Item 4.      Submission of Matters to a Vote of Security Holders    15

PART II.
Item 5.      Market for Registrant's Common Equity and Related
                   Stockholder Matters .........................    16
Item 6.      Selected Financial Data............................    20
Item 7.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..........    21
Item 7A.     Quantitative and Qualitative Disclosures About
                   Market Risk..................................    29
Item 8.      Financial Statements and Supplementary Data........    29
Item 9.      Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure..........    29

PART III.
Item 10.     Directors and Executive Officers of the Registrants    30
Item 11.     Executive Compensation.............................    32
Item 12.     Security Ownership of Certain Beneficial Owners and
                   Management...................................    37
Item 13.     Certain Relationships and Related Transactions.....    38

PART IV.
Item 14.     Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K...........................   39
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

     We earn revenues from our network through a variety of ways, such as:

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

                  o Customer publishing where we will create, build, and deliver a newsletter in the most efficient manner

         eUniverse enjoys a broad reach among some very lucrative demographic segments. According to Nielsen//NetRatings, the eUniverse Network currently reaches over 18 million total visitors on a monthly basis and holds a strong position in the most lucrative segments of the Internet population. eUniverse reaches 6.8 million adult women at home and 3.4 million at work per month which amounts to approximately 1 in 5 adult women on the web. This demographic is believed to control over 80% of household spending. eUniverse reaches 3.8 million adults over age 50 at home and
1.8 million at work, which amounts to approximately 1 in 5 baby boomers. This demographic has the most leisure time and greatest buying power in the aggregate than other demographics. eUniverse also reaches 2.2 million teens, 4.4 million adult men at home, 2.2 million adult men at work and 6 million parents every month.

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

Recent Transactions

Disposal of CD Universe

       On October 10, 2000, eUniverse disposed of the retail products (e-commerce) segment of its business. This transaction provided for our subsidiary, CD Universe, to receive $1 million in exchange for the sale of tangible and intangible assets of the business to CLBL, Inc., a company owned by Charles Beilman, formerly a directly and officer of eUniverse. Additionally, over the next 6 months, eUniverse received $500,000 from CLBL for advertising on the eUniverse sites. eUniverse treats CD Universe as a discontinued operation in accordance with generally accepted accounting principles.


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

         Simultaneously with the execution of the Stock Purchase Agreement, the Company entered into a Share Purchase Agreement (the "Share Purchase Agreement") with the Investor for the purchase of Indimi, LLC, which owns and operates Infobeat, a permission-based e-mail publishing business that operates as a news and content email delivery service (the "Business"). Under the Share Purchase Agreement, the Company will acquire the Business for a total purchase price of $9.94 million, to be paid through issuance of the Company's common stock. The common stock to be issued as consideration under the Share Purchase Agreement shall be valued at $2.75 per share (the "Share Price"), provided that the Share Price may be adjusted in the following circumstances: in the event the average closing price of the Company's common stock for the 15 trading days immediately following the date of the Share Purchase Agreement (the "Average Share Price"), is (i) more than $3.00, the Share Price shall be increased by $0.02 for each

$0.01 that such Average Share Price exceeds $3.00 up to a maximum Share Price of $3.25; or (ii) less than $2.50, the Share Price shall be decreased by $0.015 for each $0.01 that such Average Share Price falls below $2.50. In the event that the Average Share Price is less than or equal to $2.00, then either party shall have the right to terminate the transactions contemplated under the Share Purchase Agreement and Stock Purchase Agreement.

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

         Government regulation and legal uncertainties could increase our costs and risks to doing business on the Internet. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues, such as user privacy, pricing, taxation and the characteristics and quality of products and services. For example, in the United States, the Communications Decency Act of 1996 prohibits obscene and other unlawful information and content from being transmitted over the Internet. Several other nations have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. On October 21, 1998, President Clinton signed the Internet Tax Freedom Act placing a three-year moratorium, beginning October 1, 1998 and continuing through October 21, 2001, on Internet access taxes, multiple taxes on electronic commerce, and discriminatory taxes on electronic commerce. On March 9, 2001, the Internet Tax Moratorium and Equity Act, a bill intended to foster the development of the Internet and electronic commerce, by amending the Internet Tax Freedom Act to effectively extend the moratorium on certain taxes on electronic commerce until December 31, 2005, was introduced and referred to the Senate's Committee on Finance.

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

         Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel, taxation and personal privacy are applicable to the Internet. On January 3, 2001, the Online Privacy Protection Act of 2001, a bill to require the Federal Trade Commission to proscribe regulations to protect the privacy of personal information collected from and about individuals who are not covered by the Children's Online Privacy Protection Act of 1998 on the Internet and to provide greater individual control over the collection and use of that information, was introduced and referred to a House committee. The Online Privacy Protection Act would make it unlawful for an operator of a Web site or online service to collect, use or disclose personal information concerning an individual (age 13 and above) in a manner that violates regulations to be prescribed by the Federal Trade Commission requiring such operators to protect the confidentiality, security and integrity of personal information they collect from such individuals. The Act would also require such regulations to require such operators to provide a process for such individuals to consent to or limit the disclosure of such information. Pursuant to the Children's Online Privacy Protection Act, it is already unlawful for an operator of a Web site or online service directed at children, or any such operator that has actual knowledge that it is collecting personal information from a child, to collect personal information from a child. The Children's Online Privacy Protection Act also sets out requirements that must be followed by the Web site operator or online service provider. If we do not comply with these privacy protection laws, we could be subject to various penalties. In addition, any new laws or regulations relating to access to or use of the Internet could harm our business.

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

Item 3. Legal Proceedings

         The Company previously disclosed three lawsuits filed in Alameda County, California (collectively referred to as the "BNI Litigation") involving the Company, Brad Greenspan, the former shareholders of The Big Network, Inc. ("BNI Shareholders"), Stephen Sellers and John Hanke. The BNI Litigation arises out of, among other things, the Company's acquisition of BNI, disposition of the Company shares issued to the BNI Shareholders in connection with the acquisition ("BNI Shares"), and subsequent purported agreements concerning registration and sale of the BNI Shares. On April 18, 2001, the parties to the BNI Litigation participated in a voluntary mediation of their disputes administered by JAMS, an arbitration service, and presided over by a retired California State Judge. The mediation resulted in the parties executing a term sheet stipulating an enforceable settlement of the BNI Litigation ("BNI Settlement"). The terms of the BNI Settlement have been approved by the Company's Board of Directors and are currently being incorporated into definitive documentation of the settlement. The BNI Settlement principally concerns disposition of the approximately 1,800,000 BNI Shares. Pursuant to the terms of the BNI Settlement, the BNI Shares shall be placed into an escrow from which 37.5% of the shares shall be released to the BNI Shareholders over a period of fifteen (15) months. The Company shall have an option to purchase the remaining 62.5% of the shares ("Company Option") for a period of four (4) years contingent upon the Company making quarterly option payments to the BNI Shareholders to keep the Company Option alive. The Company Option is exercisable at $1.40 per share during the first fifteen (15) months of the Company Option, and $1.75 per share thereafter. The Company is obliged to use 10% of any proceeds received from debt or equity financing of between 5 and 10 million dollars, and 20% of the proceeds received from debt or equity financing over 10 million dollars, to exercise the Company Option. In the event the Company fails to make any option payments when due, fails to exercise the Company Option when required, or there is a change of control of the Company, the Option Shares shall be released from escrow to the BNI Shareholders and shall be freely saleable subject to applicable securities laws restrictions.

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

         On July 31, 2000, the Company issued warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $4.50 valued at $78,011 to Martin, Lucas and Chioffi, LLC in exchange for legal services to be performed.

         On September 6, 2000, in connection with a loan from New Technology Holdings, Inc. in the amount of $3,155,670, the Company issued 1,101,260 warrants to the lender. The first 701,260 of these warrants have an exercise price of $4.50 per share, the next 200,000 warrants, exercisable after the original 701,260 have been exercised, have an exercise price of $5.00 Per share. The last 200,000 warrants, exercisable after the purchase of 901,260 shares, have an exercise price of $6.00 per share. These warrants have been valued at $3,323,984 on the financial statements using the Black Scholes option pricing model with a risk free interest rate of 6.25%, a volatility of 108%, no expected dividend yield, and a life of 4 years. Pursuant to the Stock Purchase Agreement with an affiliate of Sony Music Entertainment, Inc. dated July 13, 2001 described on page 5 of this Form 10-K in the "Recent Transactions" section, these warrants shall be redeemed upon the closing of the Stock Purchase Agreement.

         The Company agreed to purchase investor relations and international technical consulting services from Aura (Pvt), Ltd., for a three year period that commenced January 2, 2001. In connection with this agreement, the Company issued warrants for 385,000 shares of the Company's common stock at an exercise price of $2.50. The warrants have been valued at $495,232 on the financial statements using the Black Scholes option pricing model with a risk free interest rate of 5.75%, a volatility of 141% with no expected dividend yield and a life of three years.

         On November 21, 2000, the Company issued warrants to purchase 135,021 shares of the Company's common stock valued at $174,156 to 8 preferred shareholders in connection with financing activities.

         On December 31, 2000, the Company extended for an additional 12 months the warrants to purchase 60,000 shares of the Company's common stock at an exercise price of $6.00 valued at $110,908 to Michael Zaroff in exchange for investor relations services performed.

         On December 31, 2000, the Company extended for an additional 12 months the warrants to purchase 60,000 shares of the Company's common stock at an exercise price of $6.00 valued at $110,908 to Robert Agriogianis in exchange for investor relations services performed.

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

                                EUNIVERSE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF OPERATIONS


                                                                           YEARS ENDED MARCH 31,
                                                                   -----------------------------------------
                                                                       2001          2000       |    1999
                                                                       ----          ----       |    ----
                                                                                                | CD UNIVERSE
         Revenue.................................................  $ 15,668,203   $  1,842,440  | $   --
         Cost of goods sold......................................     1,606,493        153,950  |     --
                                                                   ------------   ------------  | ----------
         Gross profit............................................    14,061,710      1,688,490  |     --
         Operating expenses:                                                                    |
             Marketing and sales (excludes stock-based                                          |
               compensation of $447,065 and $379,006,                                           |
               respectively).....................................     8,299,799      1,441,570  |     --
             Product development (excludes stock-based                                          |
               compensation of $(19,656) and $37,326,                                           |
               respectively).....................................     3,827,600      1,139,836  |     --
             General and administrative (excludes stock-based                                   |
               compensation of $164,598 and $164,598,                                           |
               respectively).....................................     4,755,772      3,731,298  |     --
             Amortization of goodwill and other intangibles......     2,909,741      1,414,136  |     --
             Stock-based compensation............................       262,811        580,930  |     --
                                                                   ------------   ------------  | ----------
         Total operating expenses................................    20,055,723      8,307,770  |     --
                                                                   ------------   ------------  | ----------
                 Operating loss..................................    (5,994,013)    (6,619,280) |     --
                                                                   ------------   ------------  | ----------
         Non-operating income (expense):                                                        |
             Interest and dividend income........................        18,801         60,931  |     --
             Interest expense....................................    (6,351,875)       --       |     --
             Loss on write-down of investment....................      (320,682)       --       |     --
             Loss allocated to minority interest.................         --             4,110  |     --
             Impairment of goodwill .............................   (14,474,390)       --       |     --
             Income taxes........................................         --           --       |     --
                                                                   ------------   ------------  | ----------
                 Loss from continuing operations ................   (27,122,159)    (6,554,239) |     --
                                                                                                |
         Discontinued Operations:                                                               |
             Loss from operations discounted segment                                            |
              (net of applicable income taxes of $0) ............    (4,046,012)    (4,513,407) |   (407,164)
             Loss from disposal of segment                                                      |
              (net of applicable income taxes of $0) ............    (9,871,155)       --       |     --
                                                                   ------------   ------------  | ----------
                 Net income (loss)...............................  $(41,039,326)  $(11,067,646) | $ (407,164)
                                                                   ------------   ------------  | ----------
                                                                   ------------   ------------  | ----------
         Continuing operations loss per common share.............  $      (1.50)  $      (0.42) |        N/A
         Discontinued operations loss per common share...........  $      ( .77)  $      (0.29) |        N/A
                                                                   ------------   ------------  | ----------
         Basic and diluted loss per common share.................  $      (2.27)  $      (0.70) |        N/A
                                                                   ------------   ------------  | ----------
         Basic and diluted weighted average common shares                                       |
         outstanding........................................         18,094,670     15,765,108  |        N/A



                                        BALANCE SHEET DATA



                                                MARCH 31, 2001   MARCH 31, 2000
                                                 --------------   --------------
         Cash and cash equivalents.............   $   218,841     $ 2,323,087
         Working capital (deficit).............    (6,569,061)       (787,006)
         Total assets..........................    11,879,131      37,778,444
         Total shareholders' equity (deficit)..    (1,558,489)     30,738,514

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report.

         The results for the current fiscal year 2001 reflect the consolidated operations of eUniverse, Case's Ladder, Gamer's Alliance and Big Network. Results for the comparable period in 2000 include only those of eUniverse, Case's Ladder (since May 30, 1999), Gamer's Alliance (since June 30, 1999) and Big Network (since September 1, 1999). Effective October 10, 2000, the assets of CD Universe which made up the products business segment of eUniverse were sold to CLBL, Inc., and the results of that segment are treated as a discontinued operation in the financial statements. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrants.

Name                                     Age      Positions and Offices With eUniverse
Brad D. Greenspan(1)(2)..................28       Chairman of the Board of Directors and Chief Executive Officer
Brett C. Brewer(1)(2)....................29       Co-President and Director
Shawn Goldschein.........................36       Co-President and Chief Strategic Officer
Joseph L. Varraveto......................39       Executive Vice President and Chief Financial Officer
Christopher S. Lipp......................29       Secretary and Vice President, Business and Legal Affairs
William R. Wagner........................54       Vice President
Daniel L. Mosher(1)(3)...................28       Director
Ryan A. Brant(3).........................29       Director


(1) Member of the Compensation Committee.

(2) Member of the Executive Committee.

(3) Member of the Audit Committee.

         Brad D. Greenspan, Chairman of the Board of Directors since April 14, 1999 and Chief Executive Officer since August 29, 2000. Mr. Greenspan is a member of eUniverse's Executive and Compensation Committees. In 1997, he founded Palisades Capital, Inc., a private Beverly Hills merchant bank, and served as its President until March 1999. Mr. Greenspan received a B.A. degree in political science/business from the University of California at Los Angeles in 1997.

         Brett C. Brewer, Co-President and Director since August 29, 2000.
Mr. Brewer is a member of eUniverse's Executive and Compensation Committees.
He joined eUniverse in April 1999 and was named Vice President of its eCommerce Division in December 1999 and elected President of CD Universe, Inc., a subsidiary of eUniverse, in July 2000. Prior to joining eUniverse, Mr. Brewer helped run the Southern California Retail Sales Division of CB Richard Ellis between October 1996 and December 1998. Mr. Brewer received a B.A. degree in business/economics from the University of California at Los Angeles.

         Shawn Goldschein, Co-President and Chief Strategic Officer since August 29, 2000. Prior to joining eUniverse, Mr. Goldschein served as Vice President of Marketing and Communications for WhatsHotNow.com and previously to that as Vice President of Strategic Planning for Rare Medium, where he was instrumental in generating new business while employed at each position. Prior to Rare Medium, Mr. Goldschein was employed by Icon New Media, where he served as General Manager and founder of the company's Advertising/Sponsorship Division. Mr. Goldschein received a B.A. degree in finance and statistics from Syracuse University.

         Joseph L. Varraveto, Executive Vice President and Chief Financial Officer since January 2, 2001. Prior to joining eUniverse, Mr. Varraveto served as President and Chief Operating Officer of ememories.com, where he was responsible for securing new capital financing and human resource management, strategic corporate development and planning, financial controls and investor relations. Prior to that, he served as Chief Financial Officer of AIR4LESS.com, a leisure travel Web site, where he secured early round financing and several strategic alliances before the company merged with McCord Travel. Prior to entering the online world, Mr. Varraveto served as Senior Vice President of Finance for PepsiCo's Frito Lay International Snack Foods Division for more than six years, where he oversaw the transformation of its overseas businesses into a single operating unit. He also spent nine years at PriceWaterhouseCoopers working on corporate acquisitions, reorganizations, public offerings and debt offerings. Mr. Varraveto received a B.A. in business economics from the University of California at Santa Barbara.

         Christopher S. Lipp, Secretary since March 30, 2001 and Vice President, Business and Legal Affairs since January 11, 2000. Prior to joining eUniverse, Mr. Lipp was employed as an attorney in the Intellectual Property Group of Pillsbury Madison & Sutro LLP at Los Angeles, California. He has been a member of the California State Bar since 1997. Mr. Lipp received his J.D. from the University of Southern California Law School and a B.A. in government and sociology from Georgetown University.

         William R. Wagner, Vice President since April 6, 1999, Chief Financial Officer from April 6, 1999 to January 2, 2001 and Secretary from April 6, 1999 to March 30, 2001. Prior to joining eUniverse, Mr. Wagner was Chief Financial Officer of Heritage Marketing and Incentives, Inc., a Massachusetts-based marketing incentives company. From 1995 to 1997, he was Chief Financial Officer of ServiceSoft Corporation, a Massachusetts Internet software company, and from 1990 to 1994, he was Chief Financial Officer of General Scanning, Inc., a pioneer in laser technology and systems. Mr. Wagner resigned as Vice President of eUniverse effective July 15, 2001.

         Daniel L. Mosher, Director since April 17, 2000. Mr. Mosher is a member of eUniverse's Compensation and Audit Committees. He is employed as Director of Corporate Development of Verisign, Inc. Prior to that, Mr. Mosher was employed by Webvan Group, Inc. from May 1999 to May 2001, most recently as Director, Business Development. From January 1998 to May 1999, Mr. Mosher served in the Mergers and Acquisitions Department of Morgan Stanley Dean Witter Technology Group, an investment banking firm. From February 1996 to January 1998, he held several positions in the Corporate Finance Group of Arthur Andersen, focused on technology private placements. Mr. Mosher holds a B.S. in business administration from the University of California at Berkeley.

         Ryan A. Brant, Director since January 22, 2001. Mr. Brant is a member of eUniverse's Audit Committee. Mr. Brant was the founder of Take-Two Interactive Software, Inc. and has been Chairman and a director of the Take-Two since its inception in 1993. He received a B.S. degree in Economics from the University of Pennsylvania's Wharton School of Business.

         Each director of eUniverse serves for a one-year term until the next Annual Meeting of Shareholders and until his successor has been duly elected. Each officer of eUniverse serves at the pleasure of the Board of Directors.

Agreements Concerning the Election of Directors

         In connection with the purchase by E. P. Opportunity Fund, LLC ("E.P.") of 235,000 shares of preferred stock of Entertainment Universe, a letter agreement dated April 6, 1999 was entered into between E. P., Entertainment Universe and Brad D. Greenspan which, in effect, gave E. P. the right to select one of the directors of Entertainment Universe during the period that E.P. owns shares of Entertainment Universe preferred stock. On April 16, 1999, in connection with the reorganization between Motorcycle Centers and Entertainment Universe, the E. P. letter agreement was assigned by Entertainment Universe to eUniverse, which assumed the obligations to E. P. of Entertainment Universe. As a result, as long as it owns our preferred stock, E. P. has the right to appoint a member of the Board of Directors of eUniverse. E. P. has not exercised this right as of the date hereof.

         In connection with the acquisition of Falcon Ventures by eUniverse, an agreement dated December 16, 1999 was entered into by and between Brad D. Greenspan and Take-Two Interactive Software, which gives Take-Two the right to select an individual to serve as a member of the Board of Directors of eUniverse for a period of three years from February 2, 2000. On January 22, 2001, Take-Two exercised its right to select a director by selecting Ryan A. Brant.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act ("Section 16(a)") requires eUniverse's executive officers, directors, and persons who own more than ten percent of a registered class of eUniverse's equity securities ("10% Stockholders") to file reports of ownership on a Form 3 and changes in ownership on a Form 4 or a Form 5 with the SEC.

         Based solely on its review of the copies of such forms received by eUniverse, or written representations from certain reporting persons, eUniverse believes that during fiscal year 2001 its executive officers, directors and 10% Stockholders complied with all applicable Section 16(a) filing requirements, except that the Form 3's required to be filed by Brett C. Brewer, Shawn Goldschein, Joseph L. Varraveto and Ryan A. Brant (each of whom was either a director or executive officer of eUniverse during fiscal year 2001) were inadvertently filed late and the Form 5's required to be filed by Messrs. Brewer and Goldschein were inadvertently filed late.

Item 11.  Executive Compensation.

         The table below summarizes the compensation paid or awarded during the last three fiscal years to our Chief Executive Officer and our four other most highly compensated Executive Officers for services rendered to eUniverse in all capacities. These executives are referred to as the Named Executive Officers elsewhere in this Form 10-K/A.

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                                                        ------------------------------------------------
                                                                                AWARDS                   PAYOUTS
                                                                        ------------------------       ----------
                                                         OTHER ANNUAL   RESTRICTED    SECURITIES     LTIP    ALL OTHER
                             FISCAL    SALARY    BONUS   COMPENSATION   STOCK AWARD   UNDERLYING    PAYOUTS  COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR       ($)      ($)        ($)            ($)       OPTIONS #       ($)        ($)
---------------------------    ----    ------    -----   ------------   -----------   ----------    -------  -----------
Brad D. Greenspan ..........   2001     99,800    --        50,000(1)      --          170,000        --         --
  Chairman of the Board        2000      --       --        50,000(1)      --            --           --         --
  and Chief Executive Officer

Brett C. Brewer ............   2001    104,979    --          --           --          312,500        --         --
  Co-President, Chief Operat-  2000     75,000    --          --           --            --           --         --
  ing Officer and Director

Joseph L. Varraveto .........  2001     37,657(2) --          --           --            --           --         --
  Executive Vice President
  and Chief Financial Officer

Leland Silvas ..............   2001    166,795    --          --           --          136,667        --         --
  Chief Executive Officer(3)   2000    200,000    --         6,307(4)      --          291,668        --         --

William R. Wagner ..........   2001    135,416  27,500        --           --          102,079        --         --
  Vice President(5)            2000    125,000    --          --           --           24,999        --         --

-----------
(1) Represents consulting fees paid to Mr. Greenspan prior to his appointment as Chief Executive Officer of eUniverse on August 29, 2000.

(2) Mr. Varraveto was appointed as Executive Vice President and Chief Financial Officer of eUniverse on January 2, 2001.

(3) Mr. Silvas resigned as Chief Executive Officer of the Company effective July 21, 2000.

(4) Mr. Silvas was issued 200,000 shares in conjunction with his employment with eUniverse. These have been valued at $.0315 per share, based upon the initial capitalization of Entertainment Universe.

(5) Mr. Wagner resigned as Vice President of eUniverse effective July 15, 2001.

                                    OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS

                                                           PERCENT OF
                                                             TOTAL                             POTENTIAL REALIZABLE VALUE
                                                            OPTIONS                              AT ASSUMED ANNUAL RATES
                                            NUMBER OF      GRANTED TO                         OF STOCK PRICE APPRECIATION
                                           SECURITIES      EMPLOYEES    EXERCISE                   FOR OPTION TERM
                                           UNDERLYING      IN FISCAL     PRICE     EXPIRATION  -------------------------
NAME AND PRINCIPAL POSITION              OPTIONS GRANTED      YEAR      $/SHARE       DATE      5%            10%
---------------------------              ---------------      ----      -------       ----      --            ---
Brad D. Greenspan .....................    1,440,000(1)      26.9%       $2.75      9/29/10     $ 617,000    $ 3,160,000
 Chairman of the Board of Directors
 and Chief Executive Officer

Brett C. Brewer   .....................      750,000(1)      14.0%       $2.75      9/29/10     $  322,000    $ 1,646,000
 Co-President, Chief Operating Officer
 And Director

Joseph L. Varraveto....................      350,000(1)       6.5%       $2.25      3/30/11     $  352,000    $ 1,027,000
 Executive Vice President
 And Chief Financial Officer

(1) One third of the options vest and are exercisable one year from the date of grant. Thereafter, one twelfth of the options vest and are exercisable each three months until all optioned shares are vested.

Aggregated Option Exercises in last Fiscal Year and Fiscal Year-end Option Values/SAR Values

                                                                                                      Value of
                                                                    No. of Securities                Unexercised
                                                                  Underlying Unexercised            in-the-money
                                                                      Options/SAR's                 Options/SAR's
                                No. of Shares                      at Fiscal Year-end            at Fiscal Year-end
                                  Acquired        Value
            Name                On Exercise      Realized      Exercisable      Unexercisable   Exercisable    Unexercisable
---------------------------   ----------------  -----------  --------------   ---------------- ------------- ----------------
Brad D. Greenspan .............        --            --         170,000            1,570,000        --                --
Brett C. Brewer ...............        --            --         275,000              550,000        --                --
Joseph L. Varraveto ...........        --            --            --                350,000        --                --
Leland N. Silvas ..............        --            --         428,335                 --          --                --
William R. Wagner .............        --            --         115,208               27,292        --                --


Director Compensation

         Directors of eUniverse who are also employees or officers of eUniverse do not receive any compensation specifically related to their activities as directors, other than reimbursement for expenses incurred in connection with their attendance at Board of Directors meetings. On April 17, 2000,
Daniel L. Mosher, for his first year of service as a non-employee director, received options for 63,750 shares of the Company's common stock, at market price per share, which vested on December 8, 2000, one year after the date that he became a director, and expire ten years after the date that he became a director. On January 22, 2001, for his second year of service as a non-employee director, Mr. Mosher received options for 25,000 shares of the Company's common stock, at market price per share, which vest one year after the date of grant and expire ten years after the date of grant. On January 22, 2001, Ryan A. Brant, for his first year of service as a non-employee director, received options for 73,750 shares of the Company's common stock, at market price per share, which vest one year from the date of grant and expire ten years after the date of grant. For each board meeting they attend, non-employee directors are reimbursed for their expenses incurred in connection with their attendance at the meeting.

Employment Agreements

         As of April 14, 1999, eUniverse entered into an employment agreement (the "Silvas Employment Agreement") with Leland Silvas, Chief Executive Officer and President. The contract with Mr. Silvas was for an initial term expiring April 30, 2000 and automatically renewed for additional one-year periods unless terminated on three months notice. The agreement provided that eUniverse could terminate Mr. Silvas' employment for cause and upon death or disability. Mr. Silvas could terminate his employment with eUniverse upon 45 days prior written notice in the event (1) any duty assigned to Mr. Silvas was inconsistent with his positions and the assignment continued for ten days; (2) eUniverse failed to pay for a period of ten days after the due date any compensation owed to Mr. Silvas; and (3) of any purported termination by eUniverse except for cause, death or disability. The Silvas Employment Agreement stipulated an annual base salary of $200,000, to be reviewed annually, with a bonus opportunity of up to 50% of base salary upon achievement of goals determined by the Compensation Committee of the Board of Directors. As additional consideration for his employment, commitment and consulting services, Mr. Silvas was granted options to purchase 825,000 shares of common stock of eUniverse at an exercise price of $3.00 per share, which options vest and become exercisable as follows: 91,667 of the options were immediately vested and fully exercisable on April 14, 1999 and 66,667 options vest and become exercisable on the 22nd of each July, October, January and April thereafter through January 22, 2002 or until Mr. Silvas is no longer employed by eUniverse. Upon a 50% or greater change in ownership control in eUniverse or a disposition of all or substantially all of the assets of eUniverse, all of the unvested stock options granted to Mr. Silvas vest immediately. Mr. Silvas resigned as Chief Executive Officer and President on July 21, 2000.

         As of April 5, 1999, eUniverse entered into an employment agreement with William R. Wagner, employing him as Chief Financial Officer of eUniverse. The contract with Mr. Wagner was for an indefinite term, subject to termination on three months notice, and stipulates an annual salary of $125,000. As additional consideration for his employment, Mr. Wagner was granted options to purchase 100,000 shares of common stock at an exercise price of $3.00 per share under the 1999 Stock Awards Plan. These options vested in 1/12 increments every three months beginning July 5, 1999 until the earlier of April 6, 2002 or until Mr. Wagner was no longer employed by eUniverse. On June 15, 1999, Mr. Wagner was granted options to purchase 50,000 shares at an exercise price of $9.50 per share. These options were canceled and repriced on September 15, 1999. On September 15, 1999 Mr. Wagner was granted options to purchase 42,500 shares of common stock at an exercise price of $6.00 under the 1999 Stock Awards Plan, which vest and become exercisable as follows: 14,167 one year from September 15, 1999 and 1/12 of the remaining option shares each quarter thereafter until all 42,500 option shares are vested or until Mr. Wagner is no longer employed by eUniverse. Upon a 50% or greater change in ownership control in eUniverse or a disposition of all or substantially all of the assets of eUniverse, all of the unvested stock options granted to Mr. Wagner vest immediately. Mr. Wagner served as Chief Financial Officer from April 6, 1999 to January 2, 2001 and as Vice President from April 6, 1999 to July 15, 2001. Mr. Wagner resigned as Vice President of eUniverse as of July 15, 2001.

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

         Notwithstanding anything to the contrary set forth in any of eUniverse's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might affect future filings, including this Form 10-K/A, the Compensation Committee Report on Executive Compensation set forth below, and the Stock Performance Graph set forth on page 37 in accordance with Securities Exchange Commission requirements, shall not be incorporated by reference into any such filings.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

General

         Decisions as to certain compensation of eUniverse's executive officers are made by the Compensation Committee of eUniverse's Board of Directors. During eUniverse's fiscal year ending on March 31, 2001, the members of the Compensation Committee were Brad D. Greenspan and Leland N. Silvas from April 1, 2000 until Mr. Silvas' resignation from the Board on August 22, 2000. Thereafter, Brett C. Brewer was elected to the Compensation Committee on August 29, 2000 and Daniel L. Mosher was elected to the Committee on April 17, 2000.

Compensation Policies

         The Compensation Committee's executive compensation policies are designed to attract and retain executives capable of leading eUniverse in a rapidly evolving Internet-based marketplace and to motivate such executives to maximize profitability and stockholder value. The Compensation Committee has designed eUniverse's executive compensation program with three components to achieve this objective--base salary; equity participation under a stock awards plan; and benefits. The philosophy and operation of each component is discussed herein. The Compensation Committee does not use qualitative methods or mathematical formulas in setting any element of compensation. In determining each component of compensation, the Compensation Committee considers all elements of an executive officer's total compensation package, including insurance and other benefits.

         Base Salary. Base salaries for its executive officers are designed to attract and retain superior, high-performing individuals. As such, eUniverse believes its base salaries for executive positions are, and should be, equal to or greater than those of comparable Internet-based companies.

         Stock Awards Plan. The Compensation Committee believes strongly that stock ownership by management and stock-based performance compensation arrangements are beneficial in aligning management's and stockholders' interests in the enhancement of stockholders' return. To this end, the Compensation Committee grants to key executives stock options under the Company's 1999 Stock Awards Plan (the "1999 Plan") which generally vest (i.e., become exercisable) over a three-year period following the date of grant as follows: 33 1/3% on the first anniversary; and 1/12 each quarter thereafter. Options under the 1999 Plan are granted at the current market price, have a term of ten years from the date of grant, and subject to the above vesting restrictions, may be exercised at any time during such term. The 1999 Plan, which is administered by the Compensation Committee, was approved by the stockholders at the 2001 Annual Meeting. See table entitled "Option Grants in Last Fiscal Year" on page 33 summarizing options granted to each Named Executive Officer and vesting terms of such options.

         Benefits. The benefits available to executive officers are the same as those afforded to all full-time employees, including medical, dental and death and disability coverage.

Chief Executive Officer Compensation

         Lee Silvas served as eUniverse's chief executive officer from April 1, 2000 until his resignation on July 21, 2001. Brad Greenspan succeeded Mr. Silvas as chief executive officer of eUniverse, serving in such position since August 29, 2000.

         The Compensation Committee determined the components of Mr. Greenspan's fiscal year 2001 compensation as follows:

         Base Salary. Mr. Greenspan's base salary of $120,000 was increased to $170,000 on September 29, 2000 to be comparable with salaries for executive positions of other Internet-based companies.

         Stock Awards Plan. As additional consideration for his employment, Mr. Greenspan was granted options on September 29, 2000 to purchase 1,400,000 shares of common stock of eUniverse at an exercise of $2.75 per share with vesting subject to certain conditions. On May 2, 2001, this grant was amended to reduce the number of options by 600,000 to a revised 800,000 options with the following vesting: (i) 25% of the options shall vest according to the standard vesting schedule whereby one-third vest and are exercisable one year from the date of grant and thereafter, one-twelfth of the options vest and are exercisable every three months until all optioned shares are vested; (ii) 25% shall vest upon the date that both eUniverse and its Web sites have been ranked in the top ten among the most visited Web sites by either Nielsen//NetRatings and/or Media Metrix for five consecutive months; (iii) 25% shall vest upon the date that eUniverse has achieved earnings before taxes, interest depreciation and amortization (EBITDA) of at least $1 million in each of three consecutive quarters; and (iv) the remaining 25% shall vest upon the date that eUniverse (Nasdaq: EUNI) has had a stock closing price of at least $7 for 60 consecutive days. In addition, upon a 50% or greater change in ownership control in eUniverse, 50% of the then unvested stock options granted to Mr. Greenspan shall vest immediately.

         Benefits. Mr. Greenspan was provided benefits under eUniverse's medical, dental, and disability plans consistent with those provided to other full-time employees.

         As a member of the Compensation Committee, Mr. Greenspan participates in reviewing his annual salary and setting his bonus, subject to the review and approval of the Board of Directors.

         The Compensation Committee determined the components of Mr. Silvas's fiscal year 2001 compensation as follows:

         Base Salary. Mr. Silvas's base salary of $200,000 was not increased during fiscal year 2001.

         Stock Awards Plan. No additional options were granted to Mr. Silvas during fiscal year 2001.

         Benefits. Mr. Silvas was provided benefits under eUniverse's medical, dental, and disability plans consistent with those provided to other full-time employees.

         As a member of the Compensation Committee during fiscal year 2001, Mr. Silvas participated in reviewing his annual salary and setting his bonus, subject to the review and approval of the Board of Directors. Mr. Silvas terminated his contract with eUniverse as Chief Executive Officer and President as of July 21, 2000 and resigned as a Director and member of the Compensation Committee as of August 22, 2000.

Other Executive Officers

         The compensation plans of most of eUniverse's other executive officers, including the persons listed in the Summary Compensation Table on page 32, provide for a base salary, option grants under eUniverse's 1999 Stock Awards Plan, and access to eUniverse's standard employee benefit plans.

Submitted by the Compensation Committee of eUniverse's Board of Directors:

         Brad D. Greenspan, Daniel L. Mosher and Brett C. Brewer.

                                PERFORMANCE GRAPH

         The following graph compares the yearly percentage change in eUniverse's cumulative total shareholder return on eUniverse's common stock to the cumulative total return of the Nasdaq Composite Index and a peer group of Internet stocks for the period beginning April 14, 1999 to March 31, 2001. Peer group selected by Company consists of Amazon, AOL, CMGI, Doubleclick, ICG, Yahoo and 24/7 Media. The graph assumes that the value of the investment in the Company's common stock and the comparison index was $100 on April 14, 1999 and assumes the reinvestment of dividends. The Company has never declared a dividend on its common stock. The stock price performance depicted in the graph below is not necessarily indicative of future price performance.

                               [PERFORMANCE GRAPH]

     Date        eUniverse    Peer Group    Nasdaq
------------------------------------------------------
     30-Apr-99        100.00       100.00      100.00
      1-Jun-99         76.29       100.42       94.86
     30-Jun-99         80.41        94.86      105.63
     30-Jul-99         58.76       103.13      103.18
     31-Aug-99         50.52       116.28      107.73
     30-Sep-99         48.45       137.10      107.99
     29-Oct-99         42.27       168.06      116.66
     30-Nov-99         53.09       211.74      131.20
     30-Dec-99         32.99       262.99      160.03
     31-Jan-00         69.07       222.63      154.96
     29-Feb-00         73.20       205.56      184.70
     31-Mar-00         74.23       180.38      179.83
     28-Apr-00         63.92       138.61      151.82
     31-May-00         52.58       133.23      133.74
     30-Jun-00         44.85       110.42      155.97
     31-Jul-00         36.86       104.35      148.14
     31-Aug-00         41.24       116.00      165.42
     29-Sep-00         31.96        81.17      144.44
     31-Oct-00         28.87        73.18      132.51
     30-Nov-00         18.56        44.16      102.17
     29-Dec-00         13.40        36.32       97.16
     31-Jan-01         19.59        40.20      109.04
     28-Feb-01         21.13        31.38       84.62
     30-Mar-01         16.49        22.47       72.37


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of July 26, 2001 with respect to the beneficial ownership of the Company's voting securities by the following individuals or groups: (a) each person who is known by eUniverse to own beneficially more than 5% of our common stock, including our preferred stock on an as-converted basis, (b) each Director of eUniverse, (c) each Named Executive Officer (as defined below under the caption "Compensation of Executive Officers") of eUniverse, and (d) all executive officers and Directors of eUniverse as a group.

                                                          Shares            Percentage
                                                       Beneficially        Beneficially
Name of Beneficial Owner                                 Owned/(1)/          Owned/(2)/
Brad D. Greenspan /(9)/                              8,077,000/(3)/             34.1%
Brett C. Brewer                                        506,250/(4)/              2.1%
Christopher S. Lipp                                     41,667/(5)/                *
William R. Wagner                                      138,958/(5)/                *
Daniel L. Mosher                                        66,250/(6)/                *
Ryan A. Brant /(10)/                                 2,289,833/(7)/              9.7%
Leland N. Silvas                                       445,194/(8)/              1.9%
Directors and Executive Officers as a Group         11,565,152                  48.8%

---------------------------
* less than one percent.

/(1)/ Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to the shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants or the conversion of shares of preferred stock into shares of common stock, are deemed outstanding in determining the number of shares beneficially owned by the person or group. We are treating our Series A Preferred Stock and common stock as one class of voting securities because the holders of our Series A Preferred Stock have the right to vote their shares with the common stock on an as-converted basis.

/(2)/ The "Percentage Beneficially Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the total outstanding shares of common stock and preferred stock on an as-converted basis including shares beneficially owned by the person with respect to whom the percentage is calculated.

/(3)/ Includes 236,000 shares represented by options exercisable within 60 days.

/(4)/ Includes 306,250 shares represented by options exercisable within 60 days.

/(5)/ Consists entirely of shares represented by options exercisable within 60 days.

/(6)/ Includes 63,750 shares represented by options exercisable within 60 days.

/(7)/ Consists entirely of shares owned by Take-Two Interactive Software, Inc., of which Mr. Brant is Chairman.

/(8)/ Includes 428,335 shares represented by options exercisable within 60 days.

/(9)/ Mr. Greenspan's business address is 6300 Wilshire Boulevard, Suite # 1700, Los Angeles, CA 90048.

/(10)/ Mr. Brant's business address is Take-Two Interactive Software, Inc., 575 Broadway, 3rd Floor, New York, NY 10012.

Item 13.  Certain Relationships and Related Transactions.

         None.

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
                                                                                                      ============  ============


               See accompanying notes to the financial statements
                        eUNIVERSE, INC. and Subsidiaries

                      Consolidated Statements of Operations



                                                                                        Year Ended
                                                                                         March 31,
                                                                         --------------------------------------------
                                                                           2001            2000        |    1999
                                                                         ------------    ------------  | ------------
                                                                                                       | CD Universe
                                                                                                       |
REVENUE ..............................................................   $ 15,668,203    $  1,842,440  | $       --
                                                                                                       |
COST OF GOODS SOLD ...................................................      1,606,493         153,950  |         --
                                                                         ------------    ------------  |  -----------
                                                                                                       |
GROSS PROFIT .........................................................     14,061,710       1,688,490  |         --
                                                                         ------------    ------------  | ------------
                                                                                                       |
OPERATING EXPENSES:                                                                                    |
    Marketing and sales (excludes stock-based                                                          |
      compensation of $447,065, $379,006                                                               |
      and $0, respectively) ..........................................      8,299,799       1,441,570  |         --
    Product development (excludes stock-based                                                          |
      compensation of $(19,656), $37,326 and $0, respectively) .......      3,827,600       1,139,836  |         --
    General and administrative (excludes                                                               |
      stock-based compensation of $(164,598),                                                          |
      $164,598, and $0 respectively ..................................      4,755,772       3,731,298  |         --
    Amortization of goodwill                                                                           |
     and other intangibles ...........................................      2,909,741       1,414,136  |         --
    Stock-based compensation .........................................        262,811         580,930  |         --
                                                                         ------------    ------------  |  -----------
                                                                                                       |
TOTAL OPERATING EXPENSES .............................................     20,055,723       8,307,770  |         --
                                                                         ------------    ------------  |  -----------
                                                                                                       |
                                                        OPERATING LOSS     (5,994,013)     (6,619,280) |         --
                                                                                                       |
NONOPERATING INCOME (EXPENSE)                                                                          |
    Interest income ..................................................         18,801          60,931  |         --
    Interest and other financing expenses ............................     (6,351,875)           --    |         --
    Loss on write-down of investments ................................       (320,682)           --    |         --
    Loss allocated to minority interest ..............................           --             4,110  |         --
    Impairment of goodwill ...........................................    (14,474,390)           --    |         --
                                                                         ------------    ------------  |  -----------
                                                                                                       |
                   LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES    (27,122,159)     (6,554,239) |         --
                                                                                                       |
INCOME TAXES .........................................................           --              --    |         --
                                                                         ------------    ------------  | ------------
                                                                                                       |
                                       LOSS FROM CONTINUING OPERATIONS   $(27,122,159)   $ (6,554,239) | $       --
                                                                                                       |
DISCONTINUED OPERATIONS:                                                                               |
    Loss from operations of discontinued segment                                                       |
     (net of applicable income taxes of $0) ..........................     (4,046,012)     (4,513,407) |     (407,164)
    Loss on disposition of segment                                                                     |
     (net of applicable income taxes of $0) ..........................     (9,871,155)           --    |         --
                                                                         ------------    ------------  | ------------
                                                                                                       |
                                                              NET LOSS   $(41,039,326)   $ (11,067,646)| $   (407,164)
                                                                         ============    ============  |  ===========
                                                                                                       |
Continuing operations loss per common share ..........................   $      (1.50)   $      (0.42) | N/A
Discontinued operations loss per common share ........................   $      (0.77)   $      (0.29) | N/A
                                                                         ------------    ------------  | ------------
Basic and diluted loss per common share ..............................   $      (2.27)   $      (0.70) | N/A
                                                                         ============    ============  | ============
                                                                                                       |
Basic and diluted weighted average common                                                              |
 shares outstanding ..................................................     18,094,670      15,765,108  | N/A
                                                                         ============    ============  | ============


               See accompanying notes to the financial statements
                        eUNIVERSE, INC. AND SUBSIDIARIES

            Consolidated Statement of Shareholders' Equity (Deficit)





                                       Preferred Stock           Common Stock           Additional
                                  -------------------------   -----------------------     Paid-in     Retained
                                    Shares      Par Value     Shares      Par Value       Capital      Deficit         Total
                                  ----------  ------------  ----------   ----------   ------------  -----------   ------------

Share issued to acquire option
   to purchase CD Universe .......      --    $     --       8,061,000   $    8,061   $    247,039          --    $    255,100
Shares issued for merger related
   services ......................      --          --       1,539,000        1,539         47,145          --          48,684
Shares issued pursuant to
   Rule 506 of Regulation D ......      --          --         250,000          250        249,750                     250,000
Shares issued pursuant to
   employment agreement ..........      --          --         200,000          200          6,036          --           6,236
                                  ----------  ----------    ----------   ----------   ------------  ------------  ------------
Balance, March 31, 1999 ..........      --          --      10,050,000       10,050        549,970          --         560,020

Sale of Preferred Stock .......... 1,795,024     179,502                                 6,282,584                   6,462,086
Cost of offerings and issuance ...      --          --                                  (2,184,449)                 (2,184,449)
Shares issued in acquisition of
   eUniverse.com Website .........      --          --          15,000           15         59,985                      60,000
Shares issued in acquisition of
   CD Universe, Inc. .............      --          --       2,425,000        2,425      7,272,575                   7,275,000
Shares issued for services .......      --          --         392,436          392        500,206                     500,598
Shares retained by former
   MCA Shareholders ..............      --          --       1,220,993        1,221        857,256                     858,477
Shares issued in acquisition of
   Mega DVD ......................      --          --           4,605            4         52,496                      52,500
Shares issued in acquisition of
   Cases Ladder, Inc. ............      --          --         700,000          700      6,999,300                   7,000,000
Stock options issued in
   connection with acquisition of
   Cases Ladder, Inc. ............      --          --            --           --        1,111,100                   1,111,100
Stock options issued in connection
   with services performed .......      --          --            --           --           67,248                      67,248
Fair Value of the warrants issued       --          --            --           --        1,921,217                   1,921,217
Shares issued in acquisition of
   Gamers Alliance, Inc. .........      --          --          78,125           78        999,922                   1,000,000
Additional Shares issued in
   acquisition of Gamers Alliance,
   Inc. ..........................      --          --           8,789            9         85,684                      85,693
Shares issued to employees as
   compensation expense ..........      --          --          42,506           42        269,561                     269,603
Amortization of variable stock
   options issued to employees ...      --          --            --           --          207,010                     207,010
Shares issued in acquisition of                                                               --
   The Big Network, Inc. .........      --                   1,440,000        1,440      8,818,560                   8,820,000
Shares issued in acquisition of
   FunOne.com ....................      --          --           8,733            9         49,991                      50,000
Shares issued in acquisition of
   Falcon Ventures Corp. .........      --          --         310,000          310      1,782,190                   1,782,500
Shares issued in acquisition of
   PokemonVillage.com ............      --          --          43,630           44        379,456                     379,500
Shares issued in acquisition of
   JustSayWow.com ................      --          --          11,976           12         99,988                     100,000
Additional Shares issued in
   acquisition of Gamers Alliance,
   Inc. ..........................      --          --           8,789            9         51,626                      51,635
Additional Shares issued in
   acquisition of The Big Network,
   Inc. ..........................      --          --         269,840          270      1,652,500                   1,652,770
Shares issued to Take2 Corporation      --          --         600,000          600      3,599,400                   3,600,000
Stock options issued in connection
   with affiliate agreements .....      --          --            --           --          123,652                     123,652
Net loss for the twelve months
   ended March 31, 2000 ..........      --          --            --           --                    (11,067,646)  (11,067,646)
                                  ----------  ----------    ----------   ----------   ------------  ------------  ------------
Balance at March 31, 2000 ........ 1,795,024     179,502    17,630,422       17,630     41,609,028   (11,067,646)   30,738,514
                                  ==========  ==========    ==========   ==========   ============  ============  ============


Conversion of Preferred to common
   stock .........................  (340,452)    (34,045)      481,068          482        557,936                     524,373
Cost of offering Stock conversion                                                         (524,373)                   (524,373)
Additional Shares issued in
   acquisition of The Big Network,
   Inc. ..........................      --          --          90,160           90        552,140                     552,230
Additional Shares issued in
   acquisition of Gamers Alliance,
   Inc. ..........................      --          --          19,531           19        103,493                     103,512
Shares issued to employees as
   compensation expense ..........      --          --          98,274           97        513,276                     513,373
Less:  Deferred stock compensation
   cost ..........................      --          --                                    (139,234)                   (139,234)
Shares issued in acquisition of
   websites ......................      --          --         217,269          216        687,284                     687,500
Shares issued in connection with
   services performed ............      --          --         161,127          161        360,879                     361,040
Shares issued in connection with
   financing activities ..........      --          --         100,000          100        262,400                     262,500
Shares issued in connection with
   assets purchased ..............      --          --          19,651           20         38,120                      38,140
New shares to be issued to
   Isosceles......................      --          --            --           --         (212,500)                   (212,500)
Cost of offering Warrants issued
   to preferred shareholders......      --          --            --           --         (179,870)                   (179,870)
Reversal of repriced employee
   options .......................      --          --            --           --         (207,011)                   (207,011)
Options issued to websites for
   right of first refusal ........      --          --            --           --           71,115                      71,115
Warrants issued in connection with
   financing activities ..........      --          --            --           --        5,769,262                   5,769,262
Warrants issued in connection with
   services to be performed.......      --          --            --           --          830,345                     830,345
Options issued in connection with
   services performed ............      --          --            --           --          291,921                     291,921
Net loss for the twelve months
   ended March 31, 2001 ..........      --          --            --           --                    (41,039,326)  (41,039,326)
                                  ----------  ----------    ----------   ----------   ------------  ------------  ------------
Balance at March 31, 2001 ........ 1,454,572     145,457    18,817,502       18,815     50,384,211   (52,106,972)   (1,558,489)
                                  ==========  ==========    ==========   ==========   ============  ============  ============




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

         The Company was founded in February 1999 and incorporated as Entertainment Universe, Inc. ('EUI'). EUI was formed as a holding company to acquire various operating companies. On April 14, 1999, EUI acquired Motorcycle Centers of America, Inc. ('MCA'), a publicly traded company, through a reverse acquisition. In connection with that acquisition, EUI shareholders exchanged all of EUI's common stock for 12,829,000 shares of MCA's $.001 par value restricted common stock. EUI shareholders also exchanged all of their preferred shares for 1,795,024 shares of MCA's Series A 6% Convertible Preferred Stock. As a result, EUI (the accounting acquirer) became a wholly owned subsidiary of MCA
(the legal acquirer). The former shareholders of EUI owned approximately 91.6 percent of MCA after the reverse acquisition. The Company acquired CD Universe on April 14, 1999, a company whose business was selling compact audio CDs, videotapes and DVDs over the Internet (see Note 4 - Business Combinations). Subsequent to this, MCA changed its name to eUniverse, Inc.


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

                        EUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

ORGANIZATION COSTS

         In accordance with American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," the Company expenses, as incurred, costs related to organizational and start-up activities.


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

                                                                 March 31,
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

         b) The Company leases various facilities under non-cancelable operating lease agreements that expire within the next four years. Future minimum lease payments under these non-cancelable operating leases are as follows:



                                                                      March 31,
                                                                     ---------
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

         On December 21, 1999, the Company approached the holders of its Series A Preferred Stock to forgo three items in their purchase agreements in lieu of being granted warrants to purchase common stock equaling 20% of the number of shares owned by them (10% at an exercise price of $6.00 and 10% at an exercise price of $8.00). The items modified were:

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

         Beginning November 2000, the Company approached the holders of its Series A Preferred Stock to forgo conversion rights in their purchase agreements in lieu of being granted warrants to purchase common stock equaling 20% and 25% of the number of shares owned by them at exercise prices ranging from $2.00 to $2.75. The shareholders agreed not to convert their preferred shares into common shares for a period of 6 months except in the amount of 20% of their holdings. As of March 31, 2001 nine shareholders holding 616,834 preferred shares had agreed to these terms and 135,021 warrants had been issued. These warrants expire one year from the date of issuance.


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

     o In April 2001, the Company purchased a database of subscribers for $400,000.

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

                                                         INCOME        NET
                                                         (LOSS)      (LOSS)
                                                          FROM        FROM       NET
                                              GROSS    CONTINUING DISCONTINUED  INCOME
              QUARTER ENDED        REVENUES   PROFIT   OPERATIONS  OPERATIONS   (LOSS)
              -------------        --------   ------   ----------  ----------   ------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
         March 31, 2001..........   $4,239   $4,189    $(17,191)           --   $(17,191)
         December 31, 2000.......    4,566    4,221      (2,748)         (311)    (3,059)
         September 30, 2000......    4,093    3,456      (5,676)      (11,503)   (17,179)
         June 30, 2000...........    2,770    2,196      (1,507)       (2,103)    (3,610)

         March 31, 2000..........   $1,105     $966    $ (2,646)     $ (2,110)  $ (4,756)
         December 31, 1999.......      421      432      (2,082)         (925)    (3,007)
         September 30, 1999......      251      234      (1,263)         (799)    (2,062)
         June 30, 1999...........       65       56        (563)         (680)    (1,243)

         March 31, 1999..........   $  --        --          --      $   (137)  $   (137)
         December 31, 1998.......      --        --          --          (118)      (118)
         September 30, 1998......      --        --          --           (81)       (81)
         June 30, 1998...........      --        --          --           (71)       (71)

                                  WEIGHTED   WEIGHTED   CONTINUING   DISCONTINUED  BASIC AND
                                   AVERAGE    AVERAGE    OPERATIONS    OPERATIONS   DILUTED
                                   COMMON     COMMON      LOSS PER      LOSS PER    NET LOSS
                                   SHARES     SHARES       COMMON        COMMON       PER
               QUARTER ENDED       BASIC      DILUTED       SHARE        SHARE    COMMON SHARE
               -------------       -----     -------      ----------   ----------  -------------
         March 31, 2001..........   18,515      18,515     $(.93)        $--        $(.93)
         December 31, 2000.......   18,120      18,120      (.15)         (.02)      (.17)
         September 30, 2000......   17,933      17,933      (.32)         (.64)      (.96)
         June 30, 2000...........   17,744      17,744      (.08)         (.12)      (.20)

         March 31, 2000..........   17,157      17,157      (.16)         (.12)      (.28)
         December 31, 1999.......   16,272      16,272      (.13)         (.05)      (.18)
         September 30, 1999......   15,317      15,317      (.08)         (.05)      (.13)
         June 30, 1999...........   12,222      12,222      (.05)         (.06)      (.11)

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2001.

                                     eUNIVERSE, INC.


                                     By    /s/ BRAD D. GREENSPAN
                                       ................................
                                        Brad D. Greenspan
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer

         Under the requirements of the Securities Act of 1934, this Form 10-K/A has been signed on July 30, 2001 by the following persons on behalf of the Registrant in the capacities indicated.


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

10.50 --   Employment Agreement by and between eUniverse, Inc. and Will Griffin, dated as of September 1, 2000.(11)
10.51 --   eUniverse, Inc. Common Stock Purchase Warrant to VideoGame Partners, LLP, dated
           September 8, 2000.(12)
10.52 --   Stock Purchase Agreement by and between eUniverse, Inc. and 550
           Digital Media Ventures, Inc., dated as of July 13, 2001.(13)
10.53 --   Share Purchase Agreement by and among eUniverse, Inc., Indimi, L.L.C., Indimi, Inc.,
           550 Digital Media Ventures, Inc. and Sony Music Entertainment, Inc., dated as of
           July 13, 2000.(13)
21.01 --   Subsidiaries of eUniverse, Inc.(5)
23.01 --   Consent of Merdinger, Fruchter, Rosen & Corso, PC*

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

(13) Incorporated by reference to eUniverse's Form 10-K filed on July 16, 2001.