Form 10-Q
period 2001-06-30
EUNIVERSE INC
filed 2001-08-14
CIK 1088244

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

     As of June 30, 2001, there were 19,183,103 shares of eUniverse, Inc. common stock outstanding.

                                 eUNIVERSE, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (Unaudited)....................................3

         Consolidated Balance Sheets, June 30, 2001 and March 31, 2001......... 3

         Consolidated Statements of Operations, for the three
         months ended June 30, 2001 and 2000....................................4

         Statements of Cash Flows, for the three months ended
         June 30, 2001 and 2000 ................................................5

         Notes to Financial Statements .........................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION ................................18

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK........................................................24

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS .................................................24

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .........................25

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................25

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                                eUNIVERSE, INC.
                           Consolidated Balance Sheets


                                                                                   June 30,              March 31,
                                                                                     2001                  2001
                                                                                 -----------           -----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents ................................................  $     1,159           $   218,841
      Accounts receivable, net of allowances for
        doubtful accounts of 494,694 and $123,000, respectively ...............    3,370,987             2,676,675
      Notes Receivable ........................................................      100,000                     -
      Prepaid expenses ........................................................      544,951               491,553
      Deferred charges and other current assets ...............................      580,371               440,061
                                                                                 -----------           -----------
                                                           Total Current Assets    4,597,469             3,827,130

FURNITURE AND EQUIPMENT, less accumulated depreciation
     of $370,923 and $264,383, respectively ...................................    1,264,386               902,004

GOODWILL, net of amortization of $7,404,624
     and $7,404,624 respectively ..............................................    4,939,981             4,739,981
OTHER INTANGIBLES, net of amortization of $160,559 and $160,559
    respectively................................................................   1,479,699             1,479,699

Deferred charges ...............................................................     862,210               787,505
Deposits and other assets......................................................      149,251               142,812
                                                                                 -----------           -----------

                                       TOTAL ASSETS ............................ $13,292,996           $11,879,131
                                                                                 ===========           ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES
     Accounts payable .........................................................  $ 2,689,740           $ 2,870,997
     Accrued expenses .........................................................    2,633,774             2,592,745
     Deferred Revenue .........................................................      172,240               232,240
     Notes payable ............................................................    3,760,209             3,760,209
     Current maturities of notes payable affiliates ...........................      940,000               940,000
     Short-term portion of lease obligations ..................................            -                     -
                                                                                 -----------           -----------
                                                      Total Current Liabilities   10,195,963            10,396,191
                                                                                 -----------           -----------

LONG-TERM DEBT ................................................................      976,190               976,190
LONG-TERM DEBT AFFILIATES, LESS CURRENT MATURITIES ............................    2,185,239             2,065,239

SHAREHOLDERS' (DEFICIT)
     Preferred stock, $.10 par value; 40,000,000 shares
        authorized;  1,362,572 and 1,454,572 shares
          issued and outstanding, respectively ................................      136,257               145,457
     Common stock, $.001 par value; 250,000,000 shares authorized;
       19,183,103 and 18,817,502 issued and outstanding, respectively .........       19,181                18,815
     Additional paid-in capital ...............................................   51,631,464            50,523,446
     Deferred stock compensation cost..........................................     (139,234)             (139,234)
     Retained deficit..........................................................  (51,712,065)          (52,106,973)
                                                                                 -----------           -----------
                                           Total Shareholders' (Deficit)             (64,396)           (1,558,489)
                                                                                 -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                    $13,292,996           $11,879,131
                                                                                 ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                                 eUNIVERSE, INC.

                      Consolidated Statements of Operations



                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                 ---------------------------------
                                                                                    2001                  2000
                                                                                 -----------           -----------
REVENUE                                                                          $ 5,049,613          $  2,770,836

COST OF GOODS SOLD                                                                   204,194               574,500

GROSS PROFIT                                                                       4,845,419             2,196,336

OPERATING EXPENSES:
    Marketing and sales (excludes stock-based
      compensation of $0 and ($2,935), respectively............................    1,806,601             1,703,081
    Product development (excludes stock-based
      compensation of $0 and ($19,656), respectively...........................    1,039,255               656,600
    General and administrative (excludes
      stock-based compensation of $0 and ($164,598), respectively .............    1,482,671               936,333
    Amortization of goodwill and other intangibles.............................            -               585,189
    Stock-based compensation...................................................            -             (187,189)
                                                                                 -----------          ------------
TOTAL OPERATING EXPENSES.......................................................    4,328,527             3,694,014
                                                                                 -----------          ------------

                                                        OPERATING INCOME/(LOSS)      516,892           (1,497,678)

NONOPERATING INCOME (EXPENSE)
    Interest income............................................................          148                 5,303
    Interest and other financing expense.......................................     (122,132)              (14,790)
                                                                                 -----------          ------------
                   INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES      394,908            (1,507,165)

INCOME TAXES ..................................................................            -                     -
                                                                                 -----------          ------------
                                       INCOME/(LOSS) FROM CONTINUING OPERATIONS  $   394,908          $ (1,507,165)
                                                                                 ===========          ------------

DISCONTINUED OPERATIONS:
    Loss from operations discontinued segment
     (net of applicable income taxes of $0)....................................            -            (2,102,411)
                                                                                 -----------          ------------
                                                              NET INCOME/(LOSS)  $   394,908          $ (3,609,576)
                                                                                 ===========          ------------
Continuing operations income (loss) per common share ..........................  $      0.02          $      (0.08)
Discontinued operations income (loss) per common share.........................  $         -          $      (0.12)
                                                                                 -----------          ------------
Basic income (loss) per common share...........................................  $      0.02          $      (0.20)
                                                                                 ===========          ============
Basic weighted average common shares outstanding...............................   18,933,081            17,744,336
                                                                                 ===========          ------------


   The accompanying notes are an integral part of these financial statements.

                                eUNIVERSE, Inc.

                            Statements of Cash flows


                                                                                   Three Months Ended June 30,
                                                                                     2001                 2000
                                                                                 -----------          ------------
OPERATING ACTIVITIES
    Net income (loss)..........................................................   $  394,908           $(3,609,586)
    Transactions not requiring cash:
       Depreciation ...........................................................      106,539                71,701
       Amortization ...........................................................            -               889,839
       Bad Debts ..............................................................      291,694                     -
           option issued to employees .........................................            -              (207,011)
       Stock and warrants granted to
           outside consultants and affiliates .................................      169,452               149,327
    Changes in current assets..................................................     (884,805)             (820,217)
    Changes in current liabilities ............................................      354,596               317,014
    Changes in other assets ...................................................      (81,144)
                                                                                   ---------           -----------

                                      NET CASH PROVIDED BY OPERATING ACTIVITIES      351,240            (3,208,933)
                                                                                   ---------           -----------
INVESTING ACTIVITIES
    Changes in other assets....................................................            -              (201,782)
    Purchases of fixed assets..................................................     (468,923)             (141,621)
                                                                                   ---------           -----------
                                          NET CASH USED IN INVESTING ACTIVITIES     (468,923)             (343,403)
                                                                                   ---------           -----------
FINANCING ACTIVITIES
    Proceeds from issuance of warrants.........................................            -                 8,000
    Proceeds from short term notes.............................................            -             1,250,000
    Proceeds from long term notes..............................................      120,000                     -
    Advance to investor........................................................     (100,000)                    -
                                                                                   ---------           -----------
                                      NET CASH PROVIDED BY FINANCING ACTIVITIES       20,000             1,258,000
                                                                                   ---------           -----------
CHANGE IN CASH AND CASH EQUIVALENTS............................................     (217,683)           (2,294,336)
Cash and cash equivalents,
 beginning of period...........................................................      218,841             2,323,087
                                                                                   ---------           -----------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD...........................................................    $   1,159               $28,751
                                                                                   =========           ===========
CASH PAID DURING THE YEAR FOR:
    Interest Expense..........................................................     $       -           $         -
                                                                                   =========           ===========
    Income taxes..............................................................     $       -           $         -
                                                                                   =========           ===========

   The accompanying notes are an integral part of these financial statements.

                                 eUNIVERSE, INC.

                            Statements of Cash flows



                                                                                     Three Months Ended June 30,
                                                                                 ---------------------------------
                                                                                    2001                  2000
                                                                                 -----------           -----------
   OTHER NON-CASH FINANCIAL ACTIVITIES
    Stock issued in connection with acquisitions:
         Acquisition of The Big Network........................................            -               552,230
         Acquisition Gamer's Alliance..........................................      403,576               103,513
         Acquisition of DustCloud.com..........................................            -               150,000
         Acquisition of ratedfun.com...........................................       18,750                     -
    Stock issued to employees, 7,992 and 16,653 shares respectively............       25,000               124,139
    Stock options issued in connection with services...........................            -                45,531
    Stock options issued in connection with Affiliate agreements                                                 -
    Warrants issued in connection with services                                                                  -
      Performed and to be performed(1).........................................      473,359                     -
    Warrants issued to preferred shareholders..................................            -                 4,168
    Amortization of variable stock options issued to employees.................            -              (207,011)
    Shares cancelled in payment of amounts due from employees..................      (34,000)
    Shares issued to Isosceles(2)..............................................      212,500                     -
    Purchase of funbug.com under long term note................................      200,000




    (1) The Company agreed to a two year investor relations services agreement that commenced on April 4, 2001. As consideration for these services, the Company issued warrants for 300,000 shares of the Company's common stock with an exercise price of $1.25. The warrants have been valued at $473,359 in the financial statements using the Black-Scholes model with a risk-free rate of 5.75%, avolatility of 128% with no expected dividend yield and a life of two years. The warrants expire on 4/3/2003.


    (2) Shares issued in satisfaction of settlement agreement February 2, 2001 with the Isosceles Fun Limited.

    (3) In June 2001, the Company acquired the web site and technology assets of funbug.com for a purchase price of approximately $200,000 that will be paid based on a percentage of revenues. At the end of 30 months, in the event that $200,000 is not paid to the seller, the Company may, at its option, pay the remainder of the $200,000 to the seller or sell the assets back to the seller for $1.

         The accompanying notes are an integral part of these financial statements.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


(1) ORGANIZATION AND LINE OF BUSINESS

     eUniverse, Inc. (the "Company") is a Nevada Corporation engaged in developing and operating a network of web sites providing entertainment-oriented services. During the reporting period, the Company was engaged in providing online advertising and games on its network of web sites. The Company conducts operations from facilities located in Los Angeles, CA; San Francisco, CA; New York, NY and Mount Vernon, WA. The financial statements being presented include the accounts of eUniverse, Inc. and its wholly owned subsidiaries. The Company previously engaged in sales of audio CD's, videotapes (VHS), and digital videodisks ("DVD's") over the Internet, prior to the discontinuation of these operations in October 2000. All significant inter-company transactions and balances have been eliminated in consolidation.

     The Company was founded in February 1999 and incorporated as Entertainment Universe, Inc. ("EUI"). EUI was formed as a holding company to acquire various operating companies. On April 14, 1999, EUI acquired Motorcycle Centers of America, Inc. ("MCA"), a publicly traded company, through a reverse acquisition. In connection with that acquisition, EUI shareholders exchanged all of EUI's common stock for 12,829,000 shares of MCA's $.001 par value restricted common stock. EUI shareholders also exchanged all of their preferred shares for 1,795,024 shares of MCA's Series A 6% Convertible Preferred Stock. As a result, EUI (the accounting acquirer) became a wholly owned subsidiary of MCA (the legal acquirer). The former shareholders of EUI owned approximately 91.6 percent of MCA after the reverse acquisition. The Company acquired CD Universe on April 14, 1999, a company whose business was selling compact audio CD's, videotapes and DVD's over the Internet. Subsequent to this, MCA changed its name to eUniverse, Inc.

(2) ACCOUNTING POLICIES

REVENUE RECOGNITION

     The Company recognizes service revenue upon fulfillment and delivery of customer's advertising. Additionally, the Company derives revenue from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid. During the quarters ended June 30, 2001 and 2000, the Company recorded $325,000 and $115,255 as bartered advertising revenue, respectively. With respect to the discontinued e-commerce operations, the Company recognized revenue upon shipment of its products. Revenue included shipping and handling charges. The Company also maintained a partner program whereby partners provided links on their websites that brought customers to the CD Universe website. Revenue generated from these linked sites was recognized upon shipment of the products. The partner received a commission of 5% to 15% of sales of the Company's products that originated from the site, recognized as a selling expense concurrent with the sale.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. Estimated useful lives are as follows:

Leasehold improvements......................................   Life of the lease
Computer equipment..........................................   5 years
Telephone equipment.........................................   5 years
Computer software...........................................   2 to 5 years
Furniture, fixtures and other...............................  10 years

INTANGIBLE ASSETS

     Intangible assets consist of goodwill, customer lists, and domain names. Excess cost over the fair value of net assets acquired (or goodwill) was amortized on a straight-line basis over 5 years effective January 1, 2001. These assets will be assessed for impairment annually or upon an adverse change in operations. Customer lists and domain names are being amortized on a straight-line basis over a period of 3 and 5 years, respectively. Through December 31, 2000 goodwill and domain names were amortized over 10 years.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000


     Effective April 1, 2001, the Company adopted SFAS141 and SFAS142. Should events or circumstances occur subsequent to the acquisition of a business, which bring into question the realization or impairment of the related goodwill, the company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and future operating income of that specified group of assets and expected undiscounted cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by discounted future cash flows.

ADVERTISING COSTS

     Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the quarters ended June 30, 2001 and 2000 advertising expense from continuing operations amounted to $426,067 and $1,133,313, respectively. The Company had no direct-response advertising during the periods presented.

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

     Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive are as follows:

                                                        June 30,
                                                   2001          2000
                                                  ------        ------
         Convertible preferred stock..........      --          1,782,524
         Warrants.............................      --          1,121,207
         Options .............................      --          4,057,094
                                                ----------     ----------
         Total   .............................      --          6,960,825
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

     Net losses from the discontinued operations for the quarters ended June 30, 2001, and 2000 were $0 and $2,102,411, respectively.

     As a result of this discontinuance, the consolidated financial statements of eUniverse, Inc. and the related notes to the consolidated financial statements and supplemental data have been restated to reflect the results of operations and assets of the e-commerce segment of business as a discontinued operation in accordance with generally accepted accounting principles. The loss on disposal of the e-commerce segment was approximately $9.9M. This loss provided for reserves necessary to write down assets disposed of to their net realizable values.

(4) MAJOR CUSTOMERS

     In the quarter ended June 30, 2001, approximately 52% of the Company's revenues resulted from five customers ranging from 8% to 17% of revenues. In the quarter ended June 30, 2000, approximately 46% of revenues resulted from the top five customers.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

(5) BUSINESS COMBINATIONS

     In June 2001, acquired the website and technology assets of Funbug.com for a purchase price of approximately $200,000 that will be paid based on a percentage of revenues. At the end of 30 months, in the event that $200,000 is not paid to the seller, the Company may, at its option, pay the remainder of the $200,000 to the seller or sell the assets back to the seller for $1. The estimated fair value of tangible and identifiable intangibles is $0 and the purchase price has been allocated to goodwill.

     Total goodwill recorded through acquisitions has been amortized on a straight-line basis over ten years through December 31, 2000. Effective beginning with the quarter ended March 2001, the Company revised the amortization period to five years. On April 1, 2001, the Company adopted SFAS141 and 142. (see Note 2 - Accounting Policies, Intangible Assets).

     The operations of the acquired entities have been included in the statements of operations from the dates of acquisition.

PRO FORMA INFORMATION

     Pro forma information as if the foregoing acquisition had occurred at the beginning of the period presented is as follows:

                                  PRO FORMA QUARTER ENDING
                                       June 30, 2001
                                       --------------
Revenue................................ $  5,049,613
Net loss...............................      374,907
Loss per share.........................       ($0.02)

(6) AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

     The net carrying value of goodwill and other intangibles recorded through acquisitions is $6,419,680 as of March 31, 2001. Effective April 1, 2001, the Company adopted SFAS141 and SFAS142. These assets will be assessed for impairment at least annually or upon an adverse change in operations. The assets were amortized on a straight-line basis over five years effective beginning January 1, 2001. Prior to that date, the Company amortized goodwill and other intangibles on a straight-line basis over ten years. The Company evaluated the reduction in goodwill amortization periods based on management's assessment of future cash flows and the practice of other firms in the Internet industry. Since March 31, 2001, the Company has not noted any material adverse events that could cause an impairment of the net carrying value of goodwill or other intangible assets as of June 30, 2001.

     The following are the goodwill and other intangible assets that will no longer be amortized:

                                                 June 30,      March 31,
                                                   2001          2001
                                                  ------        ------
         Intangible Assets....................  $1,479,699     $1,479,699
         Equity Method Goodwill...............   4,939,981      4,739,981

The following is the pro forma effect had the quarter ended June 30, 2000 been subject to SFAS 142 and 142:

                                                    Three months ended June 30,
                                                        2001          2000
                                                       ------        ------
           Reported Net Income/(Loss) ..........      $ 394,908    $(3,609,576)
           Amortization    .....................                       585,189
                                                     ----------    -----------
           Adjusted (Pro Forma) Net Income/(Loss)     $ 394,908    $(3,024,387)
                                                     ==========    ===========

           Reported Net Income/(Loss)per Share..      $     .02    $      (.20)
           Amortization per Share...............                           .03
                                                     ----------    -----------
           Adjusted Net Income/(Loss) per Share       $     .02    $      (.17)
                                                     ==========    ===========

           Note: Net Income/(Loss) amounts presented here are prior to any extraordinary items and after discontinued operations.


     In the quarter ended June 30, 2001, the Company purchased a database of subscribers for $400,000, which is being amortized over a two year period.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000



(7) FIXED ASSETS

     Fixed assets, at cost, consist of the following:


                                                           June 30, 2001      March 31,2001
                                                          ---------------    --------------
Furniture and fixtures................................     $   25,575          $    25,575
Computers and equipment...............................        965,610              898,519
Purchased software....................................        244,123              242,293
Leasehold improvements................................           --                    --
                                                           ----------          ------------
                                                            1,235,308            1,166,387
Less accumulated depreciation and amortization........       (320,923)            (264,383)
                                                           ----------          -----------
     Fixed assets, Net................................     $  914,306          $   902,004
                                                           ==========          ===========

Accumulated amortization of purchased software as of June 30, 2001 and March 31, 2001 is $132,742 and $61,028, respectively. Depreciation expense for the reporting periods was as follows:

                                                 Three Months Ended
                                                      June 30,
                                                  2001       2000
                                                 ------     ------
Depreciation expense............ ..............  $106,539    $33,989


(8) PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses consist of the short-term portion of the fair value of warrants or options issued or cash payments made in advance for marketing or other services to be rendered as follows:

                                                          June 30, 2001      March 31, 2001
                                                          -------------      --------------
Co-marketing agreement shares........................          606,882             695,500
Cost of options for financing services...............              --                  --
Prepaid marketing expenses...........................           19,653              26,900
Prepaid investment banking expenses..................           40,833              46,666
Prepaid investor relations expenses..................           20,158              22,579
Prepaid insurance, advances & other..................          106,665              63,042
                                                            ----------          ----------
                                                            $  794,191          $  854,687
Less: Non-current portion
Co-marketing agreement shares........................         (218,846)           (326,500)
Prepaid investment banking expenses..................          (17,499)            (23,333)
Prepaid investor relations expenses..................          (12,895)            (13,301)
                                                            ----------          ----------
Total                                                       $  544,191          $  491,553
                                                            ==========          ==========

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

(9) DEFERRED CHARGES

     Deferred charges consist of the short-term portion of the unamortized fair value of warrants or options issued principally in connection with the securing of financing and investor relations services. Options issued to advertising affiliates for continued online advertising services are also included. All such options and warrants have been valued using the Black-Scholes method option pricing model (see also Note 11 - Warrants).

                                                             June 30,           March 31,
                                                              2001                2001
                                                         --------------     --------------
Options:
--------
Advertising network affiliates.......................      $    24,852        $     22,708

Warrants:
---------
Granted for services.................................      $ 1,168,490        $    841,724
Preferred shareholders...............................              --                  --
                                                           -----------       --------------
                                                             1,193,342             864,432
Less: non-current portion
Warrants granted for services........................      $  (611,284)       $   (422,684)
Options granted to advertising network...............           (1,687)             (1,687)
                                                           -----------       --------------
                                                              (612,971)           (424,371)
                                                           -----------       --------------
Total                                                      $   580,371        $    440,061
                                                           ===========       ==============

(10) NOTES PAYABLE

Notes payable consist of the following:

                                                   June 30,      March 31,
                                                     2001        2001
                                                 -----------   -----------
   Notes payable:
        New Technology Holdings...........        $2,289,764    $2,289,764
        SFX Entertainment, Inc............         1,020,445     1,020,445
        Videogame Partners, LLC...........           450,000       450,000
                                                  ----------    ----------
                                                  $3,760,209    $3,760,209
                                                  ==========    ==========

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

2-On April 26, 2000 the Company received $1,020,445 pursuant a promissory note to SFX Entertainment, Inc. This note is collateralized by 4,841,000 shares of the common stock of the Company belonging to the Chairman of eUniverse. The note bears an interest rate of 12% and was payable in full on demand at any time on or after August 25, 2000. To date, SFX Entertainment has not made demand for payment.


3- On July 7, 2000, the Company received $450,000 pursuant to a promissory note to VideoGame Partners, LLC. The interest rate on this loan was 6% and the loan was payable on August 31, 2000. The interest rate on the unpaid balance of this note after the maturity date increases to prime rate plus 6%. Saggi Capital, Inc. has purchased the promissory note and agreed to extend the maturity day to June 12, 2002.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000


(11) LONG TERM DEBT, AFFILIATES

    In June 2001, acquired the website and technology assets of Funbug.com for a purchase price of approximately $200,000 that will be paid based on a percentage of revenues. At the end of 30 months, in the event that $200,000 is not paid to the seller, the Company may, at its option, pay the remainder of the $200,000 to the seller or sell the assets back to the seller for $1. (See Note 5 -- Business Combinations). The long term portion of the liability is $200,000.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000


(12) COMMITMENTS AND CONTINGENCIES

     a) In June 2001, the Company entered into agreements with Saggi Capital("Saggi") and VideoGamePartners ("VP") with respect to the Company's note payable to VP. Under the agreements, Saggi initially purchased $280,000 of the $450,000 note from VP. The Company also advanced funds to Saggi of $100,000. Upon purchase of the entire $450,000 of the note by Saggi, which may include the $100,000 loaned from the Company, the maturity date is extended for 12 months from June 12, 2001, is payable at 8% interest and is convertible into common stock of the Company at $2 per share. VP will also transfer to Saggi 500,000 existing Company warrants with an exercise price of $1 to Saggi in the event that Saggi purchases the entire $450,000 balance of the VP note. Should Saggi not purchase the note within 60 days of the agreements, the Company is obligated to pay $40,000 to Saggi, which Saggi shall pay to VP. The balance of the $450,000 note will be reduced by $100,000 unless VP repurchases this portion of the note within 5 days following the failure of Saggi to purchase the entire balance of the note, at which time the note shall be reinstated to its original balance.

     b) The Company leases various facilities under non-cancelable operating lease agreements that expire within the next four years. Future minimum lease payments under these non-cancelable operating leases are as follows:

                                                           MARCH 31, 2001
                                                           --------------
2002......................................................  $ 282,710
2003......................................................    234,765
2004......................................................    220,800
2005......................................................    165,600
2006......................................................         --
                                                            ---------
  Total                                                     $ 903,875
                                                            =========

     Rent expense from continuing operations for the reporting periods were as follows:

                                               Three Months Ended
                                                    June 30,
                                                 2001      2001
                                                ------    ------
Rent expense................................   $113,851   $52,357

     c) On December 9, 1999, The Isosceles Fund Limited ("Isosceles") filed suit in the Superior Court of California against the Company, Brad Greenspan, Gerard Klauer Mattison & Co., Inc. ("GKM") and ten unnamed individuals seeking damages based on (i) breach of an alleged subscription agreement between Isosceles and the Company to purchase common stock of eUniverse, (ii) breach of an implied covenant of good faith and fair dealing in connection with the alleged subscription agreement, and (iii) intentional interference with the alleged subscription agreement by GKM and ten unnamed individuals (the "Isosceles Lawsuit"). Also as previously disclosed, on November 1, 2000, Ballsbridge Finance Ltd. ("Ballsbridge") filed a lawsuit against the Company in the California Superior Court for the County of Los Angeles seeking damages based on breach of contract and related claims based on the Company's alleged refusal to authorize transfer of 55,000 unregistered shares of eUniverse common stock originally issued to Ballsbridge in or about May of 1999 (the "Ballsbridge Lawsuit"). On February 2, 2001, Isosceles, Ballsbridge and the Company entered into a Stipulation For Settlement in mediation and agreed to settle the Isosceles Lawsuit and Ballsbridge Lawsuit. The settlement agreement calls for the issuance of 85,000 unregistered shares of eUniverse Common Stock valued at $212,500 to Isosceles, which has been issued as of June 30, 2001. Additionally, the Board of Directors of eUniverse will rescind its resolution to cancel the shares already issued to Ballsbridge, which shares have remained on the Company's books and which resolution to cancel such shares has never been carried out due to ongoing settlement discussion with Ballsbridge. The settlement agreement also provides for the dismissal of the Isosceles Lawsuit and Ballsbridge Lawsuit.

     d) The Company previously disclosed three lawsuits filed in Alameda County, California (collectively referred to as the "BNI Litigation") involving the Company, Brad Greenspan, the former shareholders of The Big Network, Inc. ("BNI Shareholders"), Stephen Sellers and John Hanke. The BNI Litigation arises out of, among other things, the Company's acquisition of BNI, disposition of the Company shares issued to the BNI Shareholders in connection with the acquisition ("BNI Shares"), and subsequent purported agreements concerning registration and sale of the BNI Shares. On April 18, 2001, the parties to the
                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000


BNI Litigation participated in a voluntary mediation of their disputes administered by JAMS and presided over by a retired California State Judge. The mediation resulted in the parties executing a term sheet stipulating an enforceable settlement of the BNI Litigation ("BNI Settlement"). The terms of the BNI Settlement have been approved by the Company's Board of Directors and are currently being incorporated into definitive documentation of the settlement. The BNI Settlement principally concerns disposition of the approximately 1,800,000 BNI Shares. Pursuant to the terms of the BNI Settlement, the BNI Shares shall be placed into an escrow from which 37.5% of the shares shall be released to the BNI Shareholders over a period of fifteen (15) months. The Company shall have an option to purchase the remaining 62.5% of the shares ("Company Option") for a period of four (4) years contingent upon the Company making quarterly option payments to the BNI Shareholders to keep the Company Option alive. The Company Option is exercisable at $1.40 per share during the first fifteen (15) months of the Company Option, and $1.75 per share thereafter. The Company is obliged to use 10% of any proceeds received from debt or equity financing of between 5 and 10 million dollars, and 20% of the proceeds received from debt or equity financing over 10 million dollars, to exercise the Company Option. In the event the Company fails to make any option payments when due, fails to exercise the Company Option when required, or there is a change of control of the Company, the Option Shares shall be released from escrow to the BNI Shareholders and shall be freely saleable subject to applicable securities regulations.

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

     f) On May 1, 2001, Krausz Puente LLC, a California limited liability company, served a Fourth Amended Complaint in the case of Krausz Puente LLC v. slam.site, Inc., et al., pending in the California Superior Court for the County of Los Angeles ("Krausz Litigation"), upon Case's Ladder, Inc., a California corporation and a subsidiary of the Company ("Case's Ladder"). Case's Ladder was previously named in this case as "Doe 1." The Krausz Litigation primarily concerns breach of a lease obligation by third-party companies ("Lessees") owned by certain former shareholders of CASE'S LADDER. The plaintiff has added Case's Ladder as a defendant in the Krausz Litigation because it contends that certain assets transferred into Case's Ladder at the time of its incorporation (prior to eUniverse's acquisition of Case's Ladder) were fraudulently transferred from Lessees in an effort to shield the assets from creditors, including the plaintiff. Case's Ladder believes these allegations to be without merit and will defend the suit vigorously.

(13) EQUITY COMPENSATION PLAN

STOCK COMPENSATION

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

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000



     The following table presents the amount of stock-based compensation that would have been recorded under the following income statement categories if the stock-based compensation had not been separately stated in the financial statements.

                                               Three Months Ended
                                                     June 30,
                                                  2001         2000
                                                  ----         ----
Marketing and Sales...........................$     --     $  (2,935)
Product Development...........................      --       (19,656)
General and Administrative....................      --      (164,598)
                                              ----------   ----------
     Total stock based compensation.......... $     --     $(187,189)
                                              ==========   ==========

STOCK OPTIONS:

     Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 9,000,000 shares of common stock have been reserved for issuance under the Plan. Typically, options granted under the plan will vest ratably over 3 years with 1/3 vesting after 12 months and the remaining vesting in 1/12 increments each 3 months thereafter. During the quarter ended June 30, 2001, the Company issued 1,471,000 shares with an exercise price of $2. As of June 30, 2001, 7,320,524 options were outstanding at a weighted average price of $3.78 and 1,751,134 were exercisable at a weighted average price of $5.51.

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

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000


WARRANTS:

The Company has granted warrants to purchase common stock in connection with debt and services.

     During the quarter ended June 30, 2001, the Company agreed to purchase investor relations services for a 2 year period, that commenced April 4, 2001. In connection with this agreement, the Company issued warrants for 300,000 shares of the Company's common stock at an exercise price of $2.10. The warrants have been valued at $473,359 in the financial statements using the Black Scholes option pricing model with a risk free interest rate of 5.75%, a volatility of 128% with no expected dividend yield and a life of 24 months. The warrants expire on April 4, 2003.

     Warrants outstanding and exercisable as of June 30, 2001 were 3,365,146; exercise prices ranging from $1.00 to $7.00 per share.

(14) SUBSEQUENT EVENTS

Subsequent to June 30, 2001 the Company:

     o On July 13, 2001, the Company entered into a Share Purchase Agreement with 550 Digital Media Ventures, Inc. (the "Investor"), a subsidiary of Sony Music Entertainment, Inc., for the purchase of web site and other assets owned by Indimi, LLC("Indimi"), known as the InfoBeat Business ("InfoBeat") in a business combination accounted for as a purchase. The purchase price of $9.94 million will exceed the fair value of the net assets of InfoBeat by an estimated $9.94 million. In connection with the Share Purchase Agreement, the Company also agreed to redeem a warrant issued to the Investor for the Company's common stock valued at $1 million. The Company will test the amount of purchased goodwill and other intangibles for impairment on annual basis or upon the occurrence of an adverse event in accordance with SFAS141 Business Combinations and SFAS142 Goodwill and Other Intangible Assets, which were approved in July 2001. The results of operations of Indimi will be included with the results of the Company from July 13, 2001. Assuming the acquisition had occurred on April 1, 2000, the Company's net sales, net income, basic, and diluted earnings per share would have been $16,981,465, $(41,683,912) $(1.94), and $(1.94) for the year ended March 31, 2001.

         Simultaneously with the execution of the Share Purchase Agreement with the Investor, the Company entered into a Stock Purchase Agreement by which the Investor agreed to invest $5 million in the Company in exchange for issuance by the Company of shares of Series B Senior Convertible Preferred Stock, at a purchase price of $2.60 per share. Further information on this transaction and certain related transactions are included in the "Recent Transactions" section of the Company's Form 10-K/A for fiscal year 2001 filed on July 30, 2001.

         As part of this transaction, the secured promissory note due the investor with a current balance of $2,289,764 will be extended until March 31, 2003. The Company may convert this note to preferred shares or common stock, subject to certain conditions. (see Note 10 - Notes Payable.)

     o In July 2001, the Company amended its agreement with an employee for the purchase of Funnygreetings.com. Under the prior agreement, the Company was obligated to pay $2,000,000. Under the new agreement, the Company reduced the obligation to $1,200,000 less $86,000 already received by the seller. The Company will make an additional payment of $129,814 in connection with Company financing announced on July 13, 2001 with 550 Digital Media Ventures. The remaining balance of $984,146 shall be payable in thirty monthly installments subject to certain advertising revenues being achieved on the Funnygreeting.com web site. In the event revenue performance is not achieved in a given month, the monthly payment is reduced to $20,000.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000


     o In July 2001, the Company purchased the assets and web site of expage.com for $240,000 to be paid in installments of $10,000 per month over a 24 month period. In addition to the purchase, the Company agreed to pay a portion of net revenue generated from the web site over the next 24 months. Should the amount of the seller's portion of the net revenue be less than $110,000 at the end of 24 months, the Company will pay the seller monthly payments of the greater of 10% of net monthly revenues or $10,000 until the seller has received $110,000.

     o In August 2001, SFX agreed to extend the terms on the $1,020,445 note due them for an additional twelve months. As a result, the note no longer in default. (see Note 10 - Notes Payable.)

     o On August 13, 2001, Saggi Capital purchased the $450,000 note from Videogame Partners. The $100,000 note receivable from Saggi Capital less accrued interest will be offset against the $450,000 balance. This note is no longer in default. (see Note 10 - Notes Payable and Note 12 - Commitments and Contingencies.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for the current quarter reflect the consolidated operations of eUniverse, Case's Ladder and Gamer's Alliance. Results for the comparable period in 2000 include those of eUniverse, Case's Ladder (since May 30, 1999), Gamer's Alliance (since June 30, 1999) and Big Network (since September 1, 1999). Big Network ceased operations during the quarter ended March 31, 2001. Effective October 10, 2000 the asset of CD Universe which made up the products business segment of eUniverse was sold to CLBL, Inc. and the results of that segment are treated as a discontinued operation in the financial statements. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2001 VS. 2000

NET REVENUES

     The Company's revenues were derived from the sale of banner, button, pop-up, text link, opt-in/out and email advertisement products in Company's newsletters, email campaigns, Flowgo Refer-It and the network. The Company launched an online dating site called Cupid Junction in June 2001. This initiative marks the Company's first step in diversifying the revenue base beyond advertisement. Cupid Junction sells packages of credits to use to contact desired members.

     The duration of the Company's advertising commitments range from one week to three months and the Company enters in to Cost Per Click (CPC), Cost Per Impressions (CPM) and Cost Per Acquisition (CPA) agreements with its customers.

     We recognize as revenues the amount paid to us upon the delivery and fulfillment of advertising, provided that the collection of the resulting receivable is probable.

                                                      Three Months Ended June 30,
                                               ---------------------------------------
                                                   2001        2000           % CHANGE
                                                   ----        ----           --------
                                                     (IN THOUSANDS)
         Net revenues ......................      $5,050      $2,771             82%

     For the quarter ended June 30, 2001, revenue increased 82% to $5.0 million, up from $2.8 million reported the same quarter in 2000. The increase was attributable to revenue derived from certain acquisitions that have occurred in the past year, from further development of our advertising customer base and from the introduction of new revenue generating advertising tools.

     Revenue also includes barter and non-cash advertising where we exchange advertising on our network for similarly valued online advertising or other services, or in exchange for equity ownership in the partner. The barter value increased by 180% to $325,000, or 6% of total revenue, for the quarter ending June 30, 2001 from $116,000, or 4% of total revenues for the quarter ended June 30, 2000.

     We expect that advertising revenues will continue to grow as a result of our initiatives to develop our network of sites and as well as realizing economies of scale from recent acquisitions. Additionally, the Company plans to increase its revenue growing its user base through partnerships and acquisitions. Further, the Company we begin diversifying its revenue mix by introducing noon ad based products and services, such as the recently introduced dating service. Other planned service and product launches include an ink jet commerce store and a premium subscription service.

OPERATING COSTS

     Our operating costs were as follows for the years indicated (dollars in thousands):


                                             Three Months Ended June 30,
                                             ---------------------------
                                             2001      2000    Change
                                             ----      ----    ------
                                               (IN THOUSANDS)
       Operating costs:
        Cost of revenues .................   $  204   $  575    (65%)
        Sales and marketing ..............   $1,807   $1,703      6%
        Product development ..............   $1,039   $  657     58%
        General and administrative .......   $1,483   $  936     58%
        Amortization of goodwill and other
         intangibles, stock compensation
         and other .......................   $    0   $  398     NM
                                             ------   -----      ---
       Total Operating Costs .............   $4,533   $4,269     6%
                                             ======   ======    ====


COST OF REVENUES

     Cost of revenues consists primarily of fees paid to third parties for media properties. In the quarter ended June 30, 2001, the Company restructured the affiliate program to keep only the top-performing web sites and reduced the number of affiliates from 70 to 14. Accordingly, cost of revenues decreased by 64% to $204,000, or 4% of total revenues, for the quarter ended June 30, 2001, from $575,000, or 21% of total revenues, for the same period 2000. The Company has terminated or reduced minimum payment obligations to certain affiliates that exceeded related revenues. As a result, the Company has not experienced a significant reduction in related revenues.

SALES AND MARKETING

     Sales and marketing costs consist primarily of promotional and advertising costs, personnel costs, commissions, agency and consulting fees, and allocated overhead costs such as computer systems and facilities. The Company has a direct sales force that sells our inventory of advertisements to advertisers and advertising agencies.

     Sales and marketing costs increased by 6% to $1.8 million, or 36% of total revenues, for the quarter ended June 30, 2001, from $1.7 million, or 61% of total revenues, for the same period 2000. The increase was primarily due to increased salaries and related, sales commissions and bad debt expense substantially offset by a decrease in advertising and promotion costs.

     Specific changes for the quarter over the same period last year include the following: increase in salaries and related of $296,000; increase in sales commissions of $148,000; increase in bad debt expense of $292,000; decrease in advertising and promotion of $536,000; and decrease in other expenses of $96,000.

     Advertising/Promotion expense for the quarter ended June 30, 2001 was $460,066 of which $325,000 was barter expense. For the prior year, advertising/promotion expense was $996,000, which included $116,000 of barter expense.

     Stock-based compensation expenses of approximately $0 and $(3,000) for the quarters ended June 2001 and 2000, respectively, are excluded from sales and marketing costs and shown separately in the financial statements.

     The Company successfully restructured the incentive compensation related to certain content creator acquisitions in the fourth quarter 2001 and expects to see a decrease in commissions. The restructure action is expected to save the Company over $2 million compared to previously existing contract terms and expects further decreases after the current contract periods expire beginning in the fourth quarter 2002.

     We plan to expand our direct sales force to support increased revenues and to focus on larger and longer-term customers.

PRODUCT DEVELOPMENT

     Product development expenses consist of payroll and related expenses for developing and maintaining the Company's web sites and supporting technology.

     Product and development costs increased by 58% to $1,039,000, or 21% of total revenues, for the quarter ended June 30, 2001, from $657,000, or 24% of total revenues, for the same period in 2000. The $382,000 increase was primarily a result of growth in salaries and related and hosting costs due to our rapid expansion in network traffic and website development.

     Stock-based compensation expenses of approximately $0 and $(20,000) for the quarters ended June 2001 and 2000, respectively, are excluded from product development costs and shown separately in the financial statements.

     Specific increases for the year over the same period last year include payroll and related of $168,000 and facilities and Internet fees of $214,000.

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

     General and administrative costs increased by 58% to $1,483,000, or 29% of total revenues, for the quarter ended June 30, 2001, from $936,000, or 34% of total revenues, for the same period in 2000. The $547,000 increase was due primarily to growth in the number of administrative personnel, expansion of facilities and computer systems, and an increase in legal and accounting services to support the growth of our operations and infrastructure.

     Specific increases for the quarter over the same period last year include the following: payroll and related of $198,000, legal and accounting services of $223,000, and other office, depreciation and facility expense increases of $126,000. A significant portion of the increase in legal and accounting reflects one-time expenses related to Infobeat acquisition. We anticipate that general and administrative costs will increase commensurate with expansion plans.

     Stock-based compensation expenses of approximately $0 and $(165,000) for the quarters ended June 2001 and 2000, respectively, are excluded from general and administrative costs and shown separately in the financial statements.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS


                                                   Three Months Ended June 30,
                                                 ------------------------------
                                                     2001     2000     % Change
                                                     ----     ----     --------
                                                     (IN THOUSANDS)

  Amortization of goodwill and other intangibles     $  0    $585        NM


     The Company adopted FAS141 and FAS142 effective April 1, 2001 and accordingly, there was no cost associated with amortization of goodwill and other intangibles for the quarter ending June 30, 2001, as compared to a cost of $585,000 for the same period in 2000. In accordance with the new accounting standards the Company will evaluate the purchased goodwill and other intangible amounts for potential impairment on an at least an annual basis or upon the occurrence of a material adverse event in accordance with FAS141 and FAS142. Amortization of goodwill and acquisition-related intangible assets for the quarter ending June 30, 2000 reflects the stock acquisitions of CD Universe, Case's Ladder, Gamer's Alliance, Big Network, Pokemon Village, Falcon Ventures and the asset acquisitions of Funone and Dustcloud.

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

                                            Three Months Ended June 30,
                                           ----------------------------
                                              2001    2000     % Change
                                              ----    ----     --------
                                             (IN THOUSANDS)

      Stock-based Compensation                $  0   ($187)       NM


     There was no cost associated with stock compensation for the quarter ending June 30, 2001, as compared to a credit of $187,000 for the same period in 2000 due to our stock price trading at less than the weighted average price of options outstanding for the quarter.

Interest and Other Income, Net

                                                  Three Months Ended June 30,
                                                ------------------------------------
                                                  2001           2000       % Change
                                                --------       --------     --------
                                                    (IN THOUSANDS)

Interest income                                  $     0        $    5        (97%)
Interest and other financing expenses            $  (122)       $  (15)      (713%)


     Interest and financing expense increased 713% to $122,000 for the quarter ending June 30, 2001 from $15,000 the same period in 2000. The expense includes interest on notes to certain content creators and the New Technology Holdings
(Sony), SFX, and Videogame Partners notes.

INCOME TAXES

     Due to operating losses incurred since inception, we did not record a provision for income taxes in the quarters ending June 30, 2001 and 2000. As of March 31, 2001, the balance of net deferred tax assets was $15,166,000. Utilization of the Company's net operating loss carry forwards, which begin to expire in 2020, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding reliability of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

NET INCOME

                                                   Three Months Ended June 30,
                                                 --------------------------------------
                                                    2001            2000       % Change
                                                 ---------       ---------     --------
                                                      (IN THOUSANDS)
     Net Income (Loss)                           $   395        $( 1,507)         NM

     For the quarter ended June 30, 2001, the Company reported net income of $395,000 compared to a loss of $1.5 million for the same period in 2000.

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

     Net cash provided/(used) by operating activities was $351,000 and ($3.2) million for the three months ended June 30, 2001 and 2000, respectively. Net operating cash flows for the three months ended June 30, 2001 consist of $395,000 net income; non-cash expenses including an increase in the allowance for uncollectible accounts of $292,000, amortization of stock and warrants granted to consultants and affiliates of $169,000 and depreciation of $107,000; a net increase in payables and other current liabilities of $355,000. These increases in operating cash flows were partially offset by an increase in receivables and other current assets of $967,000. Net cash used in operating activities for the prior year were due to quarterly net losses, increases in current assets, offset by increases in current liabilities and by non-cash charges for depreciation and amortization.

     Net cash used in investing activities was $469,000 and $343,000 for the three months ended June 30, 2001 and 2000, respectively. In the three month ended June 30, 2001, $200,000 was used to purchase for the web site Funbug.com; and the remainder for the purchase of computers and other fixed assets. Investments for 2000 included $142,000 for fixed asset purchases and $202,000 for other assets and deposits.

     Net cash provided by financing activities was $(100,000) and $1.3 million for the three months ended June 30, 2001 and 2000 respectively. The $1.3 million resulted from proceeds of short term loans from investors. $100,000 was advanced to an investor in the current year.

     As of March 31, 2001, the Company's principal commitments include obligations for leases amounting to approximately $283,000, annually. Continued acquisitions and investments may also require future capital expenditures.

     On July 13, 2001 the Company entered into a Stock Purchase Agreement by which an affiliate of a Sony Music Entertainment Inc. agreed to invest $5 million in the Company in exchange for issuance by the Company of shares of Series B Senior Convertible Preferred Stock (the 'Series B Preferred'), at a purchase price of $2.60 per share. Further information on this transaction and certain related transactions are included in the 'Recent Transactions' section of the Company Form 10-K/A for fiscal year 2001 filed on July 30, 2001. For the year ending December 31, 2000, InfoBeat generated $2.7 million in revenue and incurred a net loss of $16.8 million.

     The Company expects that the closing of the funding will occur within 90 days of the date hereof. Following the closing of the funding, the Company expects that it will have adequate working capital for the next 12 months. The Company may, however, seek additional working capital through additional equity and/or debt financings in the upcoming year. There can be no assurance that such financing can be successfully completed on terms acceptable to the Company. Also, the closing of this transaction is subject to certain contingencies, including: (i) in the event that the average closing price of the Company's common stock for the 15 trading days immediately following the date of the Stock and Share Purchase Agreements (the 'Average Share Price') is less than or equal to $2.00, then either party shall have the right to terminate the transactions contemplated under the Stock Purchase Agreement and related documents; (ii) the execution of a voting agreement by holders of a majority of the Company's common stock, within 5 days of the signing of the Stock Purchase Agreement; (iii) the payment terms of two promissory notes by the Company must be revised; and
(iv) consent to the Stock Purchase Agreement and related documents by holders of at least 75% of the Company's Series A 6% Convertible Preferred Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     eUniverse places its cash and cash equivalents in banks with high quality standards. Cash investments consist of high quality overnight investments that bear immaterial exposure to interest rate fluctuations.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 4, 2001, the Company issued warrants for 300,000 shares of the Company's common stock at an exercise price of $2.10 in consideration for investor relations services to be performed by ZA Associates.

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


                                    eUNIVERSE, INC.
                                    Registrant

Dated: August 14, 2001              By  /s/ JOSEPH L. VARRAVETO
                                        ---------------------------------------
                                        Joseph L. Varraveto
                                        Chief Financial Officer
                                        (Principal Financial Officer)
                                        and Registrant's Authorized Officer