Form 10-Q/A
period 2001-06-30
EUNIVERSE INC
filed 2001-08-17
CIK 1088244

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

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS .................................................24

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .........................25

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................25

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                                eUNIVERSE, INC.
                           Consolidated Balance Sheets


                                                                                   June 30,              March 31,
                                                                                     2001                  2001
                                                                                 -----------           -----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents ................................................  $     1,159           $   218,841
      Accounts receivable, net of allowances for
        doubtful accounts of 494,694 and $123,000, respectively ...............    3,370,987             2,676,675
      Notes Receivable ........................................................      100,000                     -
      Prepaid expenses ........................................................      544,951               491,553
      Deferred charges and other current assets ...............................      580,371               440,061
                                                                                 -----------           -----------
                                                           Total Current Assets    4,597,469             3,827,130

FURNITURE AND EQUIPMENT, less accumulated depreciation
     of $320,923 and $264,383, respectively ...................................      914,386               902,004

GOODWILL, net of amortization of $7,404,624
     and $7,404,624 respectively ..............................................    4,939,981             4,739,981
OTHER INTANGIBLES, net of amortization of $210,559 and $160,559
    respectively................................................................   1,829,699             1,479,699

Deferred charges ...............................................................     862,210               787,505
Deposits and other assets......................................................      149,251               142,812
                                                                                 -----------           -----------

                                       TOTAL ASSETS ............................ $13,292,996           $11,879,131
                                                                                 ===========           ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES
     Accounts payable .........................................................  $ 2,689,740           $ 2,870,997
     Accrued expenses .........................................................    2,633,774             2,592,745
     Deferred Revenue .........................................................      172,240               232,240
     Notes payable ............................................................    3,760,209             3,760,209
     Current maturities of notes payable affiliates ...........................      940,000               940,000
                                                                                 -----------           -----------
                                                      Total Current Liabilities   10,195,963            10,396,191
                                                                                 -----------           -----------

LONG-TERM DEBT ................................................................      976,190               976,190
LONG-TERM DEBT AFFILIATES, LESS CURRENT MATURITIES ............................    2,185,239             2,065,239

SHAREHOLDERS' (DEFICIT)
     Preferred stock, $.10 par value; 40,000,000 shares
        authorized;  1,362,572 and 1,454,572 shares
          issued and outstanding, respectively ................................      136,257               145,457
     Common stock, $.001 par value; 250,000,000 shares authorized;
       19,183,103 and 18,817,502 issued and outstanding, respectively .........       19,181                18,815
     Additional paid-in capital ...............................................   51,631,464            50,523,446
     Deferred stock compensation cost..........................................     (139,234)             (139,234)
     Retained deficit..........................................................  (51,712,065)          (52,106,973)
                                                                                 -----------           -----------
                                           Total Shareholders' (Deficit)             (64,396)           (1,558,489)
                                                                                 -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                    $13,292,996           $11,879,131
                                                                                 ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                                 eUNIVERSE, INC.

                      Consolidated Statements of Operations



                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                 ---------------------------------
                                                                                    2001                  2000
                                                                                 -----------           -----------
REVENUE                                                                          $ 5,049,613          $  2,770,836

COST OF GOODS SOLD                                                                   204,194               574,500
                                                                                 -----------          ------------
GROSS PROFIT                                                                       4,845,419             2,196,336
                                                                                 -----------          ------------
OPERATING EXPENSES:
    Marketing and sales (excludes stock-based
      compensation of $0 and ($2,935), respectively............................    1,806,601             1,703,081
    Product development (excludes stock-based
      compensation of $0 and ($19,656), respectively...........................    1,039,255               656,600
    General and administrative (excludes
      stock-based compensation of $0 and ($164,598), respectively .............    1,482,671               936,333
    Amortization of goodwill and other intangibles.............................            -               585,189
    Stock-based compensation...................................................            -             (187,189)
                                                                                 -----------          ------------
TOTAL OPERATING EXPENSES.......................................................    4,328,527             3,694,014
                                                                                 -----------          ------------

                                                        OPERATING INCOME/(LOSS)      516,892           (1,497,678)

NONOPERATING INCOME (EXPENSE)
    Interest income............................................................          148                 5,303
    Interest and other financing expense.......................................     (122,132)              (14,790)
                                                                                 -----------          ------------
                   INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES      394,908            (1,507,165)

INCOME TAXES ..................................................................            -                     -
                                                                                 -----------          ------------
                                       INCOME/(LOSS) FROM CONTINUING OPERATIONS  $   394,908          $ (1,507,165)
                                                                                 ===========          ------------

DISCONTINUED OPERATIONS:
    Loss from operations discontinued segment
     (net of applicable income taxes of $0)....................................            -            (2,102,411)
                                                                                 -----------          ------------
                                                              NET INCOME/(LOSS)  $   394,908          $ (3,609,576)
                                                                                 ===========          ------------
Continuing operations income/(loss) per common share ..........................  $      0.02          $      (0.08)
Discontinued operations income/(loss) per common share.........................  $         -          $      (0.12)
                                                                                 -----------          ------------
Basic income/(loss) per common share...........................................  $      0.02          $      (0.20)
                                                                                 -----------          ------------
Diluted earnings/(loss) per common share.......................................  $      0.01          $      (0.20)
                                                                                 -----------          ------------
Basic weighted average common shares outstanding...............................   18,933,081            17,744,336
                                                                                 -----------          ------------
Shares outstanding for diluted earnings per share..............................   30,981,323
                                                                                 -----------



   The accompanying notes are an integral part of these financial statements.

                                eUNIVERSE, Inc.

                            Statements of Cash flows


                                                                                   Three Months Ended June 30,
                                                                                     2001                 2000
                                                                                 -----------          ------------
OPERATING ACTIVITIES
    Net income (loss)..........................................................   $  394,908           $(3,609,586)
    Transactions not requiring cash:
       Depreciation ...........................................................      106,539                71,701
       Amortization ...........................................................            -               889,839
       Bad Debts ..............................................................      291,694                     -
           option issued to employees .........................................            -              (207,011)
       Stock and warrants granted to
           outside consultants and affiliates .................................      169,452               149,327
    Changes in current assets..................................................     (884,805)             (820,217)
    Changes in current liabilities ............................................      354,596               317,014
    Others ....................................................................      (81,144)
                                                                                   ---------           -----------

                                      NET CASH PROVIDED BY OPERATING ACTIVITIES      351,240            (3,208,933)
                                                                                   ---------           -----------
INVESTING ACTIVITIES
    Changes in other assets....................................................            -              (201,782)
    Purchases of fixed assets..................................................      (68,923)             (141,621)
    Purchases of intangible assets.............................................     (400,000)                    -
                                                                                   ---------           -----------
                                          NET CASH USED IN INVESTING ACTIVITIES     (468,923)             (343,403)
                                                                                   ---------           -----------
FINANCING ACTIVITIES
    Proceeds from issuance of warrants.........................................            -                 8,000
    Proceeds from short term notes.............................................            -             1,250,000
    Proceeds from long term notes..............................................                                  -
    Advance to investor........................................................     (100,000)                    -
                                                                                   ---------           -----------
                                      NET CASH PROVIDED BY FINANCING ACTIVITIES     (100,000)            1,258,000
                                                                                   ---------           -----------
CHANGE IN CASH AND CASH EQUIVALENTS............................................     (217,683)           (2,294,336)
Cash and cash equivalents,
 beginning of period...........................................................      218,841             2,323,087
                                                                                   ---------           -----------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD...........................................................    $   1,159               $28,751
                                                                                   =========           ===========
CASH PAID DURING THE YEAR FOR:
    Interest Expense..........................................................     $       -           $         -
                                                                                   =========           ===========
    Income taxes..............................................................     $       -           $         -
                                                                                   =========           ===========

   The accompanying notes are an integral part of these financial statements.

                                 eUNIVERSE, INC.

                            Statements of Cash flows



                                                                                     Three Months Ended June 30,
                                                                                 ---------------------------------
                                                                                    2001                  2000
                                                                                 -----------           -----------
   OTHER NON-CASH FINANCIAL ACTIVITIES
    Stock issued in connection with acquisitions:
         Acquisition of The Big Network........................................            -               552,230
         Acquisition Gamer's Alliance..........................................      403,576               103,513
         Acquisition of DustCloud.com..........................................            -               150,000
         Acquisition of ratedfun.com...........................................       18,750                     -
    Stock issued to employees, 7,992 and 16,653 shares respectively............       25,000               124,139
    Stock options issued in connection with services...........................            -                45,531
    Warrants issued in connection with services                                                                  -
      Performed and to be performed(1).........................................      473,359                     -
    Warrants issued to preferred shareholders..................................            -                 4,168
    Amortization of variable stock options issued to employees.................            -              (207,011)
    Shares cancelled in payment of amounts due from employees..................      (34,000)                    -
    Shares issued to Isosceles(2)..............................................      212,500                     -
    Purchase of funbug.com under long term note................................      200,000                     -




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

(2) ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with United States generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-K for the year ended March 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

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

     Total goodwill recorded through acquisitions has been amortized on a straight-line basis over ten years through December 31, 2000. Effective beginning with the quarter ended March 2001, the Company revised the amortization period to five years. On April 1, 2001, the Company adopted SFAS141 and 142. (see Note 2 - Accounting Policies, Intangible Assets). The Company will no longer amortize goodwill or intangibles with indefinite lives.

     The operations of the acquired entities have been included in the statements of operations from the dates of acquisition. Had the acquisition occurred at the beginning of the period, there would have been no change to revenue, net income or earnings per share for the period.

(6) AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

     The net carrying value of goodwill and other intangibles recorded through acquisitions is $6,769,680 as of March 31, 2001. Effective April 1, 2001, the Company adopted SFAS141 and SFAS142. These assets will be assessed for impairment at least annually or upon an adverse change in operations. The assets were amortized on a straight-line basis over five years effective beginning January 1, 2001. Prior to that date, the Company amortized goodwill and other intangibles on a straight-line basis over ten years. The Company evaluated the reduction in goodwill amortization periods based on management's assessment of future cash flows and the practice of other firms in the Internet industry. Since March 31, 2001, the Company has not noted any material adverse events that could cause an impairment of the net carrying value of goodwill or other intangible assets as of June 30, 2001.

     The following are the goodwill and other intangible assets that will no longer be amortized:

                                                 June 30,      March 31,
                                                   2001          2001
                                                  ------        ------
         Intangible Assets....................  $1,479,699     $1,479,699
         Goodwill.............................   4,939,981      4,739,981

The following is the pro forma effect had the quarter ended June 30, 2000 been subject to SFAS 142 and 142:

                                                    Three months ended June 30,
                                                        2001          2000
                                                       ------        ------
           Reported Net Income/(Loss) ..........      $ 394,908    $(3,609,576)
           Amortization    .....................                       585,189
                                                     ----------    -----------
           Adjusted (Pro Forma) Net Income/(Loss)     $ 394,908    $(3,024,387)
                                                     ==========    ===========

           Reported Net Income/(Loss)per Share..      $     .02    $      (.20)
           Amortization per Share...............                           .03
                                                     ----------    -----------
           Adjusted Net Income/(Loss) per Share       $     .02    $      (.17)
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



(7) FIXED ASSETS

     Fixed assets, at cost, consist of the following:


                                                           June 30, 2001      March 31,2001
                                                          ---------------    --------------
Furniture and fixtures................................     $   25,575          $    25,575
Computers and equipment...............................        965,610              898,519
Purchased software....................................        244,123              242,293
Leasehold improvements................................           --                    --
                                                           ----------          ------------
                                                            1,235,308            1,166,387
Less accumulated depreciation and amortization........       (320,922)            (264,383)
                                                           ----------          -----------
     Fixed assets, Net................................     $  914,386          $   902,004
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


(8) PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses consist of the short-term portion of the fair value of warrants or options issued or cash payments made in advance for marketing or other services to be rendered as follows:

                                                          June 30, 2001      March 31, 2001
                                                          -------------      --------------
Co-marketing agreement shares........................          606,882             695,500
Cost of options for financing services...............              --                  --
Prepaid marketing expenses...........................           19,653              26,900
Prepaid investment banking expenses..................           40,833              46,666
Prepaid investor relations expenses..................           20,158              22,579
Prepaid insurance, advances & other..................          106,665              63,042
                                                            ----------          ----------
                                                            $  794,191          $  854,687
Less: Non-current portion
Co-marketing agreement shares........................         (218,846)           (326,500)
Prepaid investment banking expenses..................          (17,499)            (23,333)
Prepaid investor relations expenses..................          (12,895)            (13,301)
                                                            ----------          ----------
Total                                                       $  544,951          $  491,553
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
                                                  ==========    ==========

1- A secured promissory note to New Technology Holdings, Inc. ("NTH"), dated September 6, 2000, in the amount of $3,155,670. This note bears an interest rate of prime rate (8.0% at March 31, 2001) plus 2%, is payable on demand after the six-month anniversary, and grants the lender a first priority security interest in all the assets of the Company. In a related transaction, the Company entered into a subscriber acquisition agreement to provide subscriber names to two of NTH's subsidiaries, Indimi, Inc. and Emazing, Inc. at a rate of $0.80 per new subscriber. According to this agreement NTH may, in its sole discretion, deduct $0.35 from each subscriber fee payable and apply it against the outstanding principal amount of the above promissory note. Through March 31, 2001, the Company has recorded approximately $3.2 million of advertising revenue in connection with this agreement and NTH has deducted $865,906 from its payments to the Company to be applied against the principal amount of the loan leaving a balance of $2,289,764 for this loan at March 31, 2001. The subscriber acquisition agreement was terminated as of January 1, 2001. The Company also has issued warrants in connection with this note. In connection with a loan from New Technologies Holdings, Inc., the Company has issued 1,101,260 warrants to lender. The first 701,260 of these warrants have an exercise price of $4.50 per share, the next 200,000 warrants, exercisable after the original 701,260 have been exercised, have an exercise price of $5.00 per share. The last 200,000 warrants, exercisable after the purchase of 901,260 shares, have an exercise price of $6.00 per share. These warrants have been valued at $3,323,984 in the financial statements using the Black Scholes option pricing model with a risk free interest rate of 6.25%, a volatility of 108%, no expected dividend yield, and a life of 4 years. The warrants expire September 6, 2003.

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


(11) LONG TERM DEBT, AFFILIATES

    In June 2001, acquired the website and technology assets of Funbug.com for a purchase price of approximately $200,000 that will be paid based on a percentage of revenues. At the end of 30 months, in the event that $200,000 is not paid to the seller, the Company may, at its option, pay the remainder of the $200,000 to the seller or sell the assets back to the seller for $1. (See Note 5 -- Business Combinations). The long term portion of the liability is $120,000.

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

     Warrants outstanding and exercisable as of June 30, 2001 were 3,365,146; with exercise prices ranging from $1.00 to $7.00 per share.


(14) SUBSEQUENT EVENTS

Subsequent to June 30, 2001 the Company:

     o On July 13, 2001, the Company entered into a Share Purchase Agreement with 550 Digital Media Ventures, Inc. (the "Investor"), a subsidiary of Sony Music Entertainment, Inc., for the purchase of web site and other assets owned by Indimi, LLC("Indimi"), known as the InfoBeat Business ("InfoBeat") in a business combination accounted for as a purchase. The purchase price of $9.94 million will exceed the fair value of the net assets of InfoBeat by an estimated $9.94 million. In connection with the Share Purchase Agreement, the Company also agreed to redeem a warrant issued to the Investor for the Company's common stock valued at $1 million. The Company will test the amount of purchased goodwill and other intangibles for impairment on annual basis or upon the occurrence of an adverse event in accordance with SFAS141 Business Combinations and SFAS142 Goodwill and Other Intangible Assets, which were approved in July 2001. The results of operations of Indimi will be included with the results of the Company from July 13, 2001. Assuming the acquisition had occurred on April 1, 2001, the Company's net sales, net income, basic, and diluted earnings per share would have been $5,223,221, $(6,248,209) $(0.28), and $(0.28) for the year ended March 31, 2001.


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

     o In August 2001, SFX agreed to extend the terms on the $1,020,445 note due them for an additional twelve months. As a result, the note is no longer in default. (see Note 10 - Notes Payable.)

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

     Net cash provided/(used) by operating activities was $351,000 and ($3.2) million for the three months ended June 30, 2001 and 2000, respectively. Net operating cash flows for the three months ended June 30, 2001 consist of $395,000 net income; non-cash expenses including an increase in the allowance for uncollectible accounts of $292,000; amortization of stock and warrants granted to consultants and affiliates of $169,000; depreciation of $107,000; and a net increase in payables and other current liabilities of $355,000. These increases in operating cash flows were partially offset by an increase in receivables and other assets of $967,000. Net cash used in operating activities for the prior year were due to quarterly net losses, increases in current assets, offset by increases in current liabilities and by non-cash charges for depreciation and amortization.

     Net cash used in investing activities was $469,000 and $343,000 for the three months ended June 30, 2001 and 2000, respectively. In the three month ended June 30, 2001, $400,000 was used to purchase a database of subscribers; and the remainder for the purchase of computers and other fixed assets. Investments for 2000 included $142,000 for fixed asset purchases and $202,000 for other assets and deposits.

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

     The Company expects that the closing of the funding will occur within 90 days of the date hereof. Following the closing of the funding, the Company expects that it will have adequate working capital for the next 12 months. The Company may, however, seek additional working capital through additional equity and/or debt financings in the upcoming year. There can be no assurance that such financing can be successfully completed on terms acceptable to the Company. Also, the closing of this transaction is subject to certain contingencies, including: (i) the payment terms of one promissory note by the Company must be revised; (ii) consent to the Stock Purchase Agreement and related documents by holders of at least 75% of the Company's Series A 6% Convertible Preferred Stock; and (iii) the Company shall not have suffered a material adverse change in its business, properties, assets, prospects or condition (financial or otherwise).

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


                                    eUNIVERSE, INC.
                                    Registrant

Dated: August 17, 2001              By  /s/ JOSEPH L. VARRAVETO
                                        ---------------------------------------
                                        Joseph L. Varraveto
                                        Chief Financial Officer
                                        (Principal Financial Officer)
                                        and Registrant's Authorized Officer