Form 10-Q
period 2001-09-30
EUNIVERSE INC
filed 2001-11-14
CIK 1088244

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

     As of September 30, 2001, there were 19,675,961 shares of eUniverse, Inc. common stock outstanding.

                                 eUNIVERSE, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED September 30, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (Unaudited).........................................3

         Consolidated Balance Sheets, September 30, 2001 and March 31, 2001......... 3

         Consolidated Statements of Operations, for the three and six months ended September 30, 2001 and 2000....................................4

         Statements of Cash Flows, for the six months ended
         September 30, 2001 and 2000 ................................................5

         Notes to Financial Statements ..............................................6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION .....................................17

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.............................................................26

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS ......................................................26

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..............................26

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................27

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .......................................29

                                 eUNIVERSE, INC.

                           Consolidated Balance Sheets

                                                                                       September 30,     March 31,
                                                                                           2001             2001
                                                                                       -------------   -----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents..................................................       $  1,729,699    $    218,841
      Accounts receivable, net of allowances for
         doubtful accounts of 312,789 and $123,000, respectively................          4,271,106       2,676,675
      Inventory.................................................................             18,952               -
      Notes Receivable........................                                                    -               -
      Prepaid expenses .........................................................            652,827         491,553
      Deferred charges and other current assets ................................            560,577         440,061
                                                                                       ------------    ------------
                                                            Total Current Assets          7,233,161       3,827,130

FURNITURE AND EQUIPMENT, less accumulated depreciation
     of $374,958 and $264,383, respectively ....................................            918,278         902,004


GOODWILL, net of amortization of $7,404,624
     and $7,404,624 respectively ...............................................          4,234,543       4,739,981
OTHER INTANGIBLES, net of amortization of $259,031 and $160,559
    respectively................................................................          2,451,227       1,479,699

Deferred charges ...............................................................            497,678         787,505
Deposits and other assets.......................................................            367,837         142,812
                                                                                       ------------    ------------
                                TOTAL ASSETS                                           $ 15,702,724    $ 11,879,131
                                                                                       ============    ============
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
     Accounts payable...........................................................       $  1,829,113    $  2,870,997
     Accrued expenses...........................................................          3,480,897       2,592,745
     Deferred Revenue...........................................................            124,488         232,240
     Notes payable..............................................................          6,260,209       3,760,209
     Current maturities of notes payable, affiliates ...........................            393,672         940,000
     Short-term portion of lease obligations ...................................                  -               -
                                                                                       ------------    ------------
                                                       Total Current Liabilities         12,088,379      10,396,191
                                                                                       ------------    ------------
LONG-TERM DEBT..................................................................            976,190         976,190
LONG-TERM DEBT AFFILIATES, LESS CURRENT MATURITIES..............................          1,714,303       2,065,239

                                                               Total Liabilities         14,778,872      13,437,620

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.10 par value; 40,000,000 shares
         authorized; 1,105,821 and 1,454,572 shares
         issued and outstanding, respectively...................................            110,582         145,457
     Common stock, $.001 par value; 250,000,000 shares authorized;
         19,675,961 and 18,817,502 issued and outstanding, respectively.........             19,676          18,815
     Treasury stock.............................................................            (42,000)              -
     Additional paid-in capital.................................................         51,835,109      50,523,446
     Deferred stock compensation cost...........................................           (139,234)       (139,234)
     Retained deficit...........................................................        (50,860,281)    (52,106,973)
                                                                                       ------------    ------------
                                            Total Shareholders' (Deficit)/Equity            923,852      (1,558,489)
                                                                                       ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                              $ 15,702,724    $ 11,879,131
                                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 eUNIVERSE, INC.

                      Cosolidated Statements of Operations


                                                                          Three Months Ended           Six Months Ended
                                                                             September 30,               September 30,
                                                                      -------------------------   ---------------------------
                                                                          2001          2000           2001          2000
                                                                      -----------   -----------   ------------   ------------
REVENUE                                                               $ 6,702,503   $ 4,093,098   $ 11,752,116   $ 6,863,934

COST OF GOODS SOLD                                                        887,022       637,582      1,091,216     1,212,082

GROSS PROFIT                                                            5,815,481     3,455,516     10,660,900     5,651,852

OPERATING EXPENSES:
    Marketing and sales (excludes stock-based
      compensation of $0, $100,000, $0 and $97,065,
      respectively)................................................     1,212,312     3,140,148      3,018,913     4,843,229
    Product development (excludes stock-based
      compensation of $0, $0, $0 and ($19,656),
      respectively)................................................     1,775,050     1,098,485      2,814,305     1,755,085
    General and administrative (excludes stock-based
      compensation of $0, $0, $0 and ($164,598), respectively).....     1,686,011     1,374,398      3,166,491     2,310,731
    Amortization of goodwill
     and other intangibles.........................................        48,489       557,924         48,489     1,143,113
    Stock-based compensation.......................................             -       100,000              -       (87,189)
                                                                       ----------  ------------   ------------  ------------

TOTAL OPERATING EXPENSES...........................................     4,721,862     6,270,955      9,048,198     9,964,969
                                                                       ----------  ------------   ------------  ------------

                                                     OPERATING LOSS     1,093,619    (2,815,439)     1,612,702    (4,313,117)
NONOPERATING INCOME (EXPENSE)
    Interest income................................................             -         6,290            148        11,593
    Interest and other financing expense...........................      (170,453)   (2,867,152)      (294,777)   (2,881,942)
                                                                       ----------  ------------   ------------  ------------

                LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       923,166    (5,676,301)     1,318,073    (7,183,466)

INCOME TAXES ......................................................             -             -              -             -
                                                                       ----------  ------------   ------------  ------------

                                    LOSS FROM CONTINUING OPERATIONS   $   923,166  $ (5,676,301)  $  1,318,073  $ (7,183,466)
                                                                       ==========  ============   ============  ============

DISCONTINUED OPERATIONS:
    Loss from operations discontinued segment
     (net of applicable income taxes of $0)........................       (71,400)  (11,503,739)       (71,400)  (13,606,150)
                                                                       ----------  ------------   ------------  ------------

                                                           NET LOSS   $   851,766  $(17,180,040)  $  1,246,673  $(20,789,616)
                                                                       ==========  ============   ============  ============

Continuing operations loss per common share .......................   $      0.05  $      (0.32)  $       0.07  $      (0.40)
Discontinued operations loss per common share......................   $     (0.00) $      (0.64)  $      (0.00) $      (0.76)
                                                                       ----------  ------------   ------------  ------------

Basic loss per common share........................................   $      0.04  $      (0.96)  $       0.07  $      (1.17)
                                                                       ----------  ------------   ------------  ------------
Diluted earnings / (loss) per common share.........................   $      0.04            na   $       0.06            na
                                                                       ----------  ------------   ------------  ------------

Basic weighted average common
 shares outstanding................................................    19,274,336    17,933,414     19,104,236    17,839,498
                                                                       ----------  ------------   ------------  ------------
Shares outstanding for diluted earnings per share..................    21,870,203            na     21,592,844            na
                                                                       ----------  ------------   ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                                 eUNIVERSE, INC.

                            Statements of Cash flows


                                                                             Six Months Ended September 30,
                                                                                2001               2000
                                                                            -----------       -------------
OPERATING ACTIVITIES
    Net income (loss)...................................................    $ 1,246,673       $ (20,789,616)

    Transactions not requiring cash:
       Depreciation.....................................................        110,574           152,852
       Amortization.....................................................         98,472         1,752,413
       Impairment of goodwill...........................................              -                 -
       Loss on disposal of assets.......................................              -                 -
       Loss from discontinued operations................................              -         9,814,489
       Bad Debts........................................................        189,789           235,000
       Amortization of variable stock
           option issued to employees ..................................              -          (207,011)
       Stock and warrants granted to
           outside consultants and affiliates ..........................        343,449           227,338
       Non-cash financing related costs.................................         69,464         2,825,120
       Loss allocated to minority interest..............................              -                 -
    Changes in current assets...........................................     (2,038,592)       (1,069,851)
    Changes in current liabilities......................................        448,339         2,537,191
    Others..............................................................         97,364
                                                                            -----------       -----------
                               NET CASH PROVIDED BY OPERATING ACTIVITIES        565,532        (4,522,075)
                                                                            -----------       -----------
INVESTING ACTIVITIES
    Changes in other assets.............................................              -          (717,447)
    Purchases of fixed assets...........................................       (126,848)         (163,650)
    Purchases of intangible assets......................................       (564,562)
                                                                            -----------       -----------
                                   NET CASH USED IN INVESTING ACTIVITIES       (691,410)         (881,097)
                                                                            -----------       -----------
FINANCING ACTIVITIES
    Proceeds from issuance of warrants.................................               -                 -
    Proceeds from short term notes.....................................       2,500,000         4,126,115
    Repayment of short term notes......................................        (546,328)                -
    Proceeds from long term notes......................................         120,000                 -
    Repayment of long term notes.......................................        (470,936)
    Receipt of advances to officer.....................................          34,000                 -
    Advances to Employees..............................................               -                 -
                                                                            -----------       -----------
                              NET CASH PROVIDED BY FINANCING ACTIVITIES       1,636,736         4,126,115
                                                                            -----------       -----------
CHANGE IN CASH AND CASH EQUIVALENTS....................................       1,510,858        (1,277,057)
Cash and cash equivalents,
 beginning of period...................................................         218,841         2,323,087
                                                                            -----------       -----------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD...................................................     $ 1,729,699       $ 1,046,030
                                                                            ===========       ===========
CASH PAID DURING THE YEAR FOR:
    Interest Expense...................................................     $    85,828       $    38,185
                                                                            ===========       ===========
    Income taxes.......................................................     $         -       $         -
                                                                            ===========       ===========

                                                                                                Six Months Ended September 30,
                                                                                                     2001          2000
                                                                                                  ---------     ----------
    OTHER NON-CASH FINANCIAL ACTIVITIES

    Stock issued in connection with acquisitions:
         Acquisition of The Big Network.........................................................          -        552,230
         Acquisition Gamer's Alliance...........................................................    403,576        103,513
         Acquisition of DustCloud.com...........................................................          -        150,000
         Acquisition of ratedfun.com............................................................     18,750              -
         Acquisition of Spreadingjoy.com........................................................     75,000
    Stock issued to employees, 7,992 and 16,653 shares respectively.............................     25,000        124,139
      Performed and to be performed.............................................................          -         45,531
    Stock options issued in connection with Affiliate                                                                    -
    Warrants issued in connection with services                                                                          -
      Performed and to be performed(1)..........................................................    473,359              -
    Warrants issued to preferred shareholders...................................................     69,464          4,168
    Amortization of variable stock options issued to employees..................................          -       (207,011)
    Shares cancelled in payment of amounts due from employees...................................    (42,000)
    Shares issued to Isosceles(2)...............................................................    212,500              -
    Stock options issued in connection with Affiliate                                                              122,209
    Warrants issued in connection with services performed                                                           78,011
    Warrants issued in connection with financing activities (see Notes Payable section)                          5,482,950

    (1) The Company agreed to a two year investor relations services agreement that commenced on April 4, 2001. As consideration forthese services, the Company issued warrants for 300,000 shares of the Compnay's common stock with an exercise price of $1.25. The warrants have been valued at $473,359 in the financial statements using the Black-Scholes model with a risk-free rate of 5.75%, avolatilityof 128% with no expected dividend yield and a life of two years. The warrants expire on 4/3/2003.

    (2) Shares issued in satisfaction of settlement agreement February 2, 2001 with the Isosceles Fun Limited.

   The accompanying notes are an integral part of these financial statements.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



Note 1: Organization and Line of Business

         eUniverse, Inc. (the "Company") is a Nevada corporation engaged in developing and operating a network of web sites providing entertainment-oriented services. During the reporting period, the Company was engaged in providing online advertising and games on its network of web sites, operating a transaction based on-line dating service, and selling of various products and services over the Internet. The Company conducts operations from facilities located in Los Angeles, CA; San Francisco, CA; New York, NY and Mount Vernon, WA. The financial statements being presented include the accounts of eUniverse, Inc. and its wholly owned subsidiaries. The Company previously engaged in sales of audio CD's, videotapes (VHS), and digital videodisks ("DVD's") over the Internet, prior to the discontinuation of these operations in October 2000. All significant inter-company transactions and balances have been eliminated in consolidation.

Note 2: Accounting Policies

INTERIM FINANCIAL INFORMATION

         The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with United States generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in its Form 10-K for the fiscal year ended March 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

REVENUE RECOGNITION

         The Company recognizes service revenue upon fulfillment and delivery of customer's advertising. Additionally, the Company derives revenue from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned.

         The Company also earns revenue from services and electronic commerce transactions. Service revenues include fees from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Service revenues also include fees from the sale of non-refundable dating credits, which are recognized at the time of purchase. These credits are utilized in the Company's dating service. For electronic commerce transactions, the Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. Fulfillment for these products is outsourced to an independent third party.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


         Revenues from barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid. During the six months ended September 30, 2001 and 2000, the Company recorded $325,000 and $124,612 as bartered advertising revenue, respectively.

         With respect to the discontinued CD, VHS and DVD sales operation, the Company recognized revenue upon shipment of its products. Revenue included shipping and handling charges. The Company also maintained a partner program whereby partners provided links on their websites that brought customers to the CD Universe website. Revenue generated from these linked sites was recognized upon shipment of the products. The partner received a commission of 5% to 15% of sales of the Company's products that originated from the site, recognized as a selling expense concurrent with the sale.

INVENTORY

         Inventory is composed of products held by an unrelated third party who operates the Company's order fulfillment. Inventory is purchased and title is transferred to the Company automatically as we accept orders from customers.

INTANGIBLE ASSETS

         Intangible assets consist of goodwill, customer lists, and domain names. Excess cost over the fair value of net assets acquired (or goodwill) was amortized on a straight-line basis over 5 years effective January 1, 2001. These assets will be assessed for impairment annually or upon an adverse change in operations. Customer lists and domain names are being amortized on a straight-line basis over a period of 3 and 5 years, respectively. Through December 31, 2000, goodwill and domain names were amortized over 10 years. Effective April 1, 2001, the Company adopted SFAS141 and SFAS142. Should events or circumstances occur subsequent to the acquisition of a business, which bring into question the realization or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and future operating income of that specified group of assets and expected undiscounted cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by discounted future cash flows.

ADVERTISING COSTS

         Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the six months ended September 30, 2001 and 2000, advertising expense from continuing operations amounted to $816,168 and $1,203,213, respectively. The Company had no direct-response advertising during the periods presented.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001



Note 3: Fixed Assets

Fixed assets, at cost, consist of the following:

                                                  September 30, 2001      March 31, 2001
                                                  -------------------     -------------
Furniture and fixtures ...........................    $   25,575            $   25,575
Computers and equipment ..........................     1,022,288               898,519
Purchased software ...............................       245,373               242,293
Leasehold improvements ...........................          --                    --

                                                     -----------           -----------
                                                       1,293,236             1,166,387
Less accumulated depreciation and amortization ...      (374,958)             (264,383)
                                                     -----------            -----------
Fixed assets, Net.................................    $  918,278            $  902,004
                                                     ===========            ===========

         Accumulated amortization of purchased software as of September 30, 2001 and March 31, 2001 is $86,106 and $61,028, respectively. Depreciation expense for the reporting periods was as follows:


                                                             Six Months Ended
                                                               September 30,
                                                            2001            2000
                                                           ------          -------
Depreciation expense..........................            $160,574         $79,976

Note 4: Prepaids and Other Current Assets

         Prepaid expenses consist of the short-term portion of the fair value of warrants or options issued or cash payments made in advance for marketing or other services to be rendered.


                                                  September 30, 2001      March 31, 2001
                                                  -------------------     -------------
Co-marketing agreement shares ..................      $ 505,881               695,500
Cost of options for financing services .........           --                   --
Prepaid marketing expenses .....................        145,450                26,900
Prepaid investment banking expenses ............         46,666                46,666
Prepaid investor relations expenses ............         17,742                22,579
Prepaid insurance, advances & other ............        179,221                62,942
                                                      ---------              ---------
                                                      $ 897,960             $ 854,689
Less: Non-current portion
Co-marketing agreement shares ..................       (225,402)             (326,500)
Prepaid investment banking expenses ............        (11,667)              (23,333)
Prepaid investor relations expenses ............         (8,065)              (13,301)
                                                      ---------             ---------
Total ..........................................      $ 652,827             $ 491,553
                                                      =========             =========

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001



Note 5 - Deferred Charges

         Deferred charges consist of the short-term portion of the un-amortized fair value of warrants or options issued principally in connection with the securing of financing and investor relations services. Options issued to advertising affiliates for continued online advertising services are also included. All such options and warrants have been valued using the Black-Scholes method option-pricing model (see also Note 13 - Warrants).


                                              September 30, 2001   March 31, 2001
                                              ------------------   --------------
Options:

Advertising network affiliates ...............    $   12,156          $  22,708

Warrants:

Granted for ..................................     1,080,098          $ 841,724
Preferred shareholders .......................            --               --
                                                   -----------      -----------
                                                  $1,092,254            864,432
Less: non-current portion
Warrants granted for .........................    $ (531,677)         $(422,684)
Options granted to advertising network .......          --               (1,687)
                                                   -----------      -----------
                                                    (531,677)          (424,371)
                                                   -----------      -----------
Total ........................................    $  560,576          $ 440,061
                                                   ===========      ===========

Note 6: Notes Payable

         Current notes payable consist of the following:


                                              September 30, 2001    March 31, 2001
                                              ------------------    --------------
Notes payable
New Technology Holdings ..................         $2,289,764         $2,289,764
Sony Advance .............................          2,500,000               --
SFX Entertainment, Inc. ..................          1,020,445          1,020,445
Saggi Capital ............................            450,000            450,000
                                                   ----------         ----------
                                                   $6,260,209         $3,760,209
                                                   ==========         ==========

1) Sony advanced the Company $2.5 million against the issuance of Series B Convertible Preferred Stock (see Note 14 - Subsequent Events).

2) On August 13, 2001, Saggi Capital purchased the $450,000 note from Videogame Partners. This note is no longer in default.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


LONG TERM DEBT, AFFILIATES

         In July 2001, the Company amended its agreement with an employee for the purchase of Funnygreetings.com. Under the prior agreement, the Company was obligated to pay $2,000,000. Under the new agreement, the Company reduced the obligation to $1,200,000 less $86,000 already received by the seller. The Company made an additional payment of $129,814 in connection with Company financing which closed as of October 23, 2001 with 550 Digital Media Ventures (see Note 14 - Subsequent Events). The remaining balance of $984,146 shall be payable in thirty monthly installments subject to certain advertising revenues being achieved on the Funnygreeting.com web site. In the event revenue performance is not achieved in a given month, the monthly payment is reduced to $20,000. The total current portion of this debt is $393,672

Note 7: Earnings Per Share

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

                                                                    September 30,
                                                          2001                        2000
                                                         ------                      ------
         Convertible preferred stock..........
         Warrants.............................          2,463,895                  2,752,469
         Options .............................          5,184,902                  6,723,947
                                                       ----------                  ----------
         Total ...............................          7,648,797                  9,476,416
                                                       ==========                  ==========

Note 8: Discontinued Operations


         In September 2000, the Company decided to discontinue its CD and DVD e-commerce operations. This segment consisted of the sale of CD's, DVD's and videotapes, and computer games. The sale of the assets relating to this segment was consummated on October 10, 2000. The assets were sold to CLBL, Inc., a Connecticut corporation owned by a significant shareholder of the Company. The proceeds from the sale consisted solely of a note receivable from the purchaser in the amount of $1,000,000. The purchaser has paid off this loan, in its entirety, as of the date of these statements. Net losses from the discontinued operations for the six months ended September 30, 2001, and 2000 were $71,400 and $13,606,150, respectively. As a result of this discontinuance, the consolidated financial statements of eUniverse, Inc. and the related notes to the consolidated financial statements and supplemental data have been restated to reflect the results of operations and assets of the e-commerce segment of business as a discontinued operation in accordance with generally accepted accounting principles. The loss on
                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


disposal of the e-commerce segment was approximately $9.9M. This loss provided for reserves necessary to write down assets disposed of to their net realizable values.


Note 9: Major Customers

         In the six months ended September 30, 2001, approximately 44% of the Company's revenues resulted from five customers ranging from 5% to 12% of revenues. In the six months ended September 30, 2000, approximately 60% of revenues resulted from the top five customers.

Note 10: Business Combinations

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

         As of July 13, 2001, the Company entered into a Share Purchase Agreement with 550 Digital Media Ventures, Inc. (the "Investor"), a subsidiary of Sony Music Entertainment, Inc., for the purchase of web site and other assets owned by Indimi, L.L.C. ("Indimi"), known as the Infobeat business ("Infobeat") in a business combination accounted for as a purchase. The purchase price of $9.94 million will exceed the fair value of the net assets of Infobeat by an estimated $9.6 million. In connection with the Share Purchase Agreement, the Company also agreed to redeem a warrant issued to the Investor for the Company's common stock valued at $1 million. The Company will test the amount of purchased goodwill and other intangibles for impairment on annual basis or upon the occurrence of an adverse event in accordance with SFAS141 Business Combinations and SFAS142 Goodwill and Other Intangible Assets, which were approved in July 2001. The results of operations of Indimi will be included with the results of the Company from July 13, 2001. Assuming the acquisition had occurred on April 1, 2001, the Company's net sales, net income, basic, and diluted earnings per share would have been $5,223,221, $(6,248,209) $(0.28), and $(0.28) for the year ended March 31, 2001. Simultaneously with the execution of the Share Purchase Agreement with the Investor, the Company entered into a Stock Purchase Agreement by which the Investor agreed to invest $5 million in the Company in exchange for issuance by the Company of shares of Series B Convertible Preferred Stock, at a purchase price of $2.60 per share. As part of this transaction, the secured promissory note due the investor with a current balance of $2,289,764 will be extended until March 31, 2003. The Company may convert this note to preferred shares or common stock, subject to certain conditions. Further information on this transaction and certain related transactions is included in the "Recent Transactions" section of the Company's Form 10-K/A for fiscal year 2001 filed with the SEC on July 30, 2001. (See the Company's Form 8-K filed with the SEC on November 7, 2001 for details of the closing of this transaction which occurred as of October 23, 2001.)

         Total goodwill recorded through acquisitions has been amortized on a straight-line basis over ten years through December 31, 2000. Effective beginning with the quarter ended March 2001, the Company revised the amortization period to five years. On April 1, 2001, the Company
                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


adopted SFAS141 and 142. (see Note 2 - Accounting Policies, Intangible Assets). The Company will no longer amortize goodwill or intangibles with indefinite lives. The operations of the acquired entities have been included in the statements of operations from the dates of acquisition. Had the acquisition occurred at the beginning of the period, there would have been no change to revenue, net income or earnings per share for the period.

Note 11: Amortization And Impairment Of Intangible Assets

         The net carrying value of goodwill and other intangibles recorded through acquisitions is $6,219,680 as of March 31, 2001. Effective April 1, 2001, the Company adopted SFAS141 and SFAS142. These assets will be assessed for impairment at least annually or upon an adverse change in operations. The assets were amortized on a straight-line basis over five years effective beginning January 1, 2001. Prior to that date, the Company amortized goodwill and other intangibles on a straight-line basis over ten years. The Company evaluated the reduction in goodwill amortization periods based on management's assessment of future cash flows and the practice of other firms in the Internet industry. Since March 31, 2001, the Company has not noted any material adverse events that could cause an impairment of the net carrying value of goodwill or other intangible assets as of September 30, 2001.


         The following are the goodwill and other intangible assets that will no longer be amortized:

                                                         September 30,         March 31,
                                                             2001                 2001
                                                            ------               ------
         Intangible Assets....................            $1,479,699           $1,479,699
         Goodwill.............................             4,234,543            4,739,981


         The following is the pro forma effect had the six months ended September 30, 2000 been subject to SFAS 141 and 142:


                                                                     Six Months Ended
                                                                      September 30,
                                                              2001                   2000
                                                             ------                 ------
         Reported Net Income/(Loss) ..............         $1,246,673           $(20,789,616)
         Amortization ............................             --                  1,143,113
                                                         ------------          ----------------
         Adjusted (Pro Forma) Net Income/(Loss)...         $1,246,673           $(19,646,503)
                                                           =========              =========
         Reported Net Income/(Loss) per Share                $ .07                  $(1.17)
         Amortization per Share...................                                     .06
                                                           ---------              ---------
         Adjusted Net Income/(Loss) per Share.....           $ .07                  $(1.10)
                                                           =========              =========

Note: Net Income/(Loss) amounts presented here are prior to any extraordinary items and after discontinued operations.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

Note 12: Commitments And Contingencies

         (a) The Company leases various facilities under non-cancelable operating lease agreements that expire within the next four years. Future minimum lease payments under these non-cancelable operating leases are as follows:

                                              March 31, 2001
                                              --------------
2002..................................          $282,710
2003..................................           234,765
2004..................................           220,800
2005..................................           165,600
2006..................................              --
                                                ---------
Total                                           $903,875
                                                =========

Rent expense from continuing operations for the reporting periods were as follows:


                                                Six Months Ended
                                                 September 30,
                                           -------------------------
                                             2001             2000
                                            ------           ------
Rent expense..........................     $228,103         $143,704

         (b) The Company previously disclosed three lawsuits filed in Alameda County, California (collectively referred to as the "BNI Litigation") involving the Company, Brad Greenspan, the former shareholders of The Big Network, Inc. ("BNI Shareholders"), Stephen Sellers and John Hanke. The BNI Litigation arises out of, among other things, the Company's acquisition of BNI, disposition of the Company shares issued to the BNI Shareholders in connection with the acquisition ("BNI Shares"), and subsequent purported agreements concerning registration and sale of the BNI Shares. On April 18, 2001, the parties to the BNI Litigation participated in a voluntary mediation of their disputes administered by JAMS and presided over by a retired California State Judge. The mediation resulted in the parties executing a term sheet stipulating an enforceable settlement of the BNI Litigation ("BNI Settlement"). The terms of the BNI Settlement have been approved by the Company's Board of Directors and are currently being incorporated into definitive documentation of the settlement. The BNI Settlement principally concerns disposition of the approximately 1,800,000 BNI Shares. Pursuant to the terms of the BNI Settlement, the BNI Shares shall be placed into an escrow from which 37.5% of the shares shall be released to the BNI Shareholders over a period of fifteen (15) months. The Company shall have an option to purchase the remaining 62.5% of the shares ("Company Option") for a period of four (4) years contingent upon the Company making quarterly option payments to the BNI Shareholders to keep the Company Option alive. The Company Option is exercisable at $1.40 per share during the first fifteen (15) months of the Company Option, and $1.75 per share thereafter. The Company is obliged to use 10% of any proceeds received from
                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


debt or equity financing of between 5 and 10 million dollars, and 20% of the proceeds received from debt or equity financing over 10 million dollars, to exercise the Company Option. In the event the Company fails to make any option payments when due, fails to exercise the Company Option when required, or there is a change of control of the Company, the Option Shares shall be released from escrow to the BNI Shareholders and shall be freely saleable subject to applicable securities regulations.

          (c) As previously disclosed, on April 23, 2001, EP Opportunity Fund LLC and EP Opportunity Fund International, Ltd. (the "EP Funds") filed a Demand for Arbitration against Entertainment Universe, Inc. ("EUI"), a wholly owned subsidiary of the Company, and Brad Greenspan, Chairman and CEO of the Company, with the American Arbitration Association in Chicago, Illinois ("AAA Arbitration"). The EP Funds asserted breach of contract, fraud and related claims, alleging that the Company and Greenspan breached a fully executed Series A preferred stock subscription agreement and related agreements by (i) failing to register the common stock underlying the preferred stock held in the EP Funds' names and (ii) refusing to issue unrestricted common shares to the EP Funds pursuant to notices of conversion of preferred stock delivered to the Company. The EP Funds claim in excess of $250,000.00 in damages. The EP Funds' preferred stock has since been converted into common shares. The AAA Arbitration panel of arbitrators has been installed, but the case is still in the early stages of the proceeding with no preliminary hearing yet scheduled. The Company does not believe that either EUI or the Company are proper parties to the AAA Arbitration; the EP Funds erroneously named EUI as the Respondent in the AAA Arbitration, and the EP Funds are subject to a different dispute resolution process in connection with their investment in the Company. Moreover, the Company disputes the EP Funds' alleged claims, believes that they are without merit and intends to vigorously defend the action if and when it is brought in the proper forum.

         (d) As previously disclosed, on May 1, 2001, Krausz Puente LLC, a California limited liability company, served a Fourth Amended Complaint in the case of Krausz Puente LLC v. slam.site, Inc., et al., pending in the California Superior Court for the County of Los Angeles ("Krausz Litigation"), upon Case's Ladder, Inc., a California corporation and a subsidiary of the Company. Case's Ladder was previously named in this case as "Doe 1." The Krausz Litigation primarily concerns breach of a lease obligation by third-party companies ("Lessees") owned by certain former shareholders of Case's Ladder. The plaintiff has added Case's Ladder as a defendant in the Krausz Litigation because it contends that certain assets transferred into Case's Ladder at the time of its incorporation (prior to eUniverse's acquisition of Case's Ladder) were fraudulently transferred from Lessees in an effort to shield the assets from creditors, including the plaintiff. Trial in the Krausz Litigation is currently set for December 14, 2001. Case's Ladder is currently negotiating settlement of all claims against it. The Company does not believe that any settlement will have a material adverse effect on the business, financial condition or results of operations of the Company.

         (e) On July 6, 2001, Adolph Komorsky Investments, Inc. ("AKI"), an Illinois corporation with its principal place of business in Tarrytown, New York, filed a complaint against the Company in the Supreme Court of the State of New York, County of Westchester. AKI alleges that the Company breached a consulting agreement with AKI by failing and refusing to pay AKI $10,000.00 in cash and a warrant to purchase 100,000 shares of the Company's common stock. The Company has filed an answer to AKI's complaint denying AKI's allegations and asserting
                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001



defenses to the claims including the failure of AKI to perform its obligations under the consulting agreement. The Company disputes AKI's alleged claims, believes that they are without merit and intends to vigorously defend the action.

Note 13: Equity Compensation Plan

STOCK COMPENSATION

         On September 15, 1999, the Company cancelled 1,932,000 stock options, which had been granted to employees on June 15, 1999 with a weighted average exercise price of $9.67 and reissued 1,642,200 (85 percent) options with a weighted average exercise price of $6.00 and a vesting period of three years to the same employees. Compensation expense related to these options of $207,011 has been recorded in the March 31, 2000 financial statements. During the quarter ended June 30, 2000, this amount for $207,011 was reversed to reflect the fact that the fair market value as of the statement date remains below the exercise price of these options.

         The following table presents the amount of stock-based compensation that would have been recorded under the following income statement categories if the stock-based compensation had not been separately stated in the financial statements.

                                                               Six Months Ended
                                                                 September 30,
                                                         ------------------------------
                                                         2001                   2000
                                                         ----                   ----
Marketing and Sales...........................           $ --                $  97,065
Product Development...........................             --                  (19,656)
General and Administrative....................             --                 (164,598)
                                                        -----                ----------
Total stock based compensation................           $ --                $ (87,189)
                                                        =====                ==========

STOCK OPTIONS:

         Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 9,000,000 shares of common stock have been reserved for issuance under the Plan. Typically, options granted under the plan will vest ratably over 3 years with 1/3 vesting after 12 months and the remaining vesting in 1/12 increments each 3 months thereafter. During the quarter ended September 30, 2001, the Company granted no options. As of September 30, 2001, 7,152,035 options were outstanding at a weighted average price of $3.27 and 1,965,332 were exercisable at a weighted average price of $4.43. The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted. Since the company has granted all its stock options at an exercise price equal to or above the quoted market value on the measurement date, no compensation expense related to grants of stock options to employees has been recorded.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

Pursuant to FASB Interpretation No. 44, the Company accounts for its re-priced options as a variable plan. Compensation is measured as the difference between the fair market value and the exercise price of the option at the reporting period, recognized in the financial statements over the service period.

WARRANTS:

         The Company has granted warrants to purchase common stock in connection with debt and services.

         During the quarter ended September 30, 2001, the Company transferred warrants for 500,000 shares of the Company's common stock held by Videogame Partners at an exercise price of $1.00 to Saggi Capital, Bridge Ventures and affiliated persons. These warrants were previously disclosed in error as expiring in September 2001. The warrants expire on September 8, 2003. The effect on the Company's financial statements for the prior and current periods is not deemed material.

         Warrants outstanding and exercisable as of September 30, 2001 were 3,400,146; with exercise prices ranging from $1.00 to $7.00 per share.

Note 14: Subsequent Events

     Subsequent to September 30, 2001 the Company:

o Purchased the assets of Hobbyrat.com in October, 2001. The Company agreed to pay a portion of net revenue generated from the assets starting 30 days after the closing date, and ending 12 months thereafter. Should the amount of the seller's portion of the net revenue be less than $50,000 at the end of 12 months, the seller has the right to repurchase the assets at a bargain price unless the Company pays to the seller the difference between $50,000 and the revenue collected by the seller.

o Purchased the assets of FitnessHeaven.com in October, 2001. The Company agreed to pay a portion of net revenue generated from the assets starting 30 days after the closing date, and ending 21 months thereafter. The total payments shall not exceed $1.3 million, and should the amount of the seller's portion of the net revenue be less than $110,000 at the end of 21 months, the seller has the right to repurchase the assets at a bargain price unless the Company pays to the seller the difference between $110,000 and the revenue collected by the seller.

o Completed the acquisition of Indimi, LLC and Infobeat and the associated preferred stock issuance for $5 million on October 23, 2001. Please see the Company's Form 8-K filed with the SEC on November 7, 2001 for specific details of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for the current quarter reflect the consolidated operations of eUniverse, Case's Ladder and Gamer's Alliance. Results for the comparable period in 2000 include those of eUniverse, Case's Ladder (since May 30, 1999), Gamer's Alliance (since June 30, 1999) and Big Network (since September 1,
1999). Big Network ceased operations during the quarter ended March 31, 2001. As previously disclosed, effective October 10, 2000 the assets of CD Universe were sold to CLBL, Inc., and the results of that segment are treated as a discontinued operation in the financial statements. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS - QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 2001 VS. 2000

NET REVENUES

                            Three Months Ended September 30,
                            --------------------------------
                            2001        2000        % CHANGE
                            ----        ----        --------
                                    (IN THOUSANDS)
Revenues:
   Media/advertising       $5,061      $4,093          24%
   Products and services   $1,642      $0              NA

      Total Revenues       $6,703      $4,093          64%


                             Six Months Ended September 30,
                           ----------------------------------
                            2001        2000        % CHANGE
                            ----        ----        --------
                                    (IN THOUSANDS)
Revenues:
   Media/advertising       $10,110     $6,864          47%
   Products and services   $ 1,642     $0              NA

      Total Revenues       $11,752     $6,864          71%


Media/advertising

         Media/advertising includes revenues generated by the sale of banner, button, pop-up, text link, opt-in/out and email advertisement products in Company's newsletters, email campaigns, Flowgo Refer-It and the network.

         The duration of the Company's advertising commitments generally range from one week to three months and the Company enters into Cost Per Click (CPC), Cost Per Impressions (CPM) and Cost Per Acquisition (CPA) agreements with the customers.

         We recognize as revenues the amount paid to us upon the delivery and fulfillment of advertising, provided that the collection of the resulting receivable is probable.

         Media/Advertising revenue increased by 24% to $5.1 million, or 75% of total revenues, in the second quarter, from $4.1 million, or 100% of total revenues, for the same period in 2000 and increased by 47% to $10.1 million, or 86% of total revenues, in the first half, from $6.9 million, or 100% of total revenues, for the same period in 2000. The increases were attributable to revenue derived from certain acquisitions that have occurred in the past year, from further expansion of our advertising customer base and from the introduction of new revenue generating advertising tools.

         For the six months ended September 30, the top 5 customers made up 44% of media/advertising revenue, down from 60% the prior year.

Products and Services

         Newly introduced non-ad based business segment Products and Services include revenues generated by the newly launched online dating site Cupid Junction (June 2001) and sales of various e-commerce products and services fulfilled through unaffiliated suppliers (July 2001). These initiatives have enabled the Company to diversify the revenue base beyond advertising. Cupid Junction sells packages of credits to use to contact desired members and AllyoucanInk sells various ink jet cartridges. Revenues from Products and Services for the second quarter were $1.6 million, or 25% of total revenues.

         Revenue also includes barter and non-cash advertising where we exchange advertising on our network for similarly valued online advertising or other services, or in exchange for equity ownership in the partner. The Company had no barter transactions in the current quarter. In the first half, barter transactions increased to $325,000, or 3% of total revenues, up from $125,000, or 2% of total revenues in the prior period.

         We expect that advertising revenues will continue to grow as a result of our initiatives to develop our network of sites and as well as realizing economies of scale from recent acquisitions. Additionally, the Company plans to increase its revenue by growing its user base through partnerships and acquisitions. Further, the Company began diversifying its revenue mix by introducing non-ad based products and services, such as the dating service and e-commerce business.

OPERATING COSTS

         Our operating costs were as follows for the periods indicated:

                                        Three Months Ended September 30,
                                     --------------------------------------
                                     2001             2000         % Change
                                     ----             ----         --------
                                        (IN THOUSANDS)
Operating costs:
Cost of revenues .................  $  887           $  638           39%
Sales and marketing ..............  $1,212           $3,140          (61%)
Product development ..............  $1,775           $1,098           62%
General and administrative .......  $1,686           $1,374           23%
Amortization of goodwill and other
intangibles, stock compensation
and other ........................  $   48           $  658          (93%)

Total Operating Costs ............  $5,560           $6,251          (11%)


                                         Six Months Ended September 30,
                                    ---------------------------------------
                                     2001             2000         % Change
                                     ----             ----         --------
                                        (IN THOUSANDS)
Operating costs:
Cost of revenues .................  $ 1,091           $ 1,212         (10%)
Sales and marketing ..............  $ 3,019           $ 4,843         (38%)
Product development ..............  $ 2,814           $ 1,755          60%
General and administrative .......  $ 3,166           $ 2,311          37%
Amortization of goodwill and other
intangibles, stock compensation
and other ........................  $    48           $ 1,056         (95%)

Total Operating Costs ............  $10,138           $10,121          (0%)


Cost of Revenues

         Cost of revenues consists of fees paid to third parties for media properties, license arrangements ad revenue sharing arrangements for content and other service providers and cost of products for the commerce business.

         Cost of revenues increased by 39% to $887,000, or 13% of total revenues, in the second quarter, from $638,000, or 16% of total revenues, for the same period in 2000 and decreased by 10% to $1.1 million, or 9% of total revenues, in the first half, from $1.2 million, or 18% of total revenues, from the same period in 2000. Cost of revenues in the second quarter increased as a result of sales of various products and services in the e-commerce business. We expect cost of revenues to increase as the Company revenue base shifts from primarily ad-based revenue into Products and Services.

Sales and Marketing

         Sales and marketing costs consist primarily of promotional and advertising costs, personnel costs, commissions, agency and consulting fees, and allocated overhead costs such as computer systems and facilities. The Company has a direct sales force that sells our inventory of advertisements to advertisers and advertising agencies.

         Sales and marketing costs decreased by 61% to $1.2 million, or 18% of total revenues, in the second quarter, from $3.1 million, or 77% of total revenues, for the same period 2000 and decreased by 38% to $3.0 million, or 26% of total revenues in the first half, from $4.8 million, or 71% of total revenues, for the same period 2000. The decrease was primarily due to the restructuring the Company did in the fourth quarter 2001 which significantly reduced the commission payouts to content creators.

         Specific changes for the quarter over the same period last year include the following: a decrease in commissions to content creators of $2.2 million, a decline in bad debt expense of $139,000 and reduced consulting services of $182,000. These were partially offset by an increase in advertising and promotion of $430,000.

         Specific changes for the first half over the same period last year include the following: a decrease in commissions to content creators of $2.1 million, a decrease in consulting services of $241,000 and an increase in bad debt expense of $152,000.

         Advertising/Promotion expense for the second quarter was $459,000, which included $250,000 of online email advertising and amortization of warrants related to marketing agreements. For the prior year, advertising/promotion expense was $28,000, which included no barter expense.

         Stock-based compensation expenses of approximately $0 and $97,000 for six months ended September 2001 and 2000, respectively, are excluded from sales and marketing costs and shown separately in the financial statements. The Company successfully restructured the incentive compensation related to certain content creator acquisitions in the fourth quarter 2001 and expects to see a decrease in commissions. The restructuring action is expected to save the Company over $2 million compared to previously existing contract terms and further decreases are expected after the current contract periods expire beginning in the fourth quarter of 2002.

         We plan to continue to expand our direct sales force to support increased revenues and to focus on larger and longer-term customers.

Product Development

         Product development expenses consist of payroll and related expenses for developing and maintaining the Company's web sites and supporting technology. Product and development costs increased by 62% to $1.8 million, or 26% of total revenues, in the second quarter, from $1.1 million, or 27% of total revenues, for the same period in 2000 and increased by 60% to $2.8 million, or 24% of total revenues in the first half, from $1.8 million, or 26% of total revenues, for the same period in 2000. The increases were primarily a result of growth in salaries and related hosting costs due to our rapid expansion in network traffic and website development. Stock-based compensation expenses of approximately $0 and $(20,000) for the six months ended September 2001 and 2000, respectively, are excluded from product development costs and shown separately in the financial statements.

         Specific changes for the quarter over the same period last year include the following: increase in payroll and related costs of $350,000, increase in facilities and Internet fees of $516,000 and a decrease in consulting services of $181,000.

         Specific changes for the first half over the same period last year include the following: increase in payroll and related costs of $520,000, increase in facilities and Internet fees of $730,000 and a decrease in consulting services of $180,000.

         We anticipate that product development costs will continue to increase due to an increase in compensation expenses for design and development and increased Internet costs commensurate with our revenue and traffic increases.

General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, finance, legal and administrative personnel, recruiting, professional fees and other general corporate expenses.

         General and administrative costs increased by 23% to $1.7 million, or 25% of total revenues, in the second quarter, from $1.4 million, or 34% of total revenues, for the same period in 2000 and increased by 37% to $3.2 million, or 27% of total revenues, in the first half, from $2.3 million, 34%, for the same period in 2000. The increases were due primarily to growth in the number of administrative personnel, expansion of facilities and computer systems, and an increase in legal and accounting services to support the growth of our operations and infrastructure. Specific increases for the quarter over the same period last year include the following: payroll and related costs of $238,000, consulting services of $109,000, other office, depreciation and facility expense increases of $161,000 partially offset by declines in recruiting of $96,000 and outside legal services of $95,000.

         Specific increases for the first half over the same period last year include the following: payroll and related costs of $436,000, consulting services of $173,000, outside legal and accounting services of $173,000, other office, depreciation and facility expense increases of $237,000 partially offset by declines in recruiting and others of $119,000.

         We anticipate that general and administrative costs will increase commensurately with expansion plans.

         Stock-based compensation expenses of approximately $0 and $(165,000) for the six months ended September 2001 and 2000, respectively, are excluded from general and administrative costs and shown separately in the financial statements.

         We anticipate that general and administrative costs will increase slowly in absolute dollars, but will continue to decline as a percentage of total revenues as the Company realizes the benefits of operating leverage over the next several quarters.

Amortization of Goodwill and Other Intangible Assets

                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                     2001      2000        % Change
                                                     ----      ----        --------
                                                     (IN THOUSANDS)
Amortization of goodwill and other intangibles       $ 48     $558           (91%)


                                                     Six Months Ended September 30,
                                                     --------------------------------
                                                     2001        2000      % Change
                                                     ----        ----      --------
                                                     (IN THOUSANDS)
Amortization of goodwill and other intangibles       $  48     $1,143        (96%)


         The Company adopted FAS141 and FAS142 effective April 1, 2001 and accordingly, there was a minimal cost of $48,000 associated with amortization of goodwill and other intangibles for the quarter ending September 30, 2001, as compared to a cost of $558,000 for the same period in 2000. In accordance with the new accounting standards the Company will evaluate the purchased goodwill and other intangible amounts for potential impairment on an at least an annual basis or upon the occurrence of a material adverse event in accordance with FAS141 and FAS142. Amortization of goodwill and acquisition-related intangible assets for the quarter ending September 30, 2000 reflects the stock acquisitions of CD Universe, Case's Ladder, Gamer's Alliance, Big Network, Pokemon Village, Falcon Ventures and the asset acquisitions of Funone and Dustcloud.

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

                                    Three Months Ended September 30,
                                    --------------------------------
                                    2001        2000       % Change
                                    ----        ----       --------
                                    (IN THOUSANDS)
Stock-based Compensation             $ 0        $100           NM


                                      Six Months Ended September 30,
                                    --------------------------------
                                    2001        2000       % Change
                                    ----        ----       --------
                                    (IN THOUSANDS)
Stock-based Compensation             $ 0        $(87)          NM


         There was no cost associated with stock compensation for the quarter and six months ending September 30, 2001, as compared to $100,000 and $(87,000) for the same periods in 2000 due to our stock price trading at less than the weighted average price of options outstanding for the periods.

INTEREST AND OTHER INCOME, NET

                                             Three Months Ended September 30,
                                             --------------------------------
                                             2001        2000       % Change
                                             ----        ----       --------
                                             (IN THOUSANDS)
Interest income                             $0           $6             NM
Interest and other financing expenses       $(170)       $(2,867)      (94%)


                                              Six Months Ended September 30,
                                            ---------------------------------
                                            2001         2000     % Change
                                            ----         ----     --------
                                            (IN THOUSANDS)
Interest income                             $0           $12            NM
Interest and other financing expenses       $(295)       $(2,882)      (90%)

         Interest and financing expense decreased 94% to $170,000 in the second quarter, from $2.9 million from the same period in 2000 and decreased by 90% to $295,000 in the first half, from $2.9 million, from the same period in 2000. The prior periods included financing charges of $2.80 million related to the issuance of warrants in September 2000 in connection with short-term loans provided during the period by New Technology Holdings n/k/a 550 Digital Media Ventures (an affiliate of Sony) and VideoGame Partners. The remaining expense includes interest on notes to certain content creators and New Technology Holdings, SFX, and VideoGame Partners notes.

INCOME TAXES

         Due to operating losses incurred since inception, we did not record a provision for income taxes in the quarters ending September 30, 2001 and 2000. As of March 31, 2001, the balance of net deferred tax assets was $15,166,000. Utilization of the Company's net operating loss carry forwards, which begin to expire in 2020, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding reliability of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

NET INCOME

                          Three Months Ended September 30,
                        ------------------------------------
                         2001           2000        % Change
                         ----           ----        --------
                            (in thousands)
Net Income (Loss)       $ 852         $(17,180)        NM


                           Six Months Ended September 30,
                        ------------------------------------
                         2001           2000        % Change
                         ----           ----        --------
                            (in thousands)
Net Income (Loss)       $1,247        $(20,790)          NM


         For quarter ended September 30, 2001, the Company reported net income of $852,000 compared to a loss of $17.2 million for the same period in 2000 and for the six months ended September 30, 2001, the Company reported net income of $1,247,000 compared to a loss of $20.8 million for the same period in 2000

LIQUIDITY AND CAPITAL RESOURCES

         Since April 14, 1999, the Company has satisfied its cash requirements primarily through private placements of equity securities (including the $6.3 million net proceeds raised in April 1999) and short-term loans and cash flow from sales of web site banner and button advertisements, personalized email campaigns, newsletters, rich media including pop-up ads and, prior to the discontinuation of CD Universe, from the sale of music CD's and videos.

         Net cash provided/(used) by operating activities was $566,000 and ($4.5) million for the six months ended September 30, 2001 and 2000, respectively.

         Net operating cash flows for the six months ended September 30, 2001 consist of $1,246,000 net income; non-cash expenses including an increase in the allowance for uncollectible accounts of $399,000; stock and warrants granted to consultants and affiliates of $413,000; and an increase in payables and other current liabilities of $448,000. These increases in operating cash flows were partially offset by an increase in receivables and other assets of $2,039,000. Net cash used in operating activities for the prior year were due to net losses, increases in current assets, offset by increases in current liabilities and by non-cash charges for depreciation and amortization.

         Net cash used in investing activities was $691,000 and $881,000 for the six months ended June 30, 2001 and 2000, respectively. In the six months ended September 30, 2001, $850,000 was used to purchase databases of subscribers; $420,000 for the purchase web sites and related assets; and $127,000 for the purchase of computer and other fixed. This was offset by a reduction of $705,000 in the goodwill and related intangibles of a web site resulting from a reduction in the original purchase price. Investments for 2000 included $164,000 in fixed asset purchases and $717,000 for other assets and deposits.

         Net cash provided by financing activities was $1,636,000 and $4.1 million for the six months ended September 30, 2001 and 2000 respectively. The $1.6 million resulted from proceeds of short term loans of $2.5 million from 550 Digital Media Ventures in advance of the closing of the transaction that took place as of October 23, 2001; and was partially offset by reduction in a long-term obligation of $793,000. Net cash provided in the prior period of $4.1 million resulted from proceeds of short-term loans from new investors.

         As of March 31, 2001, the Company's principal commitments include obligations for leases amounting to approximately $283,000, annually. Continued acquisitions and investments may also require future capital expenditures.

         As of July 13, 2001, the Company entered into a Stock Purchase Agreement by which 550 Digital Media Ventures Inc., an affiliate of Sony Music Entertainment Inc., agreed to invest $5 million in the Company in exchange for issuance by the Company of shares of Series B Senior Convertible Preferred Stock (the "Series B Preferred"), at a purchase price of $2.60 per share. Further information on this transaction and certain related transactions (including the Company's acquisition of Infobeat) are included in the "Recent Transactions" section of the Company's Form 10-K/A for fiscal year 2001 filed on July 30, 2001. For the year ending December 31, 2000, Infobeat generated $2.7 million in revenue and incurred a net loss of $16.8 million. The closing of the funding occurred as of October 23, 2001 (See Notes to Consolidated Financial Statements
- Note 14: Subsequent Events located elsewhere in this document). Pursuant to the terms of the transaction, payments on a short term loan for $2,289,000 were deferred until March 2003 with certain conversion rights into equity.

         The $2.5 million advance from 550 Digital Media Ventures was converted to equity pursuant to the closing of the transaction as of October 23, 2001. Pursuant to the Stock Purchase Agreement, 550 Digital Media Ventures invested the remaining $2.5 million in exchange for Series B Convertible Preferred Stock of the Company.

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

PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As previously disclosed, on April 23, 2001, EP Opportunity Fund LLC and EP Opportunity Fund International, Ltd. (the "EP Funds") filed a Demand for Arbitration against Entertainment Universe, Inc. ("EUI"), a wholly owned subsidiary of the Company, and Brad Greenspan, Chairman and CEO of the Company, with the American Arbitration Association in Chicago, Illinois ("AAA Arbitration"). The EP Funds asserted breach of contract, fraud and related claims, alleging that the Company and Greenspan breached a fully executed Series A preferred stock subscription agreement and related agreements by (i) failing to register the common stock underlying the preferred stock held in the EP Funds' names and (ii) refusing to issue unrestricted common shares to the EP Funds pursuant to notices of conversion of preferred stock delivered to the Company. The EP Funds claim in excess of $250,000.00 in damages. The EP Funds' preferred stock has since been converted into common shares. The AAA Arbitration panel of arbitrators has been installed, but the case is still in the early stages of the proceeding. The Company does not believe that it is a proper party to the AAA Arbitration; the EP Funds named EUI as the Respondent in the AAA Arbitration, even though the EP Funds do not own any EUI stock. Moreover, the EP Funds and the Company are subject to a different dispute resolution process in connection with the EP funds investment in the Company, and the Company intends to require that the EP Funds to comply with that dispute resolution procedure. Moreover, the Company disputes the EP Funds' alleged claims, believes that they are without merit and intends to vigorously defend the action if and when it is brought in the proper forum.

         As previously disclosed, on May 1, 2001, Krausz Puente LLC, a California limited liability company, served a Fourth Amended Complaint in the case of Krausz Puente LLC v. slam.site, Inc., et al., pending in the California Superior Court for the County of Los Angeles ("Krausz Litigation"), upon Case's Ladder, Inc., a California corporation and a subsidiary of the Company. Case's Ladder was previously named in this case as "Doe 1." The Krausz Litigation primarily concerns breach of a lease obligation by third-party companies ("Lessees") owned by certain former shareholders of Case's Ladder. The plaintiff has added Case's Ladder as a defendant in the Krausz Litigation because it contends that certain assets transferred into Case's Ladder at the time of its incorporation (prior to eUniverse's acquisition of Case's Ladder) were fraudulently transferred from Lessees in an effort to shield the assets from creditors, including the plaintiff. Trial in the Krausz Litigation is currently set for December 14, 2001. Case's Ladder is currently negotiating settlement of all claims against it. The Company does not believe that any settlement will have a material adverse effect on the business, financial condition or results of operations of the Company.

         On July 6, 2001, Adolph Komorsky Investments, Inc. ("AKI"), an Illinois corporation with its principal place of business in Tarrytown, New York, filed a complaint against the Company in the Supreme Court of the State of New York, County of Westchester. AKI alleges that the Company breached a consulting agreement with AKI by failing and refusing to pay AKI $10,000.00 in cash and a warrant to purchase 100,000 shares of the Company's common stock. The Company has filed an answer to AKI's complaint denying AKI's allegations and asserting defenses to the claims including the failure of AKI to perform its obligations under the consulting agreement. The Company disputes AKI's alleged claims, believes that they are without merit and intends to vigorously defend the action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On October 19, 2001, the Company filed a certificate of designation with the Nevada Secretary of State, creating a new series of preferred stock designated as the "Series B Convertible Preferred Stock" (the "Series B Preferred"). The Series B Preferred is convertible, at the option of the holder, into shares of eUniverse common stock at any time on a one-for-one basis. Holders of the Series B Preferred will receive non-cumulative annual dividends of $0.208 per share, when, as and if declared by the Company's Board of Directors, and any dividends paid on eUniverse common stock on an as-converted basis. Upon liquidation or change in control of the Company, holders of the Series B Preferred will receive a liquidation preference equal to the aggregate original issue price plus accrued and unpaid dividends, and thereafter will participate with holders of eUniverse common stock on an as-converted basis. The complete terms of the Series B Preferred are contained in the certificate of designation of the Series B Preferred, filed as
Exhibit 10.54 to the Company's Current Report on Form 8-K filed with the SEC on November 7, 2001.

         As of September 25, 2001, the Company issued warrants for 500,000 shares of eUniverse common stock at an exercise price of $1.00 to Saggi Capital Corp. in exchange for a like number of warrants at an identical purchase price that were purchased by Saggi Capital, LLC in connection with its acquisition of a promissory note from VideoGame Partners, LLC. The warrants were distributed among Saggi Capital Corp., Bridge Ventures, Inc., Marci Zaroff and Nicholas Agriogianis upon instruction from Saggi Capital Corp.

         As of October 23, 2001, the Company received an investment of $5 million from 550 Digital Media Ventures Inc. in exchange for 1,923,077 shares of Series B Preferred.

         As of October 23, 2001, the Company purchased all of the outstanding shares of Indimi, L.L.C. in exchange for 3,058,462 shares of eUniverse common stock valued at $9.94 million.

         As of October 23, 2001, the Company redeemed a warrant issued to 550 Digital Media Ventures Inc. for the purchase of up to 1,101,260 shares of eUniverse common stock in exchange for 307,692 shares of eUniverse common stock valued at $1 million.

         The foregoing sales of securities were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering. No underwriters were engaged in connection with the foregoing sales of securities. These sales were made without general solicitation or advertising. Each purchaser was an "accredited investor" or a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to eUniverse that the shares were being acquired for investment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The Annual Meeting of Stockholders was held on Thursday, October 18, 2001 in Los Angeles, California at which the following matters were submitted to a vote of the stockholders of the Company:

         (a) The following number of votes were cast or withheld in the election of the persons named below as directors of the Company for terms expiring in 2002:

                                                Number of Votes
                                                ---------------
                                           For                Withheld
                                           ---                --------
             Brad D. Greenspan          13,969,861            106,101

             Brett C. Brewer            13,969,878            106,084

             Daniel L. Mosher           13,969,878            106,084

             Ryan A. Brant              13,969,878            106,084

             Thomas Gewecke             13,969,878            106,084

         (b) Votes cast for or against, and the number of abstentions for each other proposal brought before the meeting, are as follows:

------------------------------------------------------------------------------------------
              Proposal                        For                Against        Abstain

------------------------------------------------------------------------------------------
Authorization of the Stock Purchase        11,549,456*            1,625            0
Agreement by and between eUniverse,
Inc. and 550 Digital Media Ventures
Inc., and the Share Purchase
Agreement by and among eUniverse,
Inc., Indimi, L.L.C., Indimi Inc.,
550 Digital Media Ventures Inc. and
Sony Music Entertainment Inc.:
-------------------------------------------------------------------------------------------
Adoption and ratification of               14,072,939             1,575          1,448
independent auditors:
-------------------------------------------------------------------------------------------


* 1,153,114 of which were by written consent rather than in person or by proxy.

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

10.30 --   Asset Purchase Agreement by and between eUniverse, Inc. and Scott Smith d/b/a
           Pokemonvillage.com and Quake City Gaming Network, dated as of February 1,
           2000.(3)
10.31 --   Letter agreement by and among eUniverse, Inc. Take-Two Interactive Software,
           Inc. and Falcon Ventures Corporation, dated as of February 2, 2000.(3)
10.32 --   Employment Agreement by and between eUniverse, Inc. and William R. Wagner dated as of April 5, 1999.(3)
10.33 --   Letter Agreement by and between eUniverse, Inc. and Christian Walter d/b/a
           Justsaywow.com dated February 20, 2000.(4)
10.34 --   Lease by and between Hamms Building Associates and Falcon Ventures Corp., dated as of July 27, 1999.(5)
10.35 --   eUniverse, Inc. Common Stock Purchase Warrant to Michael Zaroff, dated December
           10, 1999.(5)
10.36 --   eUniverse, Inc. Common Stock Purchase Warrant to Bob Agriogianis, dated December
           10, 1999.(5)
10.37 --   eUniverse, Inc. Common Stock Purchase Warrant to Mark Bergman, dated January 15,
           2000.(5)
10.38 --   eUniverse, Inc. Common Stock Purchase Warrant to Mark Bergman, dated February
           15, 2000.(5)
10.39 --   Stock Option Agreement by and between eUniverse, Inc. and Charles Beilman, dated as of January 26, 2000.(5)
10.39.01   First Amendment to Stock Option Agreement by and between eUniverse, Inc. and
           Charles Beilman, dated as of March 31, 2000.(5)
10.39.02   Second Amendment to Stock Option Agreement by and between eUniverse, Inc. and
           Charles Beilman, dated as of May 31, 2000.(6)
10.39.03   Third Amendment to Stock Option Agreement by and between eUniverse, Inc.,
           Charles Beilman and Martin, Gasparrini & Chioffi, LLP, dated as of June 16,
           2000.(6)
10.39.04   Fourth Amendment to Stock Option Agreement by and between eUniverse, Inc. and
           Charles Beilman, dated as of July 31, 2000.(8)
10.39.05   Fifth Amendment to Stock Option Agreement by and between eUniverse, Inc. and
           Charles Beilman, dated as of October 10, 2000.(9)
10.39.06   Sixth Amendment to Stock Option Agreement by and between eUniverse, Inc. and
           Charles Beilman, dated as of October 30, 2000.(10)
10.39.07   Seventh Amendment to Stock Option Agreement by and between eUniverse, Inc. and
           Charles Beilman, dated as of February 2, 2001.(12)
10.40 --   Letter agreement between eUniverse, Inc. and former shareholders of The Big
           Network, Inc. which provides eUniverse, Inc. with the right to purchase a minimum of 500,000 shares of eUniverse, Inc. common stock from former shareholders of The Big Network, Inc. (the "Big Network Buyout Agreement"), the
           closing of which shall occur on or before April 24, 2000.(5)
10.40.01   First Amendment providing for extension of closing date of the Big Network
           Buyout Agreement to May 5, 2000.(7)
10.40.02   Second Amendment providing for extension of closing date of the Big Network
           Buyout Agreement to May 19, 2000.(7)
10.40.03   Third Amendment providing for extension of closing date of the Big Network
           Buyout Agreement to May 19, 2000.(7)
10.41 --   eUniverse, Inc. Common Stock Purchase Warrant to Salomon Grey Financial
           Corporation, dated March 14, 2000 (terminated).(5)
10.42 --   eUniverse, Inc. Common Stock Purchase Warrant to Salomon Grey Financial
           Corporation, dated March 14, 2000 (terminated).(5)
10.43 --   Agreement by and between eUniverse, Inc. and Take-Two Interactive Software,
           Inc., dated as of March 16, 2000, providing for account marketing services.(5)
10.44 --   Agreement by and between eUniverse, Inc. and Take-Two Interactive Software,
           Inc., dated as of March 16, 2000, providing for programming services.(5)
10.45 --   Letter agreement by and among eUniverse, Inc. and Erik MacKinnon and Dan Barnes
           d/b/a Dustcloud Media, dated March 29, 2000.(6)
10.47 --   Asset Purchase Agreement by and between CD Universe, Inc. and CLBL, Inc., dated as of October 3, 2000.(9)
10.48 --   Letter agreement by and among eUniverse, Inc., Take-Two Interactive Software,
           Inc. and Charles Beilman, dated October 30, 2000.(10)
10.48.01   First Amendment to letter agreement by and among eUniverse, Inc., Take-Two
           Interactive Software, Inc. and Charles Beilman, dated November 6, 2000.(10)
10.49 --   Side letter agreement by and among eUniverse, Inc., Take-Two Interactive
           Software, Inc. and Brad D. Greenspan (with respect to Sections 2 and 4 only), dated October 30, 2000.(10)
10.49.01   First Amendment to Side Letter Agreement by and among eUniverse, Inc., Take-Two
           Interactive Software, Inc. and Brad D. Greenspan, dated November 6, 2000.(10)

10.50 --   Employment Agreement by and between eUniverse, Inc. and Will Griffin, dated as of September 1, 2000.(11)
10.51 --   eUniverse, Inc. Common Stock Purchase Warrant to VideoGame Partners, LLP, dated
           September 8, 2000.(12)
10.52 --   Stock Purchase Agreement by and between eUniverse, Inc. and 550 Digital Media
           Ventures, Inc., dated as of July 13, 2001.(13)
10.53 --   Share Purchase Agreement by and among eUniverse, Inc., Indimi, L.L.C., Indimi, Inc.,
           550 Digital Media Ventures, Inc. and Sony Music Entertainment, Inc., dated as of
           July 13, 2000.(13)
10.54 --   Certificate of Designation of Series B Convertible Preferred Stock of eUniverse,
           Inc., dated October 19, 2001.(14)
10.55 --   Registration Rights Agreement by and between eUniverse, Inc. and 550 Digital Media
           Ventures Inc., dated as of October 23, 2001.(14)
10.56 --   Letter agreement by and between eUniverse, Inc. and 550 Digital Media Ventures
           Inc., dated as of October 23, 2001, regarding amendment of that certain Secured
           Note and Warrant Purchase Agreement dated September 6, 2000.(14)
10.57 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Nicholas Agriogianis, dated
           April 4, 2001.*
10.58 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Marci Zaroff, dated April 4, 2001.*
10.59 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Saggi Capital Corp., dated
           September 25, 2001.*
10.60 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Bridge Ventures, Inc., dated September 25, 2001.*
10.61 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Nicholas Agriogianis, dated
           September 25, 2001.*
10.62 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Marci Zaroff, dated
           September 25, 2001.*
21.01 --   Subsidiaries of eUniverse, Inc.(5)

---------
  *  Filed herewith

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

(10) Incorporated by reference to eUniverse's Form 10-Q filed on November 14, 2000.

(11) Incorporated by reference to eUniverse's Form S-3 filed on December 8, 2000.

(12) Incorporated by reference to eUniverse's Form 10-Q filed on February 14, 2001.

(13) Incorporated by reference to eUniverse's Form 10-K filed on July 16, 2001.

(14) Incorporated by reference to eUniverse's Form 8-K filed on November 7, 2001.


(b)      Reports on Form 8-K

         No Current Reports on Form 8-K were filed with the SEC by eUniverse during the quarterly period ended September 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          eUNIVERSE, INC.
                                          Registrant

Dated:  November 14, 2001                 By  /s/ JOSEPH L. VARRAVETO
                                            ---------------------------------
                                            Joseph L. Varraveto
                                            Chief Financial Officer
                                            (Principal Financial Officer)
                                            and Registrant's Authorized Officer