Form 10-Q
period 2001-12-31
EUNIVERSE INC
filed 2002-02-14
CIK 1088244

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

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

     As of December 31, 2001, there were 23,344,295 shares of eUniverse, Inc. common stock outstanding.

                                 eUNIVERSE, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED DECEMBER 31, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (Unaudited).........................................3

         Consolidated Balance Sheets, December 31, 2001 and March 31, 2001...........3

         Consolidated Statements of Operations, for the three and nine months ended December 31, 2001 and 2000.....................................4

         Statements of Cash Flows, for the nine months ended
         December 31, 2001 and 2000 .................................................5

         Notes to Financial Statements ..............................................6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION .....................................23

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.............................................................30

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS ......................................................31

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..............................32

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................33

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .......................................34

                                    PART I

                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 eUNIVERSE, INC.

                           Consolidated Balance Sheets
                                  (Unaudited)


                                                                          December 31,      March 31,
                                                                             2001             2001
                                                                        --------------  ----------------

ASSETS
CURRENT ASSETS
     Cash and cash equivalents ........................................     $7,706,163         218,841
      Accounts receivable, net of allowances for
        doubtful accounts of 240,599 and $123,000, respectively .......      3,047,607       2,676,675
      Inventory .......................................................         17,991            --
      Prepaid expenses ................................................        696,333         491,553
      Deferred charges and other current assets .......................        553,797         440,061
                                                                          ------------    ------------
                                  Total Current Assets ................     12,021,891       3,827,130

FURNITURE AND EQUIPMENT, less accumulated depreciation
     of $488,640 and $264,383, respectively ...........................      1,063,710         902,004


GOODWILL, net of amortization of $7,404,624
     and $7,404,624 respectively ......................................     12,064,543       4,739,981
OTHER INTANGIBLES, net of amortization of $385,697 and $160,559
    respectively ......................................................      4,878,758       1,479,699

Deferred charges ......................................................        360,572         787,505
Deposits and other assets .............................................        227,727         142,812
                                                                          ------------    ------------

                                  TOTAL ASSETS ........................   $ 30,617,200    $ 11,879,131
                                                                          ============    ============


LIABILITIES AND SHAREHOLDERS'  (DEFICIT) EQUITY
CURRENT LIABILITIES
     Accounts payable .................................................   $  1,292,954    $  2,870,997
     Accrued expenses .................................................      4,370,158       2,592,745
     Deferred Revenue .................................................        248,431         232,240
     Notes payable ....................................................      1,263,728       3,760,209
     Current maturities of notes payable, affiliates ..................        393,672         940,000
                                                                          ------------    ------------
                                  Total Current Liabilities ...........      7,568,943      10,396,191
                                                                          ------------    ------------

LONG-TERM DEBT ........................................................      3,265,954         976,190
LONG-TERM DEBT AFFILIATES, LESS CURRENT MATURITIES ....................      1,657,781       2,065,239

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.10 par value; 40,000,000 shares
        authorized;  2,872,665 and 1,454,572 shares
          issued and outstanding, respectively ........................        287,267         145,457
     Common stock, $.001 par value; 250,000,000 shares authorized;
       23,344,295 and 18,817,502 issued and outstanding, respectively .         23,407          18,815
     Treasury stock ...................................................        (36,000)           --
     Additional paid-in capital .......................................     68,836,037      50,523,446
     Deferred stock compensation cost .................................       (211,874)       (139,234)
     Retained deficit .................................................    (50,774,315)    (52,106,973)
                                                                          ------------    ------------
                                   Total Shareholders' (Deficit)/Equity     18,124,522      (1,558,489)
                                                                          ------------    ------------

     TOTAL LIABILITIES AND SHAREHOLDERS'  (DEFICIT) EQUITY ............   $ 30,617,200    $ 11,879,131
                                                                          ============    ============


    The accompanying notes are an integral part of these financial statements
                                     eUNIVERSE, INC.

                          Cosolidated Statements of Operations



                                                                     Three Months Ended              Nine Months Ended
                                                                        December 31,                    December 31,
                                                               ------------------------------   ----------------------------
                                                                    2001             2000           2001            2000
                                                               ---------------  -------------   -------------  -------------
REVENUE ......................................................  $ 10,128,554    $  4,565,517    $ 21,880,670    $ 11,429,451

COST OF GOODS SOLD ...........................................     2,510,212         344,972       3,601,428       1,557,054

GROSS PROFIT .................................................     7,618,342       4,220,545      18,279,242       9,872,397

OPERATING EXPENSES:
    Marketing and sales (excludes stock-based
      compensation of $0, $200,000, $0 and
      $297,065 respectively) .................................     1,251,341       1,950,142       4,270,254       6,793,371
    Product development (excludes stock-based
      compensation of $0, $0, $0 and ($19,656) respectively) .     1,836,778       1,026,259       4,651,083       2,781,344
    General and administrative (excludes stock-based
      compensation of $0, $0, $0 and ($164,598) respectively)      2,255,597       1,097,249       5,422,088       3,407,980
    Amortization of goodwill
     and other intangibles ...................................       177,815         631,524         226,304       1,774,637
    Stock-based compensation .................................          --           200,000            --           112,811
                                                                ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES .....................................     5,521,531       4,905,174      14,569,729      14,870,143
                                                                ------------    ------------    ------------    ------------

              OPERATING INCOME/(LOSS) ........................     2,096,811        (684,629)      3,709,513      (4,997,746)

NONOPERATING INCOME (EXPENSE)
    Interest income ..........................................        13,644           5,046          13,792          16,639
    Interest and other financing expense .....................      (206,977)     (2,068,003)       (501,754)     (4,949,945)
                                                                ------------    ------------    ------------    ------------

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES..     1,903,478      (2,747,586)      3,221,551      (9,931,052)

INCOME TAXES .................................................          --              --              --              --
                                                                ------------    ------------    ------------    ------------

             INCOME/(LOSS) FROM CONTINUING OPERATIONS ........  $  1,903,478    $ (2,747,586)   $  3,221,551    $ (9,931,052)
                                                                ============    ============    ============    ============

DISCONTINUED OPERATIONS:
    Loss from operations discontinued segment
     (net of applicable income taxes of $0) ..................       105,583        (310,650)         34,183     (13,916,800)
                                                                ------------    ------------    ------------    ------------

              NET INCOME/(LOSS) ..............................  $  2,009,061    $ (3,058,236)   $  3,255,734    $(23,847,852)
                                                                ============    ============    ============    ============

Continuing operations earnings/(loss) per common share .......  $       0.08    $      (0.15)   $       0.16    $      (0.55)
Discontinued operations earnings/(loss) per common share .....  $       0.01    $      (0.02)   $       0.00    $      (0.78)
                                                                ------------    ------------    ------------    ------------
Basic earnings/(loss) per common share .......................  $       0.09    $      (0.17)   $       0.16    $      (1.33)
                                                                ------------    ------------    ------------    ------------
Diluted earnings/(loss) per common share .....................  $       0.07              na    $       0.13              na
                                                                ------------    ------------    ------------    ------------

Basic weighted average common
 shares outstanding ..........................................    22,514,621      18,119,997      20,245,135      17,920,115
                                                                ------------    ------------    ------------    ------------
Shares outstanding for diluted earnings per share ............    30,070,633              na      25,997,878              na
                                                                ------------    ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements
                                 eUNIVERSE, INC.

                            Statements of Cash flows
                                  (Unaudited)

                                                                                         Nine Months          Nine Months
                                                                                      Ended December 31,   Ended December 31,
                                                                                             2001               2000
                                                                                      ------------------  -------------------
OPERATING ACTIVITIES
    Net income (loss) .................................................................   $  3,255,734    $(23,847,853)

    Transactions not requiring cash:
       Depreciation ...................................................................        224,257         205,430
       Amortization ...................................................................        225,138       2,383,937
       Loss from discontinued operations ..............................................           --         9,871,155
       Bad Debts ......................................................................        353,827         332,000
       Non-cash employee compensation .................................................           --           319,822
       Amortization of variable stock
           option issued to employees .................................................           --          (207,011)
       Stock and warrants granted to
           outside consultants and affiliates .........................................        343,449         402,420
       Non-cash financing related costs ...............................................        110,074       4,487,111
    Changes in current assets .........................................................       (778,668)       (916,290)
    Changes in current liabilities ....................................................      1,030,386         501,570
    Others ............................................................................        138,350            --
                                                                                          ------------    ------------
                            NET CASH PROVIDED BY OPERATING ACTIVITIES .................      4,902,547      (6,467,709)
                                                                                          ------------    ------------
INVESTING ACTIVITIES
    Proceeds through sale of assets ...................................................           --         1,000,000
    Changes in other assets ...........................................................           --          (208,353)
    Purchases of fixed assets .........................................................       (385,963)       (318,094)
    Purchases of intangible assets ....................................................     (1,614,197)           --
                                                                                          ------------    ------------
                            NET CASH USED IN INVESTING ACTIVITIES .....................     (2,000,160)        473,553
                                                                                          ------------    ------------
FINANCING ACTIVITIES
    Proceeds from short term notes ....................................................           --         5,331,115
    Repayment of short term notes .....................................................     (2,496,481)     (1,365,453)
    Proceeds from long term notes .....................................................      2,553,834            --
    Repayment of long term notes ......................................................       (512,418)           --
    Proceeds from sale of preferred stock .............................................      5,000,000            --
    Receipt of advances to officer ....................................................         40,000            --
                                                                                          ------------    ------------
                            NET CASH PROVIDED BY FINANCING ACTIVITIES .................      4,584,935       3,965,662
                                                                                          ------------    ------------
CHANGE IN CASH AND CASH EQUIVALENTS ...................................................      7,487,322      (2,028,494)
Cash and cash equivalents,
 beginning of period ..................................................................        218,841       2,323,087
                                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD ..................................................................      7,706,163         294,593
                                                                                          ============    ============
CASH PAID DURING THE YEAR FOR:
    Interest Expense ..................................................................   $    123,849    $     53,580
                                                                                          ============    ============
    Income taxes ......................................................................   $       --      $       --
                                                                                          ============    ============
    OTHER NON-CASH FINANCIAL ACTIVITIES

    Stock issued in connection with acquisitions:
         Acquisition Gamer's Alliance .................................................        403,576         103,513
         Acquisition of debsfunpage.com ...............................................           --            50,000
         Acquisition of DustCloud.com .................................................           --           150,000
         Acquisition of eGames.com ....................................................        100,000            --
         Acquisition of ratedfun.com ..................................................         18,750            --
         Acquisition of send4fun.com ..................................................           --           100,000
         Acquisition of spreadingjoy.com ..............................................         75,000          75,000
         Acquisition of The Big Network ...............................................           --           552,230
    Amortization of variable stock options issued to employees ........................           --          (207,011)
    Reduction of Funny Greetings goodwill in connection with restructuring of
      obligation.......................................................................       (705,438)           --
    Restructuring of obligation in connection with Funny Greetings acquisition.........        705,438            --
    Shares issued to Isosceles(2) .....................................................        212,500            --
    Shares returned to treasury in payment of amounts due from employees ..............        (36,000)           --
    Stock issued for legal services in connection with Big Network settlement .........        105,000            --
    Stock issued in connection with services performed ................................           --            45,531
    Stock issued to employees, 7,992 and 59,447 shares respectively ...................         25,000         299,139
    Stock options issued in connection with services performed and to be performed ....         72,640          16,040
    Stock options issued to affiliate .................................................           --           122,210
    Warrants issued in connection with financing activities (see Notes Payable section)           --         5,595,106
    Warrants issued in connection with services performed and to be performed .........           --            80,461
    Warrants issued in connection with services performed and to be performed (1) .....        473,359            --
    Warrants issued to preferred shareholders .........................................        110,073           4,138
    Stock issued in connection with purchase of Infobeat from 550 DMV(3) ..............      9,940,000            --
    Warrants cancelled that were issued to 550 DMV(3) .................................      1,000,000            --
    Stock issued in connection with 550 DMV warrant cancellation(3) ...................     (1,000,000)           --
    Issuance of below market preferred shares to 550 DMV in connection
       with Sony purchase agreement(3) ................................................      1,923,076            --
    Beneficial conversion of below market preferred shares to 550 DMV .................     (1,923,076)           --

(1) The Company agreed to a two year investor relations services agreement that commenced on April 4, 2001. As consideration for these services, the Company issued warrants for 300,000 shares of the Compnay's common stock with an exercise price of $1.25. The warrants have been valued at $473,359 in the financial statements using the Black-Scholes model with a risk-free rate of 5.75%, a volatility of 128% with no expected dividend yield and a life of two years. The warrants expire on 4/3/2003.

(2) Shares issued in satisfaction of settlement agreement February 2, 2001 with the Isosceles Fun Limited.

(3) 550 Digital Media Ventures (Sony) share purchase agreement as previously disclosed.

   The accompanying notes are an integral part of these financial statements.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

Note 1: Organization And Line Of Business

eUniverse, Inc. (the "Company") is a Nevada Corporation engaged in developing and operating a network of web sites providing entertainment-oriented services. During the reporting period, the Company was engaged in providing online advertising and games on its network of web sites, operating a transaction based on-line dating service, and selling of inkjet and laser printer supplies over the Internet. The Company conducts operations from facilities located in Los Angeles, CA; San Francisco, CA; New York, NY and Mount Vernon, WA. The financial statements being presented include the accounts of eUniverse, Inc. and its wholly owned subsidiaries. The Company previously engaged in sales of audio CD's, videotapes (VHS), and digital videodisks ("DVD's") over the Internet, prior to the discontinuation of these operations in October 2000. All significant inter-company transactions and balances have been eliminated in consolidation.

Note 2: Accounting Policies

INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with United States generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-K for the year ended March 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended December 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.

REVENUE RECOGNITION

The Company recognizes service revenue upon fulfillment and delivery of customer's advertising. Additionally, the Company derives revenue from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned.

The Company also earns revenue from services and electronic commerce transactions. Services revenues include fees from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Service revenues also include fees from the sale of non-refundable dating credits, which are recognized at the time of purchase. These credits are utilized in the Company's dating service. Electronic commerce transactions include sales of laser and inkjet printer supplies. For these transactions, the Company recognizes revenue upon shipment of its products. Revenue
                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

includes shipping and handling charges. Fulfillment for these products is outsourced to an independent third party.

Revenues from barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid. During the nine months ended December 31, 2001 and 2000, the Company recorded $325,000 and $124,612 as bartered advertising revenue, respectively.

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

INVENTORY

Inventory is composed of inkjet and laser printer cartridges. All inventories are held by an unrelated third party who operates the Company's order fulfillment. Inventory is purchased and title is transferred to the Company automatically as we accept orders from customers.

INTANGIBLE ASSETS

Intangible assets consist of goodwill, customer lists, and domain names. Excess cost over the fair value of net assets acquired (or goodwill) was amortized on a straight-line basis over 5 years effective January 1, 2001. These assets will be assessed for impairment annually or upon an adverse change in operations. Customer lists are being amortized on a straight-line basis over a period of 3 to 5 years. Through December 31, 2000 goodwill and domain names were amortized over 10 years. Effective April 1, 2001, the Company adopted SFAS 141 and SFAS
142. Should events or circumstances occur subsequent to the acquisition of a business, which bring into question the realization or impairment of the related goodwill, the company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and future operating income of that specified group of assets and expected undiscounted cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by discounted future cash flows.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

ADVERTISING COSTS

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the nine months ended December 31, 2001 and 2000 advertising expense from continuing operations amounted to $1,216,017 and $1,090,458, respectively. The Company had no direct-response advertising during the periods presented.

Note 3: Prepaids and Other Current Assets

Prepaid expenses consist of the short-term portion of the fair value of warrants or options issued or cash payments made in advance for marketing or other services to be rendered.


                                                        December 31,      March 31,
                                                            2001             2001
                                                            ----             ----
Co-marketing agreement ...........................       $ 369,282        $ 695,600
Prepaid marketing expenses........................         107,975           26,900
Prepaid investment banking expenses...............          31,667           46,666
Prepaid investor relations expenses...............          15,323           22,579
Prepaid insurance, advances & other...............         294,481           62,942
                                                          --------        ---------
                                                         $ 818,728        $ 854,687
Less: Non-current portion
Co-marketing agreement shares......................       (116,750)        (326,500)
Prepaid investment banking expenses................           --            (23,333)
Prepaid investor relations expenses................         (5,645)         (13,301)
                                                          ---------       ---------
Total                                                    $ 696,333        $ 491,553
                                                          =========       =========


Note 4: Deferred Charges

Deferred charges consist of the short-term portion of the unamortized fair value of warrants or options issued principally in connection with the securing of financing and investor relations services. Options issued to advertising affiliates for continued online advertising services are also included. All such options and warrants have been valued using the Black-Scholes method option-pricing model (see also Note 14 - Warrants).

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


                                                     December 31,      March 31,
                                                         2001             2001
                                                         ----             ----
Options:
--------
Advertising network affiliates .................      $   5,376       $  22,708

Warrants:
---------
Granted for services ...........................        908,993         841,724
Preferred shareholders .........................           --              --
                                                      ---------       ---------
                                                      $ 914,369       $ 864,432
Less: non-current portion (1)
Warrants granted for services ..................      $(360,572)      $(422,684)
Options granted to advertising network .........           --            (1,687)
                                                      ---------       ---------
                                                       (360,572)       (424,371)
                                                      ---------       ---------
Total ..........................................      $ 553,797       $ 440,061
                                                      =========       =========

(1) In March 2001, the $424,371 non-current portion and the non-current portion in prepaids and other current assets (Note 3) of $363,134 comprised the $787,505 of non-current deferred charges.

Note 5: Fixed Assets
Fixed assets, at cost, consist of the following:

                                                     December 31,    March 31,
                                                         2001           2001
                                                         ----           ----
Furniture and fixtures ...........................   $    25,575     $   25,575
Computers and equipment ..........................     1,286,521        898,519
Purchased software ...............................       240,254        242,293
Leasehold improvements ...........................          --             --
                                                     -----------     ----------
                                                       1,552,350      1,166,387
Less accumulated depreciation and amortization ...      (488,640)      (264,383)
                                                     -----------     ----------
Fixed assets, Net ................................   $ 1,063,710     $  902,004
                                                     ===========     ==========

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

Accumulated amortization of purchased software as of December 31, 2001 and March 31, 2001 is $96,962 and $61,028, respectively. Depreciation expense for the reporting periods was as follows:

                                                                Nine Months Ended
                                                                   December 31,
                                                             2001               2000
                                                            ------              -----
Depreciation expense..............................         $224,257           $131,551

Note 6: Notes Payable

Current notes payable consist of the following:

                                                   December 31,         March 31,
                                                      2001                 2001
                                                      ----                 ----
Notes payable
New Technology Holdings (1) ..............         $     --           $2,289,764
SFX Entertainment, Inc (2) ...............            813,728          1,020,445
Saggi Capital (3) ........................            450,000            450,000
Funnygreetings (see below) ...............            393,672            940,000
                                                   ----------         ----------
                                                   $1,657,400         $4,700,209
                                                   ==========         ==========

1) The New Technology Holdings note was restructured as part of the Sony financing. The amount of $2,289,764 is now considered a long-term liability to 550 Digital Media Ventures which comes due March 31, 2003. (See Note 10, Business Combinations)

2) Subsequent to December 31, 2001, the payment terms of this note were extended to January 1, 2004 from August 26, 2002. (See Note 16 - Subsequent Events)

3) On August 13, 2001, Saggi Capital purchased the $450,000 note from Videogame Partners. This note is no longer in default.

                         eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

Long Term Debt - Affiliates and Other consist of the following:


                                                  December 31,          March 31,
                                                      2001                 2001
                                                      ----                 ----
550 Digital Media Ventures                         $2,289,763         $     --
Justsaywow                                            949,388            976,199
Send4fun                                              719,752            739,752
Funpageland                                           112,863            112,863
Deb'sfunpages                                         287,336            312,326
Funbug                                                120,000               --
Funnygreetings                                        444,633            900,289
                                                   ----------         ----------
                                                   $4,923,735         $3,041,429
                                                   ==========         ==========

In July 2001, the Company amended its agreement with an employee for the purchase of Funnygreetings.com. Under the prior agreement, the Company was obligated to pay $2,000,000. Under the new agreement, the Company reduced the obligation to $1,200,000 less $86,000 already received by the seller. The Company made an additional payment of $129,814 in connection with Company financing which closed October 23, 2001 with 550 Digital Media Ventures as previously reported. The remaining balance of $984,146 shall be payable in thirty monthly installments subject to certain advertising revenues being achieved on the Funnygreetings.com web site. In the event revenue performance is not achieved in a given month, the monthly payment is reduced to $20,000. The total current portion of this debt is $393,672. The remaining long term portion of this note is $444,633.

Note 7: Accrued Expenses

                                               December 31,
                                                   2001
                                                   ----
Accrued Professional Services                    619,643
Accrued Acquisition Payments                     783,176
Accrued Compensation                             507,376
Accrued Affiliate Payments                       386,022
Accrued Marketing                                241,500
Accrued Interest                                 446,940
Accrued Royalties                                 64,168
Other Accrued Expenses                         1,321,333
                                               ---------
                                               4,370,158
                                               =========

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

Note 8: Earnings Per Share

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

                                                           December 31,
                                                    2001                 2000
                                                    ----                 ----
Convertible Debt .....................              307,864              307,864
Warrants .............................                 --              2,864,780
Options ..............................            1,576,950            6,840,130
                                                 ----------           ----------
Total ................................            1,884,814           10,012,774
                                                 ==========           ==========

Note 9: Discontinued Operations

In September 2000, the Company decided to discontinue its CD and DVD e-commerce operations. This segment consisted of the sale of CD's, DVD's and videotapes, and computer games. The sale of the assets relating to this segment was consummated on October 10, 2000. The assets were sold to CLBL, Inc. a Connecticut corporation owned by a significant shareholder of the Company. The proceeds from the sale consisted solely of a note receivable from the purchaser in the amount of $1,000,000. The purchaser has paid off this loan, in its entirety, as of the date of these statements. Net Income/(losses) from the discontinued operations for the nine months ended December 31, 2001, and 2000 were $34,183 and $(4,054,645), respectively. As a result of this discontinuance, the consolidated financial statements of eUniverse, Inc. and the related notes to the consolidated financial statements and supplemental data have been restated to reflect the results of operations and assets of the e-commerce segment of business as a discontinued operation in accordance with generally accepted accounting principles. The loss on disposal of the e-commerce segment was approximately $9.9M. This loss provided for reserves necessary to write down assets disposed of to their net realizable values.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


Note 10: Major Concentrations and Customers

In the nine months ended December 31, 2001, approximately 44% of the Company's revenues resulted from five customers ranging from 5% to 12% of revenues. In the nine months ended December 31, 2000, approximately 35% of revenues resulted from the top five customers. Also, for the nine months ending December 31, 2001, 100% of all inventories sold were purchased from a single supplier.

Note 11: Business Combinations

In December 2001, the Company purchased the assets of VIZX Corporation, which held assets known on the Internet as eMusicGames.com and SportsTriviaClub.com. The Company agreed to pay $100,000 valued in common stock, $150,000 cash, and a portion of net revenue generated from the assets starting either 4 months after the closing date, or 30 days after gross revenues exceed $100,000, and ending 60 months thereafter. The total aggregate acquisition price, shall not exceed $10.15 million.

In October 2001, the Company purchased the assets of Hobbyrat.com. The Company agreed to pay a portion of net revenue generated from the assets starting 30 days after the closing date, and ending 12 months thereafter. Should the amount of the seller's portion of the net revenue be less than $50,000 at the end of 12 months, the seller has the right to repurchase the assets at a bargain price unless the Company pays to the seller the difference between $50,000 and the revenue collected by the seller.

In October 2001, the Company purchased the assets of FitnessHeaven.com. The Company agreed to pay a portion of net revenue generated from the assets starting 30 days after the closing date, and ending 21 months thereafter. The total payments shall not exceed $1.3 million, and should the amount of the seller's portion of the net revenue be less than $110,000 at the end of 21 months, the seller has the right to repurchase the assets at a bargain price unless the Company pays to the seller the difference between $110,000 and the revenue collected by the seller.

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

On July 13, 2001, the Company entered into a Share Purchase Agreement with 550 Digital Media Ventures, Inc. (the "Investor"), a subsidiary of Sony Music Entertainment, Inc., for the purchase of web site and other assets owned by Indimi, LLC("Indimi"), known as the InfoBeat Business ("InfoBeat") in a business combination accounted for
                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

as a purchase. The purchase price of $9.94 million exceeded the fair value of the net assets of InfoBeat by an estimated $7.6 million. In connection with the Share Purchase Agreement, the Company also agreed to redeem a warrant issued to the Investor through the issuance of the Company's common stock valued at $1 million. The Company will test the amount of purchased goodwill and other intangibles for impairment on annual basis or upon the occurrence of an adverse event in accordance with SFAS 141 Business Combinations and SFAS 142 Goodwill and Other Intangible Assets, which were approved in July 2001. The results of operations of Indimi will be included with the results of the Company from July 13, 2001.

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

As part of this transaction, the secured promissory note due the investor with a current balance of $2,289,764 was extended to March 31, 2003. The Company may convert this note to preferred shares or common stock, subject to certain conditions.

The Company completed its acquisition of Indimi, L.L.C. and Infobeat and the associated preferred stock issuance for $5 million on October 23, 2001. Please see the Form 8-K filed on November 7, 2001 for specific details of the transaction.

In June 2001, the Company acquired the website and technology assets of Funbug.com for a purchase price of approximately $200,000 that will be paid based on a percentage of revenues. At the end of 30 months, in the event that $200,000 is not paid to the seller, the Company may, at its option, pay the remainder of the $200,000 to the seller or sell the assets back to the seller for $1. The estimated fair value of tangible and identifiable intangibles is $0 and the purchase price has been allocated to goodwill.

Total goodwill recorded through acquisitions has been amortized on a straight-line basis over ten years through December 31, 2000. Effective beginning with the quarter ended March 2001, the Company revised the amortization period to five years. On April 1, 2001, the Company adopted
SFAS 141 and 142. (see Note 2 - Accounting Policies, Intangible Assets). The Company will no longer amortize goodwill or intangibles with indefinite lives. The operations of the acquired entities have been included in the statements of operations from the dates of acquisition. Had the acquisition occurred at the beginning of the period, there would have been no change to revenue, net income or earnings per share for the period.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001


Note 12: Amortization And Impairment Of Intangible Assets

The net carrying value of goodwill and other intangibles recorded through acquisitions is $6,219,680 as of March 31, 2001 and $16,943,301 as of December 31, 2001. Effective April 1, 2001, the Company adopted SFAS 141 and SFAS 142. These assets will be assessed for impairment at least annually or upon an adverse change in operations. The assets were amortized on a straight-line basis over five years effective beginning January 1, 2001. Prior to that date, the Company amortized goodwill and other intangibles on a straight-line basis over ten years. The Company evaluated the reduction in goodwill amortization periods based on management's assessment of future cash flows and the practice of other firms in the Internet industry. Since March 31, 2001, the Company has not noted any material adverse events that could cause an impairment of the net carrying value of goodwill or other intangible assets as of December 31, 2001.

The following are the goodwill and other intangible assets that will no longer be amortized:


                                              December 31,            March 31,
                                                  2001                  2001
                                                 ------                ------
Intangible Assets...................           $1,983,897            $1,479,699
Goodwill................................       12,064,543             4,739,981

The following is the pro forma effect had the nine months ended December 31, 2000 been subject to SFAS 141 and 142:


                                                                   Nine Months Ended
                                                                      December 31,
                                                                2001                  2000
                                                               ------                ------
Reported Net Income/(Loss) ..........                        $3,255,733           $(23,847,852)
Amortization .....................                               --                  1,774,637
                                                             ----------           ------------
Adjusted (Pro Forma) Net Income/(Loss)                       $3,255,733           $(22,073,215)
                                                             ==========           ============

Reported Net Income/(Loss) per Share                            $.16                 $(1.33)
Amortization per Share...............                                                   .10
                                                             ----------           ------------
Adjusted Net Income/(Loss) per Share                            $.16                 $(1.23)
                                                             ==========           ============

Note: Net Income/(Loss) amounts presented here are prior to any extraordinary items and after discontinued operations.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001


Note 13: Commitments And Contingencies

         a) The Company leases various facilities under non-cancelable operating lease agreements that expire within the next four years. Future minimum lease payments under these non-cancelable operating leases are as follows:


                                                            March 31,
                                                              2001
                                                            --------
2002......................................................  $282,710
2003......................................................   234,765
2004......................................................   220,800
2005......................................................   165,600
2006......................................................     --
                                                            --------
Total                                                       $903,875
                                                            ========

Rent expense from continuing operations for the reporting periods were as follows:

                                                      Nine Months Ended
                                                         December 31,
                                                     -------------------
                                                     2001           2000
                                                     ----           ----
Rent expense................................       $379,948       $252,151


         b) As previously disclosed, on April 23, 2001, EP Opportunity Fund LLC and EP Opportunity Fund International, Ltd. (the "EP Funds") filed a Demand for Arbitration against Entertainment Universe, Inc. ("EUI"), a wholly owned subsidiary of the Company, and Brad Greenspan, Chairman and CEO of the Company, with the American Arbitration Association in Chicago, Illinois ("AAA Arbitration"). The EP Funds asserted breach of contract, fraud and related claims, alleging that the Company and Greenspan breached a fully executed Series A preferred stock subscription agreement and related agreements by (i) failing to register the common stock underlying the preferred stock held in the EP Funds' names and (ii) refusing to issue unrestricted common shares to the EP Funds pursuant to notices of conversion of preferred stock delivered to the Company. The EP Funds claim in excess of $250,000.00 in damages. The EP Funds' preferred stock has since been converted into common shares. The AAA Arbitration hearing has been scheduled to begin on April 30, 2002.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001



         On December 6, 2001, the Company filed a lawsuit against the EP Funds in Los Angeles Superior Court (the "California Action") for, among other things, breach of an agreement by the EP Funds to arbitrate any dispute arising out of their investment in the Company in a location of the Company's choice and in accordance with the dispute resolution rules of the National Association of Securities Dealers ("NASD"). On January 29, 2002, the Court denied the Company's motion to compel the EP Funds to arbitrate their dispute in Los Angeles under NASD rules and to stay the AAA Arbitration. The Company will, therefore, vigorously defend itself in the AAA Arbitration while maintaining its objection to the AAA's jurisdiction over this matter. With respect to the California Action, the EP Funds have challenged the jurisdiction of the Los Angeles Superior Court over the Funds and the Company has opposed the EP Funds' motion to quash service of summons based on the alleged lack of jurisdiction. Whether and how the California Action will proceed will be determined upon resolution of the issue of jurisdiction. In any event, and as previously stated, the Company disputes the EP Funds' alleged claims and believes that they are without merit. The Company also intends to vigorously pursue its claims against the EP Funds in the most expedient and effective forum available.

         c) As previously disclosed, on May 1, 2001, Krausz Puente LLC, a California limited liability company, served a Fourth Amended Complaint in the case of Krausz Puente LLC v. slam.site, Inc., et al., pending in the California Superior Court for the County of Los Angeles ("Krausz Litigation"), upon Case's Ladder, Inc., a California corporation and a subsidiary of the Company. Case's Ladder was previously named in this case as "Doe 1." The Krausz Litigation primarily concerns breach of a lease obligation by third-party companies ("Lessees") owned by certain former shareholders of Case's Ladder. The plaintiff added Case's Ladder as a defendant in the Krausz Litigation because it contended that certain assets transferred into Case's Ladder at the time of its incorporation (prior to eUniverse's acquisition of Case's Ladder) were fraudulently conveyed from Lessees in an effort to shield the assets from creditors, including the plaintiff. In January 2002, CLI entered into a settlement and release agreement ("Settlement Agreement") with plaintiff whereby, in exchange for a release of all claims against CLI and its affiliates (including the Company), CLI agreed to pay plaintiff (i) $75,000.00 due in six months from the date of the Settlement Agreement and payable in cash or Company common stock, and (ii) ten percent (10%) of gross proceeds from a sale of CLI by eUniverse, or a sale by CLI of all or substantially all of its assets, occurring within six (6) months from the date of the Settlement Agreement. The payments to be made by CLI under the Settlement Agreement are guaranteed by the Company.

         d) As previously disclosed, on July 6, 2001, Adolph Komorsky Investments, Inc. ("AKI"), an Illinois corporation with its principal place of business in Tarrytown, New York, filed a complaint against the Company in the Supreme Court of the State of New York, County of Westchester. AKI alleges that the Company breached a consulting agreement with AKI by failing and refusing to pay AKI $10,000.00 in cash and a warrant to purchase 100,000 shares of the Company's common stock. The Company has filed an answer to AKI's complaint denying AKI's allegations and asserting defenses to the claims including the failure of AKI to perform its obligations under the consulting agreement. The Company disputes AKI's alleged claims,
                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001


believes that they are without merit and intends to vigorously defend the action. There have been no material developments in this matter since the Company's last 10Q filing.

         e) On January 16, 2002, the Company was served with a patent infringement lawsuit filed against it by Tumbleweed Communications Corp. ("Tumbleweed") in the United States District Court for the Northern District of California (the "Tumbleweed Case"). The Amended Complaint filed by Tumbleweed alleges that online greeting products and services offered by the Company on certain of its websites infringe one or more claims of two patents held by Tumbleweed and respectively entitled "Private, Trackable URLs For Directed Document Delivery" (the "407 Patent") and "Electronic Document Delivery System In Which Notification Of Said Electronic Document Is Sent To A Recipient Thereof" (the "790 Patent"). On February 5, 2002, the Company filed an answer and counterclaim in the Tumbleweed Case denying Tumbleweed's allegations and seeking declaratory judgment from the Court to the effect that (i) the Company has not and does not infringe either the 407 or 790 Patents and (ii) the claims of the 407 and 790 Patents are invalid and unenforceable. In short, the Company disputes Tumbleweed's claims, believes that they are without merit, and will vigorously defend itself in the Tumbleweed Case.

Note 14: Equity Compensation Plan

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


                                                                   Nine Months Ended
                                                                       December 31,
                                                               ---------------------------
                                                               2001                   2000
                                                               ----                   ----

Marketing and Sales...........................                  --                 $ 297,065
Product Development...........................                  --                   (19,656)
General and Administrative....................                  --                  (164,598)
                                                            ----------             ---------
Total stock based compensation..........                        --                 $(112,811)
                                                            ==========             =========


                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001


STOCK OPTIONS:

Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 9,000,000 shares of common stock have been reserved for issuance under the Plan. Typically, options granted under the plan will vest ratably over 3 years with 1/3 vesting after 12 months and the remaining vesting in 1/12 increments each 3 months thereafter. During the quarter ended December 31, 2001, the Company granted 1,678,264 options. As of December 31, 2001, 8,721,354 options were outstanding at a weighted average price of $3.15 and 2,333,079 were exercisable at a weighted average price of $4.37. The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted. Since the company has granted all its stock options at an exercise price equal to or above the quoted market value on the measurement date, no compensation expense related to grants of stock options to employees has been recorded. Pursuant to FASB Interpretation No. 44, the Company accounts for its re-priced options as a variable plan. Compensation is measured as the difference between the fair market value and the exercise price of the option at the reporting period, recognized in the financial statements over the service period.

The Company issued 30,000 options to a consultant during the quarter ended December 2001. These are included in the aforementioned total options outstanding, total options vested, and their respective weighted average prices. These options have been valued at $72,639 in the financial statements using the Black Scholes option-pricing model with a risk free interest rate of 5.75%, a volatility of 88.7% with no expected dividend yield and a life of 24 months. 5,000 options vest immediately, with one half of the remaining options vesting in October 2002, and the remainder vesting in October 2003. The $72,639 is included in the deferred stock compensation cost as a contra-equity balance and will be amortized to stock compensation expense over a two year service period.

WARRANTS:

The Company has granted warrants to purchase common stock in connection with debt and services.

During the quarter ended December 31, 2001, in conjunction with Sony investment, the Company cancelled 1,101,260 warrants originally issued to New Technology Holdings in September 2000 at exercise prices ranging from $4.50 to $6.00. (See note 11, Business Combinations)
                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001


Also, The Company issued warrants for 93,056 shares of the Company's common stock at an exercise price of $1.75. The warrants have been valued at $110,073 in the financial statements using the Black Scholes option-pricing model with a risk free interest rate of 5.75%, a volatility of 100.1% with no expected dividend yield and a life of 24 months. The warrants become exercisable on January 9, 2003 and expire on January 9, 2005.

Warrants outstanding and exercisable as of December 31, 2001 were 1,898,771; with exercise prices ranging from $1.00 to $4.50 per share.

Note 15: Segment Information

Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company currently operates in two principal business segments globally. The Company does not allocate any operating expenses other than direct cost of sales to its Goods and Services segment, as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses is material in evaluating the segment's performance.

Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):


Three Months Ended December 31, 2001:

                                                          Media/        Products and
                                                        Advertising       Services           Total
                                                        -----------       --------           -----
Net sales                                                      6,190           3,939            10,129
Gross profit                                                   6,004           1,614             7,618

Three Months Ended September 30, 2001:

                                                          Media/        Products and
                                                        Advertising       Services           Total
                                                        -----------       --------           -----
Net sales                                                      5,061           1,642             6,703
Gross profit                                                   4,815           1,000             5,815


Revenue is attributed to individual countries according to the international online property that generated the revenue. Currently, the Company has no significant international revenues.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001



Note 16: Subsequent Events

The following events occurred subsequent to December 31, 2001:

     o On January 2, 2002, the Company, L90 Acquisition Corporation, a wholly-owned subsidiary of the Company, and L90, Inc. ("L90"), entered into an Agreement and Plan of Merger, dated as of January 2, 2002 (the "Merger Agreement"). Pursuant to the Merger Agreement, L90 Acquisition Corporation will be merged with and into L90, with L90 surviving as a wholly-owned subsidiary of the Company (the "Merger"). In connection with the Merger Agreement, William Apfelbaum, John Bohan, Mark Roah and C.J. Cardinali entered into voting agreements with the Company pursuant to which, among other things, they have agreed to vote in favor of the Merger and the Merger Agreement all shares of L90 Common Stock which they are entitled to vote.

         Pursuant to the Merger Agreement, following a special cash distribution by L90, the Company would acquire all of the outstanding shares of L90 at a price of approximately $0.20 per share or $5.1 million in the aggregate. The Company's net cash outflow, however, would be $2 million because L90 would leave $3.1 million in L90 as working capital. The Merger is subject to L90 shareholder approval and other customary closing conditions, including that there cannot have been any material adverse change in L90 or event likely to cause a material adverse change in L90. On January 28, 2002, the Company received a subpoena from the Securities Exchange Commission (the "SEC"), requesting documents relating to L90 in connection with an SEC investigation of L90. Shortly thereafter, the Company was made aware that the Nasdaq was also investigating L90. Neither the Company nor its anticipated acquisition of L90 appear in any way to be related to the matters that are being investigated by the SEC and Nasdaq. The Company intends to continue to monitor the SEC and Nasdaq investigations and will proceed with the L90 transaction only when and if these matters are resolved to its satisfaction.

     o In January 2002, the Company amended its agreement with SFX Entertainment, inc. Under the prior agreement, the Company was obligated to repay a note payable in equal monthly installments ending in August 2002. Under the new agreement, the Company will repay the note in eight quarterly payments of $107,560, which end in November 2003. The remaining principal balance and accrued interest due after the November payment is payable in January 2004. The total current portion of this debt is $290,524.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001


     o In January 2002, Case's Ladder, Inc. ("CLI"), a subsidiary of the Company, entered into a settlement agreement with Krausz Puente LLC for $75,000 due in six months from the settlement agreement payable in cash or stock and 10% of the gross proceeds of sale of CLI or substantially all of its assets within six months of the settlement agreement. The Company has accrued an estimate of the expenses related to this matter. (See Note 13 - Commitments and Contingencies,
         Item (c)).

     o On January 16, 2002, the Company was served with a patent infringement lawsuit by Tumbleweed Communications Corporation. The Company disputes the claims, believes they are without merit and will vigorously defend itself. (See Note 13 - Commitments and Contingencies, Item (e)).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for the current quarter reflect the consolidated operations of eUniverse, Case's Ladder and Gamer's Alliance. Results for the comparable period in 2000 include those of eUniverse, Case's Ladder, Gamer's Alliance and Big Network 1999. Big Network ceased operations during the quarter ended March 31, 2001. As previously disclosed, effective October 10, 2000 the assets of CD Universe were sold to CLBL, Inc., and the results of that segment are treated as a discontinued operation in the financial statements. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

L90 MERGER

         In January 2002, we entered into an Agreement and Plan of Merger with L90. In connection with the Merger Agreement, William Apfelbaum, John Bohan, Mark Roah and C.J. Cardinali entered into voting agreements with eUniverse pursuant to which, among other things, they have agreed to vote in favor of the Merger and the Merger Agreement all shares of L90 Common Stock which they are entitled to vote.

         Following a special cash distribution by L90, eUniverse would acquire all of the outstanding shares of L90 at a price of approximately $0.20 per share or $5.1 million in the aggregate. Our net cash outflow, however, would be $2 million because L90 would leave $3.1 million in L90 as working capital. The Merger is subject to L90 shareholder approval and other customary closing conditions, including that there cannot have been any material adverse change in L90 or event likely to cause a material adverse change in L90.

         On January 28, 2002, we received a subpoena from the SEC, requesting documents relating to L90 in connection with an SEC investigation of L90. Shortly thereafter, we were made aware that the Nasdaq was also investigating L90. Neither eUniverse nor its anticipated acquisition of L90 appear in any way to be related to the matters that are being investigated by the SEC and Nasdaq. We intend to continue to monitor the SEC and Nasdaq investigations and will proceed with the L90 transaction only when and if these matters are resolved to our satisfaction.

RESULTS OF OPERATIONS - QUARTER AND NINE MONTHS ENDED DECEMBER 31, 2001 VS. 2000

NET REVENUES

                            Three Months Ended December 31,
                            --------------------------------
                            2001        2000        % CHANGE
                            ----        ----        --------
                                    (IN THOUSANDS)
Revenues:
   Media/advertising       $ 6,358     $4,566           39%
   Products and services   $ 3,770     $    0           NA

      Total Revenues       $10,129     $4,556          122%


                             Nine Months Ended December 31,
                           ----------------------------------
                            2001        2000        % CHANGE
                            ----        ----        --------
                                    (IN THOUSANDS)
Revenues:
   Media/advertising       $16,469     $11,429          44%
   Products and services   $ 5,412     $     0          NA

      Total Revenues       $21,881     $11,429          91%

Media/advertising

         Media/advertising includes revenues generated by the sale of banner, button, pop-up, text link, opt-in/out and email advertisement products in Company's newsletters, email campaigns, Flowgo Refer-It and the network.

         The duration of the Company's advertising commitments generally range from one week to three months, and the Company enters into Cost Per Click (CPC), Cost Per Impressions (CPM) and Cost Per Acquisition (CPA) agreements with its customers.

         We recognize as revenues the amount paid to us upon the delivery and fulfillment of advertising, provided that the collection of the resulting receivable is probable.

         Media/Advertising revenue increased by 39% to $6.4 million, or 63% of total revenues, in the third quarter, from $4.6 million, or 100% of total revenues, for the same period in 2000 and increased by 44% to $16.5 million, or 75% of total revenues, in the first nine months, from $11.4 million, or 100% of total revenues, for the same period in 2000. The increases were attributable to revenue from further expansion of our advertising customer base, the introduction of new revenue generating advertising tools and certain acquisitions that have occurred in the past year.

         For the nine months ended December 31, 2001, the top 5 customers made up 62% of media/advertising revenue, up from 35% the prior year. This increase is due to the Company putting an increased focus on attracting larger and more stable customers with correspondingly larger advertising budgets. The Company has also focused on diversifying its revenue base by launching its products and services segment. As a percentage of total revenue, which includes the Products and Services segment, the top 5 customers for the nine months ended December 31, 2001 made up only 44% of the total.

Products and Services

         We introduced a non-ad based business segment Products and Services in the second quarter. This segment includes revenues generated by the online dating site Cupid Junction, sales of various e-commerce products and services fulfilled through unaffiliated suppliers, and operation of various skilled gaming sites. These initiatives have enabled the Company to diversify the revenue base beyond advertising. Cupid Junction sells credits which customers use to contact potential dates and AllyoucanInk sells various ink jet cartridges. Revenues from Products and Services for the third quarter were $3.8 million, or 37% of total revenues. Revenues from Products and Services for the nine months ending December 2001 were $5.4 million, or 25% of total revenues.

         No single customer makes up a significant percentage of Products and Services revenue, as this segment serves primarily consumers.

         Revenue also includes barter and non-cash advertising where we exchange advertising on our network for similarly valued online advertising or other services, or in exchange for equity ownership in the partner. The Company had no barter transactions in the current quarter. In the first nine months, barter transactions increased to $325,000, or 1% of total revenues, up from $125,000, or 2% of total revenues in the same period in 2000.

         We expect that advertising revenues will continue to grow as a result of our initiatives to expand and diversify our customer base as well as directing website traffic to recently acquired sites and pursuing cross-marketing opportunities with these sites. Additionally, the Company plans to increase its revenue by growing its user base through partnerships and acquisitions. Further, the Company began diversifying its revenue mix by introducing non-ad based products and services, such as the dating service and e-commerce business, and expects to continue growing these businesses and expanding its non-advertising based offerings.

OPERATING COSTS

         Our operating costs were as follows for the periods indicated:

                                        Three Months Ended December 31,
                                     --------------------------------------
                                     2001             2000         % Change
                                     ----             ----         --------
                                        (IN THOUSANDS)
Operating costs:
Cost of revenues .................  $2,510           $  345           628%
Sales and marketing ..............  $1,251           $1,950           (36%)
Product development ..............  $1,837           $1,026            79%
General and administrative .......  $2,255           $1,097           106%
Amortization of goodwill and other
intangibles, stock compensation
and other ........................  $  371           $2,894           (87%)

Total Operating Costs ............  $8,224           $7,312            12%


                                         Nine Months Ended December 31,
                                    ---------------------------------------
                                     2001             2000         % Change
                                     ----             ----         --------
                                        (IN THOUSANDS)
Operating costs:
Cost of revenues .................  $ 3,601           $ 1,557         131%
Sales and marketing ..............  $ 4,270           $ 6,793         (37%)
Product development ..............  $ 4,651           $ 2,781          67%
General and administrative .......  $ 5,422           $ 3,407          59%
Amortization of goodwill and other
intangibles, stock compensation
and other ........................  $   710           $ 6,821         (90%)

Total Operating Costs ............  $18,654           $21,359         (13%)

Cost of Revenues

         Cost of revenues consists of fees paid to third parties for media properties, license arrangements, ad revenue sharing arrangements for content and other service providers and cost of products for the commerce business.

         Cost of revenues increased by 628% to $2.5 million, or 25% of total revenues, in the second quarter, from $345,000, or 8% of total revenues, for the same period in 2000 and increased by 131% to $3.6 million, or 16% of total revenues, in the first nine months, from $1.5 million, or 14% of total revenues, from the same period in 2000. Cost of revenues in the third quarter increased primarily as a result of an increase in sales of various products and services in the e-commerce business. We expect cost of revenues to moderately increase as a percentage of revenues as the company builds it suite of products and services.

         In the products and services segment, there exists a significant concentration risk in our inkjet cartridges business. We use a single supplier and fulfillment provider for our entire inkjet cartridge inventory, however we plan to add additional suppliers to reduce this risk.

Sales and Marketing

         Sales and marketing costs consist primarily of promotional and advertising costs, personnel costs, commissions, agency and consulting fees, and allocated overhead costs such as computer systems and facilities. The Company has a direct sales force that sells our inventory of advertisements to advertisers and advertising agencies.

         Sales and marketing costs decreased by 36% to $1.3 million, or 12% of total revenues, in the third quarter, from $2.0 million, or 43% of total revenues, for the same period 2000 and decreased by 37% to $4.3 million, or 20% of total revenues in the first nine months, from $6.8 million, or 59% of total revenues, for the same period 2000. The decrease was primarily due to the restructuring of web site development revenue-sharing contracts the Company completed in the fourth quarter 2001, which significantly reduced the commission payouts to content creators.

         Specific changes for the quarter over the same period last year include the following: a decrease in commissions to content creators of $1.0 million due to the aforementioned restructuring of content creator commissions, a decline in bad debt expense of $131,000 due to increased collections activity, and reduced consulting services of $71,000. These were partially offset by an increase in public relations, advertising and promotion of $285,000 and an increase in salaries of $216,000.

         Specific changes for the first nine months over the same period last year include the following: a decrease in commissions to content creators of $3.0 million, a decrease in consulting services of $312,000 partially offset by an increase in salaries of $644,000.

         Advertising/Promotion expense for the third quarter was $297,000, which included $220,000 of online email advertising and amortization of warrants related to marketing agreements. For the prior year, advertising/promotion expense was $66,000, which included no barter expense.

         Stock-based compensation expenses of approximately $0 and $297,000 for the nine months ended December 2001 and 2000, respectively, are excluded from sales and marketing costs and shown separately in the financial statements.

         We plan to continue to expand our direct sales force to support increased revenues and to focus on larger and longer-term customers.

Product Development

         Product development expenses consist of payroll and related expenses for developing and maintaining the Company's web sites and supporting technology. Product and development costs increased by 79% to $1.8 million, or 18% of total revenues, in the third quarter, from $1.0 million, or 23% of total revenues, for the same period in 2000 and increased by 67% to $4.7 million, or 21% of total revenues in the first nine months, from $2.8 million, or 24% of total revenues, for the same period in 2000. The increases were primarily a result of growth in salaries, consulting costs and related hosting costs due to our rapid expansion in network traffic and website development. Stock-based compensation expenses of approximately $0 and $(20,000) for the nine months ended December 2001 and 2000, respectively, are excluded from product development costs and shown separately in the financial statements.

         Specific changes for the quarter over the same period last year include the following: increase in payroll and related costs of $369,000, increase in facilities and Internet fees of $314,000 and an increase in consulting services of $122,000.

         Specific changes for the first nine months over the same period last year include the following: increase in payroll and related costs of $888,000, increase in facilities and Internet fees of $1,043,000 and a decrease in consulting services of $58,000.

         We anticipate that product development costs will continue to increase in the short term due to an increase in compensation expenses for design and development of new products and services and that Internet costs will increase commensurate with our revenue and traffic increases, however, in the long term, we should achieve economies of scale as our revenues increase from these new offerings.

General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, finance, legal and administrative personnel, recruiting, professional fees and other general corporate expenses.

         General and administrative costs increased by 106% to $2.3 million, or 22% of total revenues, in the second quarter, from $1.1 million, or 24% of total revenues, for the same period in 2000 and increased by 59% to $5.4 million, or 25% of total revenues, in the first nine months, from $3.4 million, or 30% of total revenues, for the same period in 2000. The increases were due primarily to growth in the number of administrative personnel, expansion of facilities and computer systems, and an increase in legal and consulting services to support the growth of our operations and infrastructure.

         Specific increases for the quarter over the same period last year include the following: payroll and related costs of $344,000, consulting services of $78,000, outside legal services of $549,000, and other office, depreciation and facility expense of $187,000.

         Specific increases for the first nine months over the same period last year include the following: payroll and related costs of $762,000, consulting services of $252,000, outside legal services of $678,000, other office, depreciation and facility expense increases of $412,000 partially offset by declines in recruiting and other expenses of $90,000.

         Stock-based compensation expenses of approximately $0 and $(165,000) for the nine months ended December 2001 and 2000, respectively, are excluded from general and administrative costs and shown separately in the financial statements.

         We anticipate that general and administrative costs will experience moderate increases in absolute dollars, but will continue to decline as a percentage of total revenues as the Company realizes the benefits of operating leverage over the next several quarters.

Amortization of Goodwill and Other Intangible Assets


                                                       Three Months Ended December 31,
                                                       --------------------------------
                                                       2001      2000        % Change
                                                       ----      ----        --------
                                                       (IN THOUSANDS)
      Amortization of goodwill and other intangibles   $178      $632         (72%)


                                                       Nine Months Ended December 31,
                                                       --------------------------------
                                                       2001        2000      % Change
                                                       ----        ----      --------
                                                       (IN THOUSANDS)
      Amortization of goodwill and other intangibles   $226       $1,774       (87%)


         The Company adopted FAS141 and FAS142 effective April 1, 2001 and accordingly, there was a minimal cost of $178,000 associated with amortization of goodwill and other intangibles for the quarter ending December 31, 2001, as compared to a cost of $632,000 for the same period in 2000. In accordance with the new accounting standards the Company will evaluate the purchased goodwill and other intangible amounts for potential impairment on an at least an annual basis or upon the occurrence of a material adverse event in accordance with FAS141 and FAS142. Amortization of goodwill and acquisition-related intangible assets for the quarter ending December 31, 2000 reflects the stock acquisitions of CD Universe, Case's Ladder, Gamer's Alliance, Big Network, Pokemon Village, Falcon Ventures and the asset acquisitions of Funone and Dustcloud.

STOCK-BASED COMPENSATION

         Stock-based compensation is comprised of the portion of acquisition related consideration conditioned on the continued tenure of key employees, which must be classified as compensation expense under generally accepted accounting principles. Additional stock-based compensation is recorded for stock price fluctuations that affect compensation expense for options that were re-priced in December 1999.

                                    Three Months Ended December 31,
                                    --------------------------------
                                    2001        2000       % Change
                                    ----        ----       --------
                                    (IN THOUSANDS)
Stock-based Compensation             $0         $200          NM


                                     Six Months Ended September 30,
                                    --------------------------------
                                    2001        2000       % Change
                                    ----        ----       --------
                                    (IN THOUSANDS)
Stock-based Compensation             $0        $(113)         NM


         There was no cost associated with stock compensation for the quarter and nine months ending December 31, 2001, as compared to $200,000 and $(113,000) for the same periods in 2000 due to our stock price trading at less than the weighted average price of the re-priced options outstanding for the periods.

INTEREST AND OTHER INCOME, NET

                                              Three Months Ended December 31,
                                             --------------------------------
                                             2001        2000       % Change
                                             ----        ----       --------
                                             (IN THOUSANDS)
Interest income                             $  14        $     5       170%
Interest and other financing expenses       $(207)       $(2,068)      (90%)


                                             Nine Months Ended September 31,
                                            ---------------------------------
                                            2001         2000     % Change
                                            ----         ----     --------
                                            (IN THOUSANDS)
Interest income                            $  14       $    17      (17%)
Interest and other financing expenses      $(502)      $(4,950)     (90%)

         Interest and financing expense decreased 90% to $207,000 in the third quarter, from $2.0 million in the same period in 2000 and decreased by 90% to $497,000 in the first nine months, from $4.9 million, from the same period in 2000. The prior periods included financing charges of $2.2 million related to the issuance of warrants in September 2000 in connection with short-term loans provided during the period by New Technology Holdings a/k/a 550 Digital Media Ventures (an affiliate of Sony); VideoGame Partners $1.8 million, and $800,000 related to the issuance of warrants in connection with other financing. The remaining expense includes interest on notes to certain content creators and New Technology Holdings, SFX, and VideoGame Partners notes.

INCOME TAXES

         Due to operating losses incurred since inception, we did not record a provision for income taxes in the quarters ending December 31, 2001 and 2000. As of March 31, 2001, the balance of net deferred tax assets was $15,166,000. Utilization of the Company's net operating loss carry forwards, which begin to expire in 2020, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding reliability of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

NET INCOME

                          Three Months Ended December 31,
                        ------------------------------------
                         2001           2000        % Change
                         ----           ----        --------
                            (in thousands)
Net Income (Loss)       $2,009         $(3,058)       NM


                           Nine Months Ended December 31,
                        ------------------------------------
                         2001           2000        % Change
                         ----           ----        --------
                            (in thousands)
Net Income (Loss)       $3,255       $(23,848)         NM

         For quarter ended December 31, 2001, the Company reported net income of $2.0 million compared to a loss of $3.1 million for the same period in 2000, and for the nine months ended December 31, 2001, the Company reported net income of $3.3 million compared to a loss of $23.8 million for the same period in 2000.

         We expect a continued increase in net income as our business continues to expand, and our operating costs to decrease as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

         Since April 14, 1999, the Company has satisfied its cash requirements primarily through private placements of equity securities (including the $6.3 million net proceeds raised in April 1999 and $5 million from the Sony transaction in October 2001) and short-term loans; and cash flow from sales of web site banner and button advertisements, personalized email campaigns, newsletters, rich media including pop-up ads and, prior to the discontinuation of CD Universe, from the sale of music CD's and videos. The Company has also generated cash flow from its recently launched products and services segment.

         Net cash provided/(used) by operating activities was $4.9 million and ($6.5) million for the nine months ended December 31, 2001 and 2000, respectively.

         Net operating cash flows for the nine months ended December 31, 2001 consist of $3,256,000 net income; non-cash expenses including depreciation and amortization of $449,000; bad debt charges of $354,000; stock and warrants granted to consultants and affiliates of $343,000; warrants granted to Series A shareholders for approval of the Sony transaction of $110,000; a net increase in payables and other current liabilities of $1,030,000; and other activity of $138,000. These increases in operating cash flows were partially offset by an increase in receivables and other current assets of $779,000. Net cash used in operating activities for the prior year were due to net losses, increases in current assets, offset by increases in current liabilities and by non-cash charges for depreciation and amortization.

         Net cash used/(provided) in/(by) investing activities was $2,000,160 and ($474,000) for the nine months ended December 31, 2001 and 2000, respectively. In the current period, $944,000 was used to purchase various databases of subscribers; $670,000 for the purchase web sites and related assets; and $386,000 for the purchase of computer and other fixed assets. Net cash provided by investing activities for

2000 included the sale of CD Universe for $1,000,000; offset by $318,000 in fixed asset purchases and $208,000 for other assets and deposits.

         Net cash provided by financing activities was $4,585,000 and $3,966,000 for the nine months ended December 31, 2001 and 2000 respectively. The
$4.6 million resulted from proceeds of $5,000,000 from the sale of Preferred Series B shares to 550 Digital Media on October 23, 2001; partially offset by payments of obligations. Net cash provided in the prior period of $3,966,000 million resulted from proceeds of short-term loans from new investors.

         As of December 31, 2001, the Company's principal commitments include obligations for leases amounting to approximately $425,000, annually. Continued acquisitions and investments may also require future capital expenditures.

         On July 13, 2001, the Company entered into a Stock Purchase Agreement by which 550 Digital Media Ventures Inc., an affiliate of Sony Music Entertainment Inc., agreed to invest $5 million in the Company in exchange for issuance by the Company of shares of Series B Senior Convertible Preferred Stock (the Series B Preferred), at a purchase price of $2.60 per share. Further information on this transaction and certain related transactions (including the Company's acquisition of Infobeat) are included in the Recent Transactions section of the Company's Form 10-K/A for fiscal year 2001 filed on July 30, 2001. For the year ending December 31, 2000, Infobeat generated $2.7 million in revenue and incurred a net loss of $16.8 million. The closing of the funding occurred as of October 23, 2001. Pursuant to the terms of the transaction, payments on a short term loan for $2,289,000 were deferred until March 2003 with certain conversion rights into equity.

         A $2.5 million advance from 550 Digital Media Ventures was converted to equity pursuant to the closing of the transaction as of October 23, 2001. Pursuant to the Stock Purchase Agreement, 550 Digital Media Ventures invested the remaining $2.5 million in exchange for Series B Convertible Preferred Stock of the Company.

         The Company expects that it will have adequate working capital for the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         eUniverse places its cash and cash equivalents in banks with high quality standards. Cash investments consist of high quality overnight investments that bear immaterial exposure to interest rate fluctuations.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As previously disclosed, on April 23, 2001, EP Opportunity Fund LLC and EP Opportunity Fund International, Ltd. (the "EP Funds") filed a Demand for Arbitration against Entertainment Universe, Inc. ("EUI"), a wholly owned subsidiary of the Company, and Brad Greenspan, Chairman and CEO of the Company, with the American Arbitration Association in Chicago, Illinois ("AAA Arbitration"). The EP Funds asserted breach of contract, fraud and related claims, alleging that the Company and Greenspan breached a fully executed Series A preferred stock subscription agreement and related agreements by (i) failing to register the common stock underlying the preferred stock held in the EP Funds' names and (ii) refusing to issue unrestricted common shares to the EP Funds pursuant to notices of conversion of preferred stock delivered to the Company. The EP Funds claim in excess of $250,000.00 in damages. The EP Funds' preferred stock has since been converted into common shares. The AAA Arbitration hearing has been scheduled to begin on April 30, 2002.

         On December 6, 2001, the Company filed a lawsuit against the EP Funds in Los Angeles Superior Court (the "California Action") for, among other things, breach of an agreement by the EP Funds to arbitrate any dispute arising out of their investment in the Company in a location of the Company's choice and in accordance with the dispute resolution rules of the National Association of Securities Dealers ("NASD"). On January 29, 2002, the Court denied the Company's motion to compel the EP Funds to arbitrate their dispute in Los Angeles under NASD rules and to stay the AAA Arbitration. The Company will, therefore, vigorously defend itself in the AAA Arbitration while maintaining its objection to the AAA's jurisdiction over this matter. With respect to the California Action, the EP Funds have challenged the jurisdiction of the Los Angeles Superior Court over the Funds and the Company has opposed the EP Funds' motion to quash service of summons based on the alleged lack of jurisdiction. Whether and how the California Action will proceed will be determined upon resolution of the issue of jurisdiction. In any event, and as previously stated, the Company disputes the EP Funds' alleged claims and believes that they are without merit. The Company also intends to vigorously pursue its claims against the EP Funds in the most expedient and effective forum available.

         As previously disclosed, on May 1, 2001, Krausz Puente LLC, a California limited liability company, served a Fourth Amended Complaint in the case of Krausz Puente LLC v. slam.site, Inc., et al., pending in the California Superior Court for the County of Los Angeles ("Krausz Litigation"), upon Case's Ladder, Inc., a California corporation and a subsidiary of the Company. Case's Ladder was previously named in this case as "Doe 1." The Krausz Litigation primarily concerns breach of a lease obligation by third-party companies ("Lessees") owned by certain former shareholders of Case's Ladder. The plaintiff added Case's Ladder as a defendant in the Krausz Litigation because it contended that certain assets transferred into Case's Ladder at the time of its incorporation (prior to eUniverse's acquisition of Case's Ladder) were fraudulently conveyed from Lessees in an effort to shield the assets from creditors, including the plaintiff. In January 2002, CLI entered into a settlement and release agreement ("Settlement Agreement") with plaintiff whereby, in exchange for a release of all claims against CLI and its affiliates (including the Company), CLI agreed to pay plaintiff (i) $75,000.00 due in six months from the date of the Settlement Agreement and payable in cash or Company common stock, and (ii) ten percent (10%) of gross proceeds from a sale of CLI by eUniverse, or a sale by CLI of all or substantially all of its assets, occurring within six (6) months from the date of the Settlement Agreement. The payments to be made by CLI under the Settlement Agreement are guaranteed by the Company.

         As previously disclosed, on July 6, 2001, Adolph Komorsky Investments, Inc. ("AKI"), an Illinois corporation with its principal place of business in Tarrytown, New York, filed a complaint against the Company in the Supreme Court of the State of New York, County of Westchester. AKI alleges that the Company breached a consulting agreement with AKI by failing and refusing to pay AKI $10,000.00 in cash and a warrant to purchase 100,000 shares of the Company's common stock. The Company has filed an answer to AKI's complaint denying AKI's allegations and asserting defenses to the claims including the failure of AKI to perform its obligations under the consulting agreement. The Company disputes AKI's alleged claims, believes that they are without merit and intends to vigorously defend the action. There have been no material developments in this matter since the Company's last 10Q filing.

         On January 16, 2002, the Company was served with a patent infringement lawsuit filed against it by Tumbleweed Communications Corp. ("Tumbleweed") in the United States District Court for the Northern District of California (the "Tumbleweed Case"). The Amended Complaint filed by Tumbleweed alleges that online greeting products and services offered by the Company on certain of its websites infringe one or more claims of two patents held by Tumbleweed and respectively entitled "Private, Trackable URLs For Directed Document Delivery" (the "407 Patent") and "Electronic Document Delivery System In Which Notification Of Said Electronic Document Is Sent To A Recipient Thereof" (the "790 Patent"). On February 5, 2002, the Company filed an answer and counterclaim in the Tumbleweed Case denying Tumbleweed's allegations and seeking declaratory judgment from the Court to the effect that (i) the Company has not and does not infringe either the 407 or 790 Patents and (ii) the claims of the 407 and 790 Patents are invalid and unenforceable. In short, the Company disputes Tumbleweed's claims, believes that they are without merit, and will vigorously defend itself in the Tumbleweed Case.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         As of October 22, 2001, the Company issued, in the aggregate, 93,056 warrants to certain of its Series A Preferred Shareholders in consideration for their consent to delay conversion rights with respect to certain of the Series A Preferred and amendment of the conversion price of the Series A Preferred. (See
Part II, Item 4 for a more detailed description.)

         On October 22, 2001, an aggregate of 50,000 shares of eUniverse common stock were issued to certain former shareholders of The Big Network, Inc. pursuant to an Amended and Restated Settlement and Release Agreement dated as of June 1, 2001 by and among the Company, Brad D. Greenspan, individually and as Chairman of the Board of Directors and Chief Executive Officer of the Company, and Michael Sellers, as authorized representative on behalf of all of the former shareholders of The Big Network, Inc., in connection with settlement of three previously disclosed lawsuits involving the Company, Brad D. Greenspan and certain former shareholders of The Big Network, Inc. pending in Alameda County, California. The shares issued were valued at $105,000 based on the closing sale price of the Company's common stock on May 31, 2001, the date that the Company's Board of Directors approved the settlement agreement.

         As of November 26, 2001, the Company purchased the assets of VIZX Corporation known as eMusicGames.com and SportsTriviaClub.com in exchange for, inter alia, 30,349 shares of the Company's common stock valued at $100,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         As of October 22, 2001, the Company received the requisite consent of at least 75% of the shares of its Series A 6% Convertible Preferred Stock (the "Series A Preferred") and at least 75% of the holders of its Series A Preferred (the "Series A Preferred Stockholders) to delay the conversion rights with respect to certain of the Series A Preferred and amendment of the conversion price of the Series A Preferred. In consideration for the consent by the Series A Preferred Stockholders to the foregoing items, together with approval of the Stock Purchase Agreement by and between the Company and 550 Digital Media Ventures, Inc. ("550 DMV") and the Share Purchase Agreement by and among the Company, Indimi, L.L.C., Indimi Inc., 550 DMV and Sony Music Entertainment Inc. as described in the Company's Form 10-Q filed with the SEC on November 14, 2001, the Company issued to each consenting Series A Preferred Stockholder warrants with a cashless exercise price to purchase the number of shares of the Company's common stock equal to 10% of the number of shares of Series A Preferred held by the stockholder, at an exercise price of $1.75 per share, exercisable for a two-year period beginning twelve months after the filing of the amendment to the Series A Preferred Certificate of Designation called for by the consent. As further consideration for the Series A Preferred Stockholders' consent, the conversion price of the Series A Preferred will be subject to a weighted average adjustment to reduce dilution in the event that the Company issues additional equity securities at a purchase price below the applicable conversion price for the Series A Preferred.

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

10.50 --   Employment Agreement by and between eUniverse, Inc. and Will Griffin, dated as of September 1, 2000.(11)
10.51 --   eUniverse, Inc. Common Stock Purchase Warrant to VideoGame Partners, LLP, dated
           September 8, 2000.(12)
10.52 --   Stock Purchase Agreement by and between eUniverse, Inc. and 550 Digital Media
           Ventures, Inc., dated as of July 13, 2001.(13)
10.53 --   Share Purchase Agreement by and among eUniverse, Inc., Indimi, L.L.C., Indimi, Inc.,
           550 Digital Media Ventures, Inc. and Sony Music Entertainment, Inc., dated as of
           July 13, 2000.(13)
10.54 --   Certificate of Designation of Series B Convertible Preferred Stock of eUniverse,
           Inc., dated October 19, 2001.(14)
10.55 --   Registration Rights Agreement by and between eUniverse, Inc. and 550 Digital Media
           Ventures Inc., dated as of October 23, 2001.(14)
10.56 --   Letter agreement by and between eUniverse, Inc. and 550 Digital Media Ventures
           Inc., dated as of October 23, 2001, regarding amendment of that certain Secured
           Note and Warrant Purchase Agreement dated September 6, 2000.(14)
10.57 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Nicholas Agriogianis, dated
           April 4, 2001.(15)
10.58 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Marci Zaroff, dated April 4, 2001.*
10.59 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Saggi Capital Corp., dated
           September 25, 2001.(15)
10.60 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Bridge Ventures, Inc., dated September 25, 2001.(15)
10.61 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Nicholas Agriogianis, dated
           September 25, 2001.(15)
10.62 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Marci Zaroff, dated
           September 25, 2001.(15)
10.63 --   Agreement and Plan of Merger, dated as of January 2, 2002, by and among eUniverse,
           Inc., a Nevada corporation, L90 Acquisition Corporation, a Delaware corporation, and L90, Inc., a Delaware corporation.(16)
10.64 --   Form of Voting Agreement between eUniverse, Inc. and each of William
           Apfelbaum, John Bohan, Mark Roah and C.J. Cardinali.(16)
10.65 --   Form of Warrant issued to certain eUniverse, Inc. Series A Preferred Stockholders as of
           October 22, 2001.*
21.01 --   Subsidiaries of eUniverse, Inc.(5)


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

(11) Incorporated by reference to eUniverse's Form S-3 filed on December 8, 2000.

(12) Incorporated by reference to eUniverse's Form 10-Q filed on February 14, 2001.

(13) Incorporated by reference to eUniverse's Form 10-K filed on July 16, 2001.

(14) Incorporated by reference to eUniverse's Form 8-K filed on November 7, 2001.

(15) Incorporated by reference to eUniverse's Form 10-Q filed on November 14, 2001.

(16) Incorporated by reference to eUniverse's Form 8-K filed on January 10, 2002.



(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed by the Company with the SEC on November 7, 2001 to report the closing of the Stock Purchase Agreement dated as of July 13, 2001 by and between the Company and 550 Digital Media Ventures Inc. ("550 DMV") and the Share Purchase Agreement dated as of July 13, 2001 by and among the Company, Indimi Inc., Indimi, L.L.C., 550 DMV and Sony Music Entertainment Inc.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          eUNIVERSE, INC.
                                          Registrant

Dated:  February 14, 2002                 By  /s/ JOSEPH L. VARRAVETO
                                            ---------------------------------
                                            Joseph L. Varraveto
                                            Chief Financial Officer
                                            (Principal Financial Officer)
                                            and Registrant's Authorized Officer