Form 10-K
period 2002-03-31
EUNIVERSE INC
filed 2002-07-02
CIK 1088244

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

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


                    6060 Center Drive, Los Angeles, CA 90045
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (310) 215-1001

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.001 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of May 31, 2002, there were 23,566,696 shares of the Registrant's common stock outstanding. As of May 31, 2002, the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq Small Cap Market on May 31, 2002) was approximately $144,463,846. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                 eUniverse, Inc.

          Annual Report on Form 10-K for the Year Ended March 31, 2002

                                TABLE OF CONTENTS


                                                                   Page
                                                                 ---------
PART I.
Item 1.      Business...........................................     1
             Factors Affecting eUniverse's Business, Operating
                Results, and Financial Condition................     7
Item 2.      Facilities.........................................    10
Item 3.      Legal Proceedings..................................    10
Item 4.      Submission of Matters to a Vote of Security Holders    11

PART II.
Item 5.      Market for Registrant's Common Equity and Related
                   Stockholder Matters .........................    12
Item 6.      Selected Financial Data............................    14
Item 7.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..........    15
Item 7A.     Quantitative and Qualitative Disclosures About
                   Market Risk..................................    23
Item 8.      Financial Statements and Supplementary Data........    23
Item 9.      Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure..........    23

PART III.
Item 10.     Directors and Executive Officers of the Registrants    24
Item 11.     Executive Compensation.............................    26
Item 12.     Security Ownership of Certain Beneficial Owners and
                   Management...................................    30
Item 13.     Certain Relationships and Related Transactions.....    31

PART IV.
Item 14.     Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K...........................   32
             Signatures

                                     PART I

         Information contained in this Annual Report on Form 10-K (Form 10-K) for eUniverse, Inc. (referred to herein as eUniverse or the Company) contains projections or other forward-looking statements regarding future events or the future financial performance of eUniverse. Sentences or phrases that use such words as believes, anticipates, should, plans, may, hopes, can, will, expects, is designed to, with the intent, potential and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. We wish to caution you that these statements are only predictions and that actual events or results may differ materially. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those contained in our projections or forward-looking statements, including, among others, potential fluctuations in quarterly results, rapid technological and market change, acquisition strategy, risks associated with Internet infrastructure, volatility of stock price, financial risk management, and future growth subject to risks. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Factors Affecting eUniverse's Business, Operating Results, and Financial Condition beginning on page 7 of this Form 10-K. Unless required by law, the Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.  Business

Overview

         eUniverse operates a network of Web sites and email newsletters that provides millions of users with compelling entertainment content as well as products and services. The network garners on average more than 20million unique monthly visitors and more than 50 million subscribers to its network of email newsletters. During fiscal 2002, eUniverse was consistently ranked as one of the Top 15 most visited properties on the Internet by the leading ratings services.

         The eUniverse network includes Flowgo (www.Flowgo.com), the largest entertainment Web site according to Nielsen//Netratings; comedy site Madblast (www.madblast.com); dating site Cupid Junction (www.cupidjunction.com); health and fitness site Fitness Heaven (www.fitnessheaven.com) and one of the largest email newsletter networks, delivering entertainment and informative content to millions of opt-in subscribers with such titles as Infobeat, IntelligentX and GossipFlash. Similar to a television network, eUniverse continually adds new programming that provides its users with the products and entertainment that keeps them coming back for more.

         In fiscal year 2002, the company's revenue was generated from combination of paid third-party advertising on our network of sites and from our suite of proprietary products and services. The company's proprietary products and services include offerings in the lifestyle, fitness, health, entertainment and impulse merchandising categories. We offer advertising opportunities on Web pages, through email newsletters, direct email placement and other proprietary content. Revenues from our proprietary products and services are generated primarily from subscriptions, activity based items and purchases of merchandise. The company generally acquires the merchandise it sells from suppliers on a just-in-time basis.

General Development of the Business

         Entertainment Universe, Inc. was founded in February 1999 by Brad D. Greenspan for the purpose of developing and acquiring entertainment-related Internet businesses. Motorcycle Centers of America , Inc., was a Nevada corporation with no significant operations or revenue since 1995, whose shares were publicly traded on the OTC Bulletin Board. In March 1999, Entertainment Universe and Motorcycle Centers entered into a letter of intent to undertake a reorganization under which the holders of Entertainment Universe common stock would exchange their Entertainment Universe shares for shares of Motorcycle Centers common stock on a one-to-one basis. On April 14, 1999, the reorganization was completed. As a result of the reorganization, Entertainment Universe shareholders owned 92% of Motorcycle Center's shares common stock and Entertainment Universe became a wholly owned subsidiary of Motorcycle Centers. The reorganization was an arms-length transaction between unrelated parties.

         Also on April 14, 1999 but immediately prior to the closing of the reorganization, Entertainment Universe sold 1,795,024 of Series A Convertible Preferred Stock in a private offering under Regulation D of the Securities Act of 1933, raising approximately $6.5 million, before costs were deducted. In connection with the reorganization, the holders of the Entertainment Universe A Convertible Preferred Stock exchanged their shares, on a one-to-one basis, for shares of Motorcycle Centers convertible preferred stock which have equivalent rights and preferences.

         Entertainment Universe used $1.9 million of the preferred stock offering proceeds (plus 2,425,000 shares of common stock with a fair market value of $7,275,000) to acquire CD Universe. The consideration paid was based upon negotiations between two parties. This was an arms length transaction between unrelated parties. CD Universe is a Connecticut corporation engaged in the business of selling audio CD's and videotapes over the Internet. Concurrently with the closing of the reorganization, Entertainment

Universe distributed its asset, the capital stock of CD Universe, to its sole shareholder, Motorcycle Centers, the parent entity following the reorganization, changed its name to eUniverse, Inc.

         Throughout fiscal 2000, the Company acquired a series of gaming (Cases Ladder, Inc., Gamers Alliance, Inc., Falcon Ventures Corporation) and content (Funone.com and Justsaywow) properties with the intent to develop an operating enterprise that could leverage the user traffic of gaming and content with the product offerings CD Universe.

         During fiscal 2002, the Company continued to acquire content sites (Send4fun.com, Debsfunpages and Spreadingjoy.com) and develop its core user audience. Additionally, in early fiscal 2001 the company launched Flowgo.com, which has gone onto become the most frequented entertainment site on the Internet, according to Nielsen/Netratings. With the acquisition and introduction of these sites, the Company began to quickly ascend in the user traffic rankings becoming one of the top 15 most frequented sites by the end of the fiscal year, according Nielsen/Netratings.

         During October 2000, the Company decided to dispose of the retail products segment (CDUniverse) of its business. The company received $1 million in exchange for the sale of the intangible and tangible assets of the business to CLBL, Inc., a company owned by Charles Beilman, formerly a director and officer of eUniverse. Additionally, over the next six months, the company received $.5 million from CLBL for advertsing on the eUniverse sites.

         As the Company entered fiscal year 2002, its revenue was being generated solely from paid third party advertising. At this juncture the Company decided to launch a new strategy to diversify its revenue streams and develop longer higher yielding relationships with its user base. As part of this strategy shift, the Company launched its Products and Services Segment during the first quarter of fiscal 2002, with the introduction of its dating site Cupid Junction. Over the course of the year, the Company would launch an additional seven proprietary products and services. These products and services were either developed in-house or in some cases acquired (see recent transactions below).

         Also during fiscal 2002, the Company began to develop its email newsletter properties by acquiring the newsletter portfolios of IntelligentX and Info Beat (See recent transactions section below). In conjunction with the acquisition of Info Beat, the Company raised $5 million by issuing Series B Convertible Preferred Stock to an affiliate of Sony Music Entertainment, Inc.

Expansion

         The Company is currently managing a shift in its revenue base from paid third party advertising to its proprietary products and services offerings. During fiscal 2002, over one-third of the Company's revenues were driven from this area versus a zero contribution in fiscal 2001. Management is excited to grow its Products and Services segment as it provides the Company with enhanced growth potential over paid third party advertising through higher and longer term revenue yields. Additionally, it is expected to provide the Company with greater visibility of future revenues.

         eUniverse currently offers proprietary products and services across five categories: (1) Wellness (2) Lifestyle (3) Family (4) Online Gaming and (5) Impulse merchandising. The Company intends to continue to expand its Products and Services segment to approximately seven or eight distinct categories, with potentially several offerings within each category. This expansion will be driven from organic development within the Company, acquisitions of other products and services and through the creation of key partnerships. Additionally, the Company intends to invest in the infrastructure and human resources necessary to scale each of the product offerings and drive revenue growth.

         The Company is actively adding to and improving upon the existing content and functionality of its current Web sites and related offerings. The core content and newsletter offerings are considered key components of the revenue generating capabilities of the firm and therefore are consistently refreshed in effort to retain users and enhance yield. New content offerings will be driven primarily from internally developed resources and partnerships. However, the Company may acquire additional content through selective acquisitions that attract desired demographics and that cater to the specific communities of interest on the user network.

         eUniverse is also exploring the potential expansion of its operational and revenue generating reach outside of the United States. The Company is currently focusing on the European and Asian markets, but has made no definitive moves into either market at this time.

Description of the Business

         eUniverse is one of the largest entertainment and media networks on the Internet, delivering fun and compelling diversionary entertainment that people use to communicate and connect and a suite of value added products and services. People visit us for animated content, newsletters, online greeting cards, streaming media, gaming, lifestyle matters, services and merchandise and health and fitness information.

         Throughout fiscal 2002, the Company maintained its position as one of the highest trafficked Internet networks, as reported by Nielsen/Netratings, consistently ranking in the top 15 properties on a monthly basis. Through its Web based properties and email newsletter offerings the Company attracts a large user audience, with a majority of our demographic being adult females. The Company generates revenues by leveraging its available inventory space through fees from third party advertisers and by promoting its own products and services. Additionally, the Company markets its Product and Services offerings to its partner network.

         For our advertising partners, we offer sponsorship, branding and direct marketing opportunities. Through our prior experience of successfully interacting with our audience, eUniverse provides a rich environment to deliver information, foster long-term relationships and enable transactions online. We work with our partner-advertisers to understand their goals for their media campaign. Then, based on performance history, we choose the most relevant, persuasive and efficient contact opportunities in our network to convey their message. We constantly test and reevaluate the media placement and creative content within our network, working with our partners to achieve the desired result.

         During fiscal 2001, 100% of the Company's revenues from continuing operations were generated from third party advertising. During fiscal 2002, the Company implemented a strategy to develop a closer relationship with its user base and thereby increase the life time value of the customers who transact on the network. Additionally, management wanted to develop a more diversified revenue platform that had great growth potential. The introduction of the Products and Services segment was a key component of this strategy. At the close of fiscal 2002, the Company had increased its top-line revenue by more than 100% from the prior fiscal year. Approximately, 34% of overall revenue was generated from the Products and Services segment. However, the recent trend in revenue diversification was even more pronounced as nearly 50% of fourth quarter revenue was derived from the Products and Services segment. The Company believes that this trend should continue into the future with a majority of future growth coming from this segment.

     Revenues are generated from our network in a variety of manners. Below our a few examples of our revenue generating methods and tools:

o   Banner and button advertisements on the various sites.

o Pop-ups which are interstitial ads that appear as a separate window on top of content.

o Superstitials which are interstitial commercials that seamlessly load while a visitor is surfing the site.

o   Sponsorships of email newsletters or parts of our sites.

o   Subscriptions to service or content offerings.

o   Activity based fees (e.g. dating).

o   Premium fees for certain upgraded service offerings.

o   Sales of merchandise.

o Newsletter advertisements which we can target by interest profile and responsiveness.

         The Company believes it is well positioned to take advantage of the online commerce opportunity due primarily to the significant size of its user audience and its strong reach into the most lucrative segments of the Internet population. eUniverse enjoys a broad reach among some very lucrative demographic segments. According to Nielsen//Net Ratings, eUniverse reaches 7.1 million adult women at home and 3.9 million at work per month which amounts to approximately 1 in 5 adult women on the Web (women over 18 years of age are considered adult women). This demographic is believed to control over 80% of household spending. The network also reaches 9.3 million adults over age 50 at home and 3.7 million at work, this amounts to approximately 1 in 5 of the online over 50 segment. This demographic has more leisure time and greater buying power in the aggregate than most other standard demographic groups. eUniverse also reaches 4.8 million teens, 4.5 million adult men at home, 2.4 million adult men at work and 7.2 million parents every month.

Source: Nielsen//NetRatings March 2002.

         The Company has no customer that represents more than 10% of its overall revenue.

         Traditionally, spending in the advertising sector increases during the later part of each calendar year in line with the holiday shopping season. Accordingly, the Company's revenue from advertising may be potentially higher during its fiscal third quarter than in other quarters throughout the year. However, it is not possible to predict what impact this seasonality will have on the Company's financial results due to the relative newness of the on-line advertising market.

The eUniverse Network

         The eUniverse Network consists of entertainment and content delivered from both Web sites and email.

Web Based Properties

         The Company's Web based properties offer users a choice of entertainment, content, services, merchandise and interactive experiences. The overall network attracts on average more than 15 million unique monthly visitors, according to the leading online ratings agencies. Flowgo (launched in April 2000) is the Company's most popular property and is considered the largest entertainment Web site according to Nielsen//NetRatings (source:
Nielsen//NetRatings March 2002). Comedy site Madblast, launched in December 2000, is also a very popular entertainment offering.

         The following five sites are a few of the most frequented entertainment and content properties on the Company's network:

         1. www.Flowgo.com

         2. www.expage.com

         3. www.justsaywow.com

         4. www.FunForwards.com

         5. www.madblast.com

         In connection with the introduction of the Products and Services segment in June 2001, the Company launched dating site Cupid Junction (www.cupidjunction.com). In the first two months after its launch, the site attracted more the 450,000 members, making it one of the fastest growing sites in the online dating category. By the end of March 2002, the site had grown to more than 1.2 million members and had experienced approximately 100,000 credit card transactions. The Company's other popular Products and Services segment includes Fitness Heaven (www.fitnessheaven.com), complete health and fitness offering and AllYouCanInk (www.allyoucanink.com), a remanufactured and compatible ink-jet cartridge online store. The Company has certain other products and services offerings that are in various stages of operation and development.

Email Based Content

         eUniverse's email newsletters are received by over 50 million unique subscribers each month. A majority of the newsletters are emailed daily to the subscriber base. The Company has over 35 newsletters in its portfolio covering specific topics such as sports, general news, technology, entertainment, business and finance. Many of the newsletters are also vehicles for delivering content from the numerous sites that make up the eUniverse network. Two of the more popular newsletter groups are IntelligentX, with two daily publications, and InfoBeat, with five daily publications, focusing on factual news delivery similar to a traditional newspaper or magazine format. The IntelligentX and InfoBeat newsletter groups have approximately 5 million and 6.5 million subscribers, respectively.

         Over the past year the Company has added over 15 newsletters to its portfolio with more than half coming from acquisitions and the remainder from internal development. Additionally, the Company's subscriber base has nearly doubled from the prior year. A substantial portion of the newsletter portfolio content is developed from internal resources of the Company.

Domain Names, Patents and Trademarks

         The domain names of eUniverse's Web sites constitute important intellectual property for eUniverse that are essential to its business. There are currently 297 domain names registered to eUniverse. Also important to eUniverse's business are its trademarks and service marks. eUniverse currently has 25 registered service marks and 15 applications for trademarks and/or service marks filed with the US Patent and Trademark Office ("USPTO") that are pending registration. eUniverse currently has two patent applications filed with the USPTO. eUniverse believes that it presently has, or is capable of acquiring, ownership and/or control of the intellectual property rights which are necessary to conduct its operations and to carry out its strategic plans.

Recent Transactions

Acquisition of VIZX Corporation

         In December 2001, the Company purchased the assets of VIZX Corporation, which held assets known on the Internet as eMusicGames.com and SportsTriviaClub.com. The Company agreed to pay common stock valued at $100,000 , $150,000 cash, and a portion of net income generated from the assets starting either 4 months after the closing date, or 30 days after the gross revenues for any month exceed $100,000, and ending 60 months thereafter. The total aggregate acquisition price is capped at $10.15 million.

Acquisition of Hobbyrat.com

         In October 2001, the Company purchased the assets of Hobbyrat.com. The Company agreed to pay the seller monthly a portion of net revenues generated from the assets starting 30 days after the closing date, and ending 21 months thereafter. Should the seller's portion of the net revenue be less than $50,000 at the end of 12 months, the seller has the right to repurchase the assets at a bargain price unless the Company pays to the seller the difference between $50,000 and the amount previously paid to the seller.

Acquisition of Fitnessheaven.com

         In October 2001, the Company purchased the assets and Web site of FitnessHeaven.com. The Company agreed to pay a portion of the net revenue generated from the assets starting 30 days after the closing date, and ending 21 months thereafter. The total payments are capped at $1.3 million, and if the seller's portion on the net revenue is less than $110,000 at the end of 21 months, the seller has the right to repurchase the assets at a bargain price unless the Company pays to the seller the difference between $110,000 and the amount previously paid to the seller.

Acquisition of expage.com

         In July 2001, the Company purchased substantially all of the assets, including the Web site of expage.com for $240,000 to be paid in installments of $10,000 per month over a 24 month period. In addition to the purchase, the Company agreed to pay a portion of net revenue generated from the Web site over the succeeding 24 months. If the sellers portion of the net revenue is less than $110,000 at the end of 24 months, the Company will pay the seller monthly payments equal to the greater of 10% of net monthly revenues from the purchased assets or $10,000 until the seller has received $110,000.

Sale of $5 Million of eUniverse Series B Convertible Preferred Stock and Acquisition of Permission-based Email Publishing Assets

         On July 13, 2001, the Company entered into a Stock Purchase Agreement with 550 Digital Media Ventures, Inc. (the Investor), a subsidiary of Sony Music Entertainment, Inc., for the purchase of Web sites and other assets owned by Indimi, L.L.C. ("Indimi"), known as the InfoBeat Business ("InfoBeat") in a business combination accounted for as a purchase. The purchase price of $9.94 million exceeded the fair value of the tangible and identifiable intangible net assets of InfoBeat by an estimated $8.1 million representing acquired goodwill. In connection with the share purchase agreement, the Company also agreed to redeem a warrant issued to the Investor through the issuance of the Company's common stock valued at $1 million. The results of operations of Indimi have been included with the results of the Company from July 13, 2001.

         Simultaneously with the execution of the Share Purchase Agreement with the Investor, the Company entered into a Stock Purchase Agreement by which the Investor agreed to invest $5 million in the Company in exchange for issuance by the Company of shares of Series B Senior Convertible Preferred Stock, at a purchase price of $2.60 per share. Further information on this transaction and certain related transactions are included in the Recent Transactions section of the Company's for 10-K/A for fiscal year 2001 filed on July 30, 2001.

         As part of this transaction, the secured promissory note due to the investor with a balance of $2,289,764 was extended to March 31, 2003. The Company may convert this note to preferred shares or common stock, subject to certain conditions.

         The Company completed its acquisition of Indimi, L.L.C. and InfoBeat and the associated preferred stock issuance for $5 million on October 23, 2001. Please see form 8-K filed on November 7, 2001 for specific details of the transaction.

Acquisition of Funbug.com

         In June 2001, the Company acquired the Web site and the technology assets of Funbug.com. The Company agreed to pay Funbug.com a percentage of revenues generated from the purchased assets for a period of 30 months after closing. If sellers portion of revenue is not at least $200,000 at the end of 30 months the Company may, at its option, pay the remainder of the $200,000 to the seller or sell the assets back to the seller for $1.

Operations and Technology

         The Company's primary operations facilities are located in Los Angeles, California. The Company's senior management team and core operations, marketing, product development and administrative support are combined in the same facility. Certain of the Company's customer care and content development operations are undertaken at various locations throughout the United States.

         eUniverse maintains a technology center at the company's primary facility, with in-house technical staff. This staff monitors the Company's network 24 hours a day, 7 days a week. Additionally, the Company maintains a software development center, with in-house software engineers. This staff develops and maintains the Company's proprietary systems.

         eUniverse has developed proprietary technologies and systems that provide for reliable online entertainment in a secure and easy-to-use format. Using a combination of proprietary solutions and licensed technologies, the Company has deployed systems for online content dissemination, online transaction processing, customer service, market analysis and electronic data interchange. Chief among our proprietary systems is our email transmission and reporting technology. All of our email is transmitted and tracked via this proprietary system. The Company's email system can dynamically send the appropriate type of email to specific domains based on information generated from previous email campaigns. Additionally we have built a content delivery system that enables our users to freely transmit greeting cards and other content to their friends and family. The content delivery system has a full featured ad tracking subsystem that allows eUniverse to monitor usage of the system. Finally, we have built a full featured ad distribution system capable of meeting our dynamic ad creative, ad reporting and ad tracking needs. This system allows us to use many different types of ad creatives from pop-ups to dynamic flash creatives.

         eUniverse's sites are based on a Microsoft platform. The Company's on-site network operations center is connected via a secure digital transmission link to its primary Internet service provider, AT&T Corporation. This service is provided under a three year contract.

Sales and Marketing

         Through its Web and email based properties, eUniverse is able to reach a very large user audience with a rich demographic mix. The Company maintains this large consumer reach by constantly developing and introducing new content as well as value added service and product offerings. Additionally, the Company is able to reach a substantial audience outside of its network through its partnership program.

         The Company markets its own proprietary products and services and those of its third party advertisers using various direct marketing tools and techniques across its available advertising inventory. The Company maintains internal sales forces to obtain and maintain third party advertising relationships as well as market and sell its own proprietary products and services. The Company intends to continue investing in the sales and marketing teams of its Products and Services segment, with potential expansion beyond the online market. Additionally, the Company considers customer care to be a vital component of customer acquisition and retention. Accordingly, eUniverse intends to invest in the enhancement of its customer care group. The Company believes that through its investment strategy it will have sufficient human resources to grow the business.

Competition

         The market for online multi-channel offerings, which include information, entertainment, community, commerce and activity based experiences is rapidly evolving and intensely competitive. The past two years has seen an extremely soft advertising market, with ad budgets severely restricted from years past, coupled with a decline in demand due to the wave of Internet-based or Internet-related companies shutting down or dramatically reducing operations. Accordingly, a few of the leading Internet sites have started to develop business models with a broader base of revenue streams, similar to eUniverse. The most notable of these competitive companies are AOL Time Warner and Yahoo. The Company believes it differentiates itself from these competitors through its origins as a multi-channel entertainment and destination network as opposed to being more of a pass-through portal. Accordingly, eUniverse users are more accustomed to interacting with the content and offerings on the network of sites. Additionally, the Company believes its various offerings are superior or market competitive with other similar competitive products and services.

         Other direct competition of the Company is from advertising networks such as DoubleClick Inc., Sportsline.com, and CNET Networks, as well as more focused information providers such as Overture and Primedia, which owns About.com. In addition, the Company also faces competition from traditional offline media such as print, radio and television for a share of advertisers' budgets. We expect the advertising market to remain intensely competitive for the foreseeable future and barriers to entry are not prohibitive, thus new and/or existing competitors may expand their offerings at a relatively low cost.

         Some of our current competitors have larger user bases, longer operating histories, higher brand recognition, and greater financial resources than eUniverse. As we expand the scope of our offerings, we may have to compete with a larger number of Internet sites as well as media companies. In addition, as the Internet becomes increasingly ubiquitous, larger, more well-financed or well-established entities may expand into, acquire, invest or continue to consolidate, thus increasing the competitive pressures that eUniverse faces.

Employees

         eUniverse currently employs 146 full-time associates and one part-time employee. Of the Company's 146 full-time associates, 57 are in sales and marketing, 29 are in product development, 39 are technology and 21 are in finance, human resources, legal and administration. The one part-time employee is in administration.

                     FACTORS AFFECTING EUNIVERSE'S BUSINESS,
                    OPERATING RESULTS AND FINANCIAL CONDITION

Risks Related to our Business

         If we are unable to continue to develop compelling diversionary entertainment content traffic for our network of Web sites, the Company's traffic may be reduced and our revenues could decrease. Additionally, if our network infrastructure is not sufficient to service our customers, we could lose customers and our revenues could be reduced. Although the Company's ability to generate additional revenue from Internet commerce may depend on maintaining, or increasing the network traffic, eUniverse does expect to generate significant commerce and advertising revenues from strategic partnerships. However, there can be no assurance that its existing relationships will be maintained through their initial terms or that additional third-party partnerships will be available to the Company on acceptable commercial terms or at all. The inability to enter into new, and to maintain any one or more of the Company's existing, strategic partnerships, could result in decreased third party paid advertising and/or product and service sales revenue. Even if we can maintain our strategic partnerships, there can be no assurance that our infrastructure of hardware and software will be sufficient to handle the potential increased traffic and sales volume from these partnerships or our other organic product and service offerings.

         Because we may not successfully develop, identify or acquire other suitable existing Internet-based products, services, technologies or businesses, our operating expenses could increase while our revenues could be reduced. A significant portion of the Company's future growth and profitability may depend in part upon its ability to identify companies that are suitable acquisition candidates, to acquire those companies upon appropriate terms and to effectively integrate and expand their operations within its own infrastructure. We may not be able to identify additional candidates that are suitable for acquisition or to consummate desired acquisitions on favorable terms. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on the Company's operating results and the potential inability to integrate financial and management reporting systems. A significant portion of eUniverse's capital resources could be used for these acquisitions. Accordingly, eUniverse may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to eUniverse, if at all. Moreover, eUniverse may not be able to successfully integrate an acquired business into its business or to operate an acquired business profitably. If we are not able to integrate and expand the operations of acquired companies, without excessive costs, delays or other adverse developments, it could have a material adverse effect on our business.

         If we are unable to protect our trademarks and other proprietary rights, our reputation and brand could be impaired and we could lose customers. eUniverse regards its trademarks, trade secrets and similar intellectual property as valuable to its business, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by eUniverse will be adequate to prevent misappropriation or infringement of its proprietary property. The Company has some of its trademarks or service marks registered with the United States Patent and Trademark Office and is currently applying for registration of a number of its trademarks and service marks. We may not be able to successfully prosecute our applications for these trademarks. See Business -- Domain Names, Patents, and Trademarks.

         Due the nature of our business our future operating results may fluctuate. If we are unable to meet the expectations of investors and public market analysts, the market price of our common stock may decrease. The Company expects to experience fluctuations in future quarterly and long-term operating results that may be caused by a variety of factors, many of which are outside eUniverse's control. Factors that may affect the Company's quarterly operating results include, without limitation,

     o the Company's ability to retain existing users, attract new users at a steady rate and maintain user satisfaction,

     o the announcement or introduction of new or enhanced content, Web sites, products and services, and strategic partnerships by eUniverse and its competitors,

     o seasonality of advertising sales as this revenue component is still material to the Company's overall revenue mix,

     o   effectiveness of the Company's promotions and sales programs,

     o the level of use of the Internet and increasing consumer acceptance of the Internet for entertainment and the purchase of consumer products, services and activity based offerings,

     o eUniverse's ability to upgrade and develop its systems and infrastructure in a timely and effective manner,

     o the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic partnerships, and general economic conditions and economic conditions specific to the Internet, and

     o   acts of terrorism directed against the United States.

         As of March 31, 2002, the Company had cash of approximately $8 million and a working capital ratio of approximately 1.4 to 1. Additionally, the Company has been cash flow positive (with cash flow defined as earnings before interest, depreciation and amortization) for the past six operating quarters. Although the Company's financial condition has improved from the prior fiscal year, the Company may not be able to continue to generate sufficient working capital to finance its future growth. Additionally, should the need arise eUniverse may be unable to successfully obtain additional financing on terms acceptable to the Company in the public or private markets to meet its future operating needs.

         The eUniverse business commenced in April 1999, and we have a limited operating history upon which an evaluation of eUniverse and its prospects can be based. If we fail to meet the expectations of our investors and of public market analysts, the market price of our common stock may decline. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets, such as the Internet market. To address these risks, eUniverse must, among other things, expand its customer base, respond effectively to competitive developments, continue to attract, retain and motivate qualified employees, and continue to upgrade its technologies. If the Company is not successful in further developing and expanding its entertainment content, product and services businesses, and other related business opportunities, our ability to maintain and increase profitability may not be achieved and our market price may decline.

         If the Company is unable to use new technologies effectively or adapt its Web sites, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards, customers may not visit the network of Web sites, which could result in a decrease in the Company's revenues. To remain competitive, eUniverse must continue to enhance and improve the responsiveness, functionality and features of its Web sites and develop new features to meet customer needs. The Internet is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions, and the emergence of new industry standards and practices that could render our existing Web network and sites, technology and systems obsolete. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new, services and technology that address the needs of its customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

         Competition in online business is intense. If the Company is unable to compete against current and future competitors, our revenues could decline. The online business market is new, rapidly evolving and intensely competitive, and eUniverse expects that competition will further intensify in the future. Barriers to entry are currently minimal, and current and new competitors can launch new sites at a relatively low cost. The primary competitive factors in providing entertainment and multi-channel products and services via the Internet are name recognition, variety of value-added offerings, ease of use, price, quality of service, availability of customer support and technical expertise. The Company's prospects for achieving its business objectives will depend heavily upon its ability to provide high quality, entertaining content, along with user-friendly Web site features and value-added Internet products and services. Other factors that will affect eUniverse's prospects for success include its ability to attract experienced and qualified personnel, particularly in the areas of management, sales and marketing, content development, product development and Web site design. In addition, the competition for advertising revenues, both on Internet Web sites and in more traditional media, is intense. If eUniverse fails to attract and retain significant sources of revenue from paid advertisements and sponsorships on its Web sites, the Company's business, results of operations and financial condition may be materially adversely affected.

Risks Related to the Internet Industry

         Our market, users of the global computer network known as the Internet, is new and rapidly evolving. Our future results and growth may not be realized and our business could suffer if the use of the Internet does not continue to increase. Our business could suffer if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

     o   inadequate network infrastructure;

     o   security concerns;

     o   inconsistent quality of service;

     o   lack of availability of cost-effective and high-speed service;

     o   changes in government regulation of the Internet; and,

     o   changes in communications technology

         If Internet usage grows, the Internet infrastructure might not be able to support the demands placed on it by this growth or its performance and reliability may decline. In addition, future outages and other interruptions occurring throughout the Internet could lead to decreased use of our network of Web sites and harm our business.

         The Company could be sued for information retrieved from the Internet. Due to the fact that material may be downloaded from Web sites and may be subsequently distributed to others, there is a potential that claims will be made against eUniverse under legal theories, such as defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of the material. These claims have been brought, and sometimes successfully pressed, against online services in the past. In addition, the Company could be exposed to liability with respect to the material that may be accessible through its products, services, and Web sites, including claims asserting that, by providing hypertext links to Web sites operated by third parties, we are liable for wrongful actions by those third parties through the Web sites. Although eUniverse carries general liability insurance, its insurance may not cover potential claims of this type, or the level of coverage may not be adequate to fully protect eUniverse against all liability that may be imposed. Any costs or imposition of liability or legal defense expenses that are not covered by insurance or in excess of insurance coverage could reduce the Company's working capital and have a material adverse effect on its business, results of operations and financial condition. Also, the legal effectiveness of the Company's terms and conditions of use is uncertain. Management is currently not aware of any claims that can be expected to have a material adverse impact on our financial condition or our ability to conduct our business.

         Government regulation and legal uncertainties could increase our costs and risks of doing business on the Internet. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues, such as user privacy, pricing, taxation and the characteristics and quality of products and services. For example, in the United States, the Communications Decency Act of 1996 prohibits obscene and other unlawful information and content from being transmitted over the Internet. Several other nations have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. On October 21, 1998, the Internet Tax Freedom Act was adopted placing a three-year moratorium, beginning October 1, 1998 and continuing through October 21, 2001, on Internet access taxes, multiple taxes on electronic commerce, and discriminatory taxes on electronic commerce. On March 9, 2001, the Internet Tax Moratorium and Equity Act, a bill intended to foster the development of the Internet and electronic commerce, by amending the Internet Tax Freedom Act to effectively extend the moratorium on certain taxes on electronic commerce until December 31, 2005, was introduced and referred to the Senate's Committee on Finance.

         In addition, local telephone carriers have argued before the Federal Communications Commission that Internet service providers and online service providers should be required to pay fees for access to local telephone networks in a manner similar to long distance telephone carriers. Although the FCC has informally stated that it has no intention of assessing per-minute charges on Internet traffic or changing the way consumers obtain and pay for access to the Internet, if the efforts of the local telephone carriers are successful, costs for Internet access and usage could increase sharply. [is this matter still a live discussion item in congress - Chris to complete]

         Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel, taxation and personal privacy are applicable to the Internet. On January 3, 2001, the Online Privacy Protection Act of 2001, a bill to require the Federal Trade Commission to proscribe regulations to protect the privacy of personal information collected from and about individuals who are not covered by the Children's Online Privacy Protection Act of 1998 on the Internet and to provide greater individual control over the collection and use of that information, was introduced and referred to a House committee. The Online Privacy Protection Act would make it unlawful for an operator of a Web site or online service to collect, use or disclose personal information concerning an individual (age 13 and above) in a manner that violates regulations to be prescribed by the Federal Trade Commission requiring such operators to protect the confidentiality, security and integrity of personal information they collect from such individuals. The Act would also require such regulations to require such operators to provide a process for such individuals to consent to or limit the disclosure of such information. Pursuant to the Children's Online Privacy Protection Act, it is already unlawful for an operator of a Web site or online service directed at children, or any such operator that has actual knowledge that it is collecting personal information from a child, to collect personal information from a child. The Children's Online Privacy Protection Act also sets out requirements that must be followed by the Web site operator or online service provider. If we do not comply with these privacy protection laws, we could be subject to various penalties. In addition, any new laws or regulations relating to access to or use of the Internet could harm our business.

         If the Company is unable to protect its domain names, its reputation and brand could be impaired and it could lose customers. The Company owns numerous Internet domain names. See Domain Names, Patents and Trademarks on page 4 of this Form 10-K. National and international Internet regulatory bodies generally regulate the registration of domain names. The regulation of domain names in the United States and in other countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, the Company might not acquire or maintain the domain names listed in the Domain Names section or comparable domain names in all the countries in which it conducts business, which could harm its business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and still evolving. Therefore, the Company might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of its trademarks and other proprietary rights.

         The Company may be not able to keep pace with rapid technological changes in the Internet industry, which could cause it to lose customers and revenue. Rapid technological developments, evolving industry standards and user demands, and frequent new product introductions and enhancements characterize the market for Internet products and services. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Our future success will depend on our ability to continually improve our content offerings and products and services. In addition, the widespread adoption of developing multimedia-enabling technologies could require fundamental and costly changes in the Company's technology and could fundamentally affect the nature, viability and measurability of Internet-based advertising and direct marketing, which may harm its business.

Item 2.  Facilities

         eUniverse currently leases approximately 38,000 sq. ft. of office space in two separate facilities in Los Angeles, California for its headquarters staff, including technical, sales and marketing, business development and administrative functions. Approximately 25,000 of the square feet was leased by the Company in April 2002, as part of a facilities expansion plan designed to accommodate the Company's current and future growth. The lease term for the recently obtained space runs through April 2006 with an initial monthly rental rate of $44,614. This lease arrangement includes an annual 3% escalation clause.

         The remaining 13,000 square feet of headquarters space is under lease at approximately $25,000 per month through December 30, 2004. Thereafter, the monthly rent obligation will decrease to approximately $7,000 as the lease term for a majority of the space will have expired. The Company intends to sub-lease some or all of this space.

         The Company leases office space in San Francisco of 2,133 square feet for sales and marketing staff. The terms of the agreement provide for monthly payments of $5,650 through expiration on June 30, 2002. The Company does not intend to renew this lease.

         eUniverse leases approximately 300 sq. ft. of office space for its sales and marketing staff in New York at a monthly cost of $650 on a month-to-month basis.

         The Company leases approximately 1,646 square feet of office space for its Case's Ladder subsidiary in Mount Vernon, Washington at a monthly cost of $1,300. The lease with respect to this facility expires on February 28, 2003 and will be evaluated for potential renewal closer to the expiration date.

         Management of the Company believes that the current available facilities are adequate to accommodate the needs of the business.

Item 3.  Legal Proceedings

         As previously disclosed, (i) on April 23, 2001, EP Opportunity Fund LLC and EP Opportunity Fund International, Ltd. (the "EP Funds") filed a Demand for Arbitration against Entertainment Universe, Inc. ("EUI"), a wholly owned subsidiary of the Company, and Brad Greenspan, Chairman and CEO of the Company, with the American Arbitration Association in Chicago, Illinois ("AAA Arbitration"), and (ii) on December 6, 2001, the Company filed a lawsuit against the EP Funds in Los Angeles Superior Court (the "California Action"). The AAA Arbitration and the California Action arose out of disputes related to the EP Funds Series A Preferred investment in the Company in or about April of 1999. On April 22, 2002, the parties to the AAA Arbitration and the California Action entered into a Settlement Agreement pursuant to which (i) the Company made a one-time cash payment to the EP Funds, (ii) the EP Funds received 43,000 shares of the Company's common stock from an unrelated, unaffiliated third-party by virtue of compromise by Mr. Greenspan of an unmatured right to receive such shares, and (iii) the parties exchanged mutual general releases and agreed to dismiss the AAA Arbitration and California Litigation with prejudice. The Company does not expect the terms of the settlement to have any material adverse effect on the Company.

         As previously disclosed, on July 6, 2001, Adolph Komorsky Investments, Inc. ("AKI"), an Illinois corporation with its principal place of business in Tarrytown, New York, filed a complaint against the Company in the Supreme Court of the State of New York, County of Westchester. AKI alleges that the Company breached a consulting agreement with AKI by failing and refusing to pay AKI cash and warrant consideration called for under the agreement. The Company denies AKI's allegations and has asserted defenses to the claims including the failure of AKI to perform its obligations under the consulting agreement which the Company formally terminated on June 29, 2001, approximately 45 days after the effective date of the agreement. On March 20, 2002, AKI filed its First Amended Complaint in the case pursuant to which AKI now seeks to recover damages from the Company's refusal to pay AKI warrants to purchase 300,000 shares of the Company's common stock and $120,000 in cash, which represent the maximum amount of consideration payable under the contract. The Company disputes AKI's alleged claims, believes that they are without merit and intends to vigorously defend the action. Discovery in the case has recently concluded and the parties are awaiting scheduling of a trial date by the Court.

         As previously disclosed, on January 16, 2002, the Company was served with a patent infringement lawsuit filed against it by Tumbleweed Communications Corp. ("Tumbleweed") in the United States District Court for the Northern District of California (the "Tumbleweed Case"). The Amended Complaint filed by Tumbleweed alleged that online greeting products and services offered by the Company on certain of its websites infringe one or more claims of two patents held by Tumbleweed and respectively entitled "Private, Trackable URLs For Directed Document Delivery" and "Electronic Document Delivery System In Which Notification Of Said Electronic Document Is Sent To A Recipient Thereof" (collectively "the Patents"). On or about March 29, 2002, the Company and Tumbleweed entered into a Patent License Agreement pursuant to which (i) the Company purchased a license under the Patents for an undisclosed amount not reasonably expected to have a material adverse effect on the Company, (ii) the parties released each other from all claims and liabilities arising out of the subject matter of the Tumbleweed Case, and (iii) the parties agreed to dismiss the Tumbleweed Case with prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted during the fourth quarter of fiscal year 2002 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) 1. Market Information

         As of May 31, 2002 there were 23,566,696 shares of the Company's common stock outstanding, which were held by 206 shareholders of record.

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

         The chart below sets forth the range of reported high and low bid quotations for the common stock of eUniverse for each full quarterly period from April 1, 2000 through March 31, 2002. The source of the quotations is Yahoo! Finance. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                      Range of High and
                  Quarterly Period Ending            Low Bid Quotations
                  -----------------------            ------------------
             March 31, 2002 (EUNI) ..........        $ 4.1400 -  8.2600
             December 31, 2001 (EUNI) .......        $ 2.0300 -  6.6000
             September 30, 2001 (EUNI) ......        $ 2.1400 -  3.8000
             June 30, 2001 (EUNI) ...........        $ 1.4400 -  3.4000
             March 31, 2001 (EUNI) ..........        $ 1.7500 -  3.0000
             December 31, 2000 (EUNI) .......        $ 1.5625 -  4.0000
             September 30, 2000 (EUNI) ......        $ 3.1875 -  6.3750
             June 30, 2000 (EUNI) ...........        $ 4.7500 -  8.0000

(b) 1. Dividends

         To date, eUniverse has paid no cash dividends and has no intention to pay cash dividends on its common stock in the foreseeable future.

2. Recent Sales of Unregistered Securities

         On April 24, 2001, and February 13, 2002, the Company issued respectively 8,480 and 5,252 shares of its common stock valued at $37,500.00, in the aggregate, representing the final payments of the stock portion of the consideration paid by the Company in connection with its acquisition of RatedFun.com.

         On May 29, 2001, the Company issued 60,547 shares of its common stock valued at $403,576.00 in accordance with the Agreement and Plan of Reorganization with Gamer's Alliance dated January 25, 1999. This issuance represents contingent acquisition consideration paid by the Company based on performance targets for Gamer's Alliance.

         On June 22, 2001, the Company issued 85,000 shares of its common stock valued at $212,500.00 in connection with the previously disclosed settlement of the litigation involving, among others, the Company and The Isosceles Fund Ltd.

         On June 28, 2001, and February 13, 2002, the Company issued respectively 7,992 and 11,726 shares of its common stock to the employee providing services in connection with FunPageLand.com and FunStun.com in exchange for services valued at $50,000 in the aggregate.

         On September 26, 2001, the Company issued 26,595 shares of its common stock valued at $75,000.00 representing partial payment of the consideration owed by the Company in connection with its acquisition of Spreadingjoy.com.

         On October 23, 2001, the Company issued: (i) 1,923,077 shares of its Series B Convertible Preferred Stock in exchange for an investment of $5 million pursuant to that certain Stock Purchase Agreement dated as of July 13, 2001 by and between the Company and 550 Digital Media Ventures Inc. ("550DMV"), an affiliate of Sony Broadband Entertainment Inc.; (ii) 3,058,462 shares of its common stock valued at $9.94 million in exchange for all of the membership interests in Indimi, L.L.C., owner of the Infobeat permission-based e-mail publishing business, pursuant to that certain Share Purchase Agreement dated as of July 13, 2001 by and among the Company, Indimi Inc., Indimi, L.L.C., 550DMV and Sony Music Entertainment Inc.; and (iii) 307,692 shares of the Company's common stock valued at $1 million to redeem a warrant to purchase 1,101,260 shares of the Company's common stock formerly issued to an affiliate of 550DMV.

         On October 23, 2001, the Company issued 50,000 shares of its common stock valued at $105,000.00 in connection with the previously disclosed settlement of the litigation involving, among others, the Company and the former shareholders of The Big Network, Inc.

         On February 2, 2002, the Company issued 30,349 shares of its common stock valued at $100,000.00 pursuant to that certain Asset Purchase Agreement by and between the Company and Vizx Corporation dated November 20, 2001, relating to the purchase by the Company of certain assets used in connection with the Company's skill-based gaming website.

         Pursuant to a consulting agreement dated April 4, 2001, the Company agreed to purchase financial and investor relations consulting services from ZA Associates, Inc., for a 30 month period. In connection with this agreement, the Company issued warrants for 300,000 shares of the Company's common stock at an exercise price of $1.25. The warrants have been valued at $293,462.86 in the Company's financial statements using the Black Scholes option pricing model with a risk free interest rate of 5.75%, a volatility of 128.28% with no expected dividend yield and a life of two years.

         On April 16, 2001, the Company issued a warrants to purchase 18,750 shares of the Company's common stock at an exercise price of $2.00 per share to a Series A Preferred Shareholder in connection with the shareholder's consent to the amendment and waiver of certain rights associated with the shareholder's preferred stock. The warrants have been valued at $25,637.55.00 in the Company's financial statements using the Black Scholes option pricing model with a risk free interest rate of 5.75%, a volatility of 124.38% with no expected dividend yield and a life of two years.

         On October 22, 2001, the Company issued warrants to purchase a total of 90,556 shares of the Company's common stock at an exercise price of $1.75 per share to various Series A Preferred Shareholders in connection with their consent to the amendment and waiver of certain rights associated with their preferred stock. The warrants have been valued at $110,073.00 in the Company's financial statements using the Black Scholes option pricing model with a risk free interest rate of 5.75%, a volatility of 100.10% with no expected dividend yield and a life of two years.

         On March 14, 2002, the Company entered into a Strategic Partnership Agreement with a U.S. game developer under which the Company purchased a license and development services for certain Web-based gaming content. In connection with this agreement, the Company issued a warrant for 30,000 shares of the Company's common stock at an exercise price of $5.03 per share, which warrant vests in 10,000 share increments at the end of each year of the term of the agreement. The warrants have been valued at $76,962.00 in the Company's financial statements using the Black Scholes option pricing model with a risk free interest rate of 5.75%, a volatility of 91.13% with no expected dividend yield and a life of two years.

         During the year ended March 31, 2002, 504,984 shares of the Company's Series A 6% Convertible Preferred Stock were converted into 952,397 shares of the Company's common stock.

         On February 15, 2002, the Company issued 10,000 shares of its common stock incident to partial, cashless exercise of a warrant to purchase 65,000 shares of Company common stock at an exercise price of $2.00 per share originally issued to a consultant of the Company on March 4, 2001. The remainder of the warrant post-exercise, namely the right to purchase 51,209 shares of Company common stock at $2.00 per share, remains outstanding.

         On February 21, 2002, the Company issued 75,223 shares of its common stock incident to cashless exercise of a warrant to purchase 120,000 shares of Company common stock at an exercise price of $2.75 per share originally issued to a Series A Preferred Shareholder of the Company on December 13, 2000.

         On March 6, 2002, the Company issued 43,000 shares of its common stock incident to cashless exercise of a warrant to purchase 50,000 shares of Company common stock at an exercise price of $2.10 per share originally issued to a consultant of the Company on January 2, 2001.

         During the quarter ended March 31, 2002, the Company issued 25,000 shares of Company common stock incident to the exercise of employee stock options and an additional 1,980 shares of Company common stock for consultant stock options.

         The foregoing sales of common stock were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering. No underwriters were engaged in connection with the foregoing sales of securities. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to the Company that the shares were being acquired for investment.

Item 6. Selected Financial Data.

         The following selected financial data are derived from our audited financial statements presented as of March 31, 2002, 2001, 2000 and 1999. The results presented for the year ended March 31, 1999 are those of CD Universe, Inc., the financial predecessor of eUniverse. The historical results are not necessarily indicative of results to be expected for any future period or for the period ended. The historical results are not necessarily indicative of results to be expected for any future period. The effect of the merger along with other acquisitions is presented separately in pro forma statements. The data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes to the financial statements included elsewhere in this Form 10-K.

                            eUniverse, Inc. and Subsidiaries

                          Consolidated Statements of Operations


                                                                                               Year Ended
                                                                                                March 31,
                                                                 --------------------------------------------------------------
                                                                       2002              2001              2000           1999
                                                                       ----              ----              ----           ----
                                                                                                                   CD Universe
REVENUE                                                            $ 33,196,263    $ 15,668,203     $ 1,842,440     $        -

COST OF GOODS SOLD                                                    6,920,507       1,606,493         153,950              -

GROSS PROFIT                                                         26,275,755      14,061,710       1,688,490              -

OPERATING EXPENSES:
     Marketing and sales (excludes stock-based
       compensation of $0, $447,065, and $379,006
       respectively).......................................           5,554,193       8,299,799       1,441,570              -
     Product development (excludes stock-based
       compensation of $0, ($19,656) and $37,326
       respectively).......................................           5,986,023       3,827,600       1,139,836              -
     General and administrative (excludes stock-based
       compensation of $0, ($164,598) and $164,598
       respectively).......................................           8,091,755       4,755,772       3,731,298              -
     Amortization of goodwill
      and other intangibles................................             507,791       2,909,741       1,414,136              -
     Stock-based compensation..............................                   -         262,811         580,930              -
                                                                    -----------     -----------       ---------     ----------
TOTAL OPERATING EXPENSES...................................          20,139,762      20,055,723       8,307,770              -
                                                                    -----------     -----------       ---------     ----------

                                   OPERATING INCOME / (LOSS)          6,135,993      (5,994,013)     (6,619,280)             -

NONOPERATING INCOME (EXPENSE)
     Interest income.......................................              52,425          18,801          60,931              -
     Interest and other financing expense..................            (577,457)     (6,351,875)              -              -
     Impairment of goodwill................................                   -     (14,474,390)              -              -
     Loss allocated to minority interest...................                                               4,110              -
     Other gains and losses................................            (231,113)       (320,682)              -              -
                                                                    -----------     -----------       ---------     ----------
   INCOME / (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
       TAXES...............................................           5,379,849     (27,122,159)     (6,554,239)             -

INCOME TAXES ..............................................                   -               -               -              -
                                                                    -----------    ------------       ---------     ----------

                  INCOME / (LOSS) FROM CONTINUING OPERATIONS         $5,379,849    $(27,122,159)    $(6,554,239)    $        -
                                                                    ===========    ============     ===========     ==========

DISCONTINUED OPERATIONS:
           Loss from operations discontinued segment
            (net of applicable income taxes of $0).........             285,429     (13,917,167)     (4,513,407)      (407,164)
                                                                    -----------    ------------       ---------     ----------

                                         NET INCOME / (LOSS)        $ 5,665,278    $(41,039,326)   $(11,067,646)    $ (407,164)
                                                                    ===========    ============    ============     ==========
Continuing operations earnings / (loss) per common share ..         $      0.26    $      (1.50)   $      (0.42)            na
Discontinued operations earnings / (loss) per common share.         $      0.01    $      (0.77)   $      (0.29)            na
                                                                    -----------     -----------       ---------     ----------
Basic earnings / (loss) per common share...................         $      0.27    $      (2.27)   $      (0.70)            na
                                                                    -----------     -----------       ---------     ----------
Diluted earnings / (loss) per common share.................         $      0.21              na              na             na
                                                                    -----------     -----------       ---------     ----------
Basic weighted average common
 shares outstanding........................................          21,040,374      18,094,670      15,765,108             na
                                                                    -----------     -----------       ---------     ----------
Shares outstanding for diluted earnings per share..........          27,539,459              na              na             na
                                                                    -----------     -----------       ---------     ----------


                                      Balance Sheet Data

                                                                    March 31, 2002  March 31, 2001  March 31, 2000
                                                                    --------------  --------------  --------------
Cash and cash equivalents..................................           8,007,784         218,841       2,323,087
Working capital (deficit)..................................           4,196,448      (6,569,061)       (787,006)
Total assets...............................................          34,577,653      11,879,131      37,778,444
Total shareholders' equity (deficit).......................          20,676,219      (1,558,489)     30,738,514



   The accompanying notes are an integral part of these financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report.

         The results for the current fiscal year 2002 reflect the consolidated operations of eUniverse, Case's Ladder, Gamer's Alliance, Big Network, VIZX Corporation (effective from November 20, 2001), Indimi LLC (effective from July 13, 2001), North Plains LLC (effective from May 13, 2001) and eCommerce Transactions (effective from June 12, 2001). Results for the comparable period in 2001 include only those of eUniverse, Case's Ladder, Gamer's Alliance and Big Network. Effective October 10, 2000, the assets of CD Universe which made up the products business segment of eUniverse were sold to CLBL, Inc., and the results of that segment are treated as a discontinued operation in the financial statements. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

L90 Merger

         In January 2002, we entered into an Agreement and Plan of Merger with L90, Inc ("L90").

         Pursuant to the merger agreement, following a special cash distribution by L90, eUniverse would acquire all of the outstanding shares of L90 at a price of approximately $0.20 per share or $5.1 million in the aggregate. Our net cash outflow, however, would be $2 million because L90 would leave $3.1 million in L90 as working capital. The Merger was subject to L90 shareholder approval and other customary closing conditions, including that there cannot have been any material adverse change in L90 or event likely to cause a material adverse change in L90.

         On January 28, 2002, we received a subpoena from the SEC, requesting documents relating to L90 in connection with an SEC investigation of L90. Shortly thereafter, we were made aware that the NASDAQ was also investigating L90. Neither eUniverse nor its potential acquisition of L90 were in any way related to the matters that were being investigated by the SEC and NASDAQ. On March 11, 2002, the Company announced it was terminating its merger agreement with L90 due to the pending SEC investigation of L90.

Results of Operations

Net Revenues

         During the years ended March 31, 2001 and 2000 ("fiscal 2001" and "fiscal 2000," resepectively), 100% of the Company's revenues from continuing operations were derived from paid third party advertising. During the year ended March 31, 2002 ("fiscal 2002"), the Company adopted a strategy to diversify its revenue mix by introducing a variety of proprietary products and services. For fiscal 2002, approximately 66% of the Company's revenues were derived from paid third party advertising with the remaining 34% of revenue coming from the Products and Services segment, which was launched in June, 2001. For the fourth quarter of fiscal 2002 Products and Services segment revenue represented nearly 50% of the overall revenue generated by the Company. Management of the Company believes that this trend will continue with Products and Services segment revenue eventually becoming the dominant revenue driver of the Company.

         Products and Services segment revenues are derived primarily from subscriptions, merchandise sales and fees charged for activity based games and other items. The Company's third party advertising commitments range from one week to three months with revenue derived from Cost Per Click (CPC), Cost Per Impressions (CPM) and Cost Per Acquisition (CPA) agreements with its customers.

         Services revenues include fees from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Service revenues also include fees from the sale of non-refundable dating credits, which are recognized at the time of purchase. These credits are utilized in the Company's dating service. Electronic commerce transactions include product sales for items such as laser and inkjet printer supplies. For these transactions, the Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. Product fulfillment is outsourced to an independent third party.

         Revenues from barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid.

         With respect to the discontinued CD, VHS and DVD sales operation, the Company recognized revenue upon shipment of its products. Revenue included shipping and handling charges. The Company also maintained a partner program whereby partners provided links on their Web sites that brought customers to the CD Universe Web site. Revenue generated from these linked sites was recognized upon shipment of the products. The partner received a commission of 5% to 15% of sales of the Company's products that originated from the site, recognized as a selling expense concurrent with the sale.

                                      YEARS ENDED MARCH 31, (dollars in thousands)
                                      --------------------------------------------
                                          2002        2001              2000
                                          ----        ----             ------
Revenues:
   Media/Advertising                     $21,859     $15,668           $1,842
   Products and Services                  11,337        --                --
                                         -------     -------           ------
        Total Revenues                   $33,196     $15,668           $1,842
                                         =======     =======           ======


Fiscal Year 2002

         For the year ended March 31, 2002, revenue increased 112% to $33.2 million, up from $15.7 million for fiscal 2001. The increase is due primarily to the introduction of the Products and Services segment which contributed approximately 65% of the overall increase in revenues. The Products and Services segment was launched in June 2001 with the introduction of the Company's dating site Cupid Junction. Throughout fiscal 2002, the Company launched several other product and service offerings, including a remanufactured and compatible inkjet cartridge store and a health and fitness site. A majority of the revenues generated from this segment were from subscription based services (e.g. dating) and the sale of impulse merchandise. The Company will continue to invest in this segment throughout fiscal 2003 and expects to introduce new products and services periodically throughout the year as well as innovations and upgrades to existing offerings.

         Revenues from Media and Advertising increased approximately 40% to $21.9 million due primarily to an increase in available advertising space, from newly launched and acquired sites, and an increase in the overall yield from available advertising inventory.

         Management expects that revenue from the Products and Services segment will continue to increase as percentage of overall revenues during fiscal 2002 as a greater percentage of available advertising inventory will be allocated to promote the Company's own proprietary products and services. Consequently, revenue growth from Media/Advertising may slow considerably during fiscal 2003.

         Revenue also includes barter and non-cash advertising where we exchange advertising on our sites for similarly valued online advertising or other services. The barter value was $645,000, or 1.9% of total revenue, for the year ending March 31, 2002. The Company had $499,000, or 3.2% of total revenue, in barter transactions in fiscal 2001.

Fiscal Year 2001

         For the year ended March 31, 2001, revenue increased 751% to $15.7 million, up from $1.8 million reported the same period for fiscal 2000. The increases were attributable to both the acquisitions that have occurred in the past year, primarily funpage web sites and the development of our advertising network.

         Revenue also includes barter and non-cash advertising where we exchange advertising on our sites for similarly valued online advertising or other services, or in exchange for equity ownership in the partner. The barter value was $499,000, or 3.2% of total revenue, for the year ending March 31, 2001. The Company had $266,000, or 14% of total revenue, in barter transactions the prior year.

Operating Costs

         Our operating costs were as follows for the years indicated (dollars in thousands):

                                         YEARS ENDED MARCH 31,
                                       ------------------------
                                        2002     2001    2000
                                        ----     ----    ------
Operating costs:
 Cost of revenues .................    $6,921    $1,606     $154
 Sales and marketing ..............    $5,554    $8,300    1,442
 Product development ..............    $5,986    $3,828    1,140
 General and administrative .......    $8,091    $4,756    3,731
 Amortization of goodwill and other
  intangibles, stock compensation
  and other .......................    $  508    $3,172    1,995
                                      -------   -------    -----
Total Operating Costs .............   $27,060   $21,662   $8,462
                                      =======   =======   ======

Cost of Revenues

Fiscal Year 2002

         Cost of revenues consists primarily of fees paid to third parties for media properties, license arrangements, ad sharing revenue arrangements for content and other service providers and cost of products for the commerce offerings within the Products and Services segment. During fiscal 2002, cost of revenues increased by 331% to $6.9 million, or 21% of total revenues from $1.6 million, or 10% of total revenues in fiscal 2001. The increase in absolute dollars was driven primarily by the introduction of our Products and Services segment in June 2001. Cost of commerce products sold during fiscal 2002 increased by $6.2 million from $0 in the prior fiscal year. This increase was partially offset by a $.8 million decrease in the cost of revenues for our Media/Advertising segment to $.8 million.

         The Company expects cost of revenues to continue to increase as a percentage of overall revenues as the Products and Services segment continues its rapid growth. Cost of revenues could potentially increase to 30% to 35% of overall revenues during fiscal 2003.

         Within the Products and Services segment there currently exists a significant concentration of risk in our inkjet cartridge business. We use a single supplier and fulfillment provider for our entire inkjet cartridge inventory. However, during fiscal 2003 the Company intends to pursue additional supply arrangements that would mitigate this risk.

Fiscal Year 2001

         For fiscal year 2001 and 2000 cost of revenues consisted primarily of fees paid to third parties for media properties. Cost of revenues increased by 943% to $1.6 million, or 10% of total revenues, for fiscal 2001, from $154,000, or 8% of total revenues, for fiscal 2000. The increase in absolute dollars was primarily due to the growth in our affiliate program. The affiliate program grew to 70 affiliates during fiscal 2001. However, in the fourth quarter, the Company restructured the program to keep only the top- performing web sites and reduced the number of affiliates to 14. Accordingly, cost of revenues decreased 86% to $49,000 in the quarter ended March 2001 from $346,000 in the quarter ended December 2000. The Company terminated or reduced minimum payment obligations to certain affiliates that exceeded related revenues.

Sales and Marketing

Fiscal Year 2002

         Sales and marketing costs consist primarily of promotional and advertising costs, personnel costs, commissions, agency and consulting fees, and allocated overhead costs such as computer systems and facilities. The Company has a direct sales force that sells our inventory of advertisements to advertisers and advertising agencies.

         Sales and marketing costs decreased by 33% to $5.6 million, or 17% of total revenues, for the fiscal 2002, from $8.3 million, or 53% of total revenues, for the fiscal 2001. This $2.7 million decrease was primarily due to the restructuring of certain Web site development revenue-sharing contracts that completed during the fourth quarter of fiscal 2001, which significantly reduced the commission payouts to content creators.

         Specific changes for the year over the same period last year include the following: a decrease in commissions to our content creators of $3.1 million due primarily to the aforementioned restructuring of content creator commissions; a decrease in consulting and other services of $.1 million; a decrease in facilities expenses of $.1 million; an increase in advertising and promotion of $.2 million; and increased payroll and related costs of $.4 million.

         Stock-based compensation of expenses of approximately $0 and $.4 million for the fiscal years ended March 31, 2002 and 2001, respectively, are excluded from sales and marketing costs and shown separately in the financial statements.

         We plan to expand our direct sales, marketing and customer care teams during fiscal 2003 in effort to increase customer retention and drive new revenue growth. The Company's core strategy is to develop a longer term relationship with its customers and enhance the life time value of each relationship. The Company expects that sales and marketing costs will increase in absolute terms but should continue to decline as a percentage of overall revenue.

Fiscal Year 2001

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

Product Development

Fiscal Year 2002

         Product development expenses consist of payroll and related expenses for the following: (1) developing and maintaining the Company's Web sites, (2) developing and maintaining key proprietary technology, and (3) developing proprietary products and services.

         Product and development costs increased by 56% to $6.0 million, or 18% of total revenues, for fiscal 2002, from $3.8 million, or 24% of total revenues, for fiscal 2001. The $2.2 million increase is primarily a result of growth in salaries and related and Internet expenses due to our rapid expansion in network traffic, Web site development and product and service development.

         Specific increases for the year over the same period last year include: payroll and related of $1.1 million; facilities and Internet fees of $.9 million; and consulting expenses of $.2 million.

         Stock-based compensation expenses of approximately $0 and ($.02 million) for fiscal years 2002 and 2001, respectively, are excluded from product development costs and shown separately in the financial statements.

         Management anticipates that product development costs will continue to increase in absolute terms due to an increase in compensation expenses for Web site and product and services design and development and increased Internet costs commensurate with our overall growth. However, in fiscal 2003 the Company expects product development costs to stay relatively flat, or decline slightly as a percentage of revenues.

Fiscal Year 2001

         Product and development costs increased by 236% to $3.8 million, or 24% of total revenues, for fiscal year 2001, from $1.1 million, or 62% of total revenues, for fiscal year 2000. The $2.7 million increase was primarily a result of growth in salaries and related and Internet expense due to our rapid expansion in network traffic and website development.

         Stock-based compensation expenses of approximately $(20,000) and $37,000 for fiscal years 2001 and 2000, respectively, are excluded from product development costs and shown separately in the financial statements.

         Specific increases for the year over the same period last year include payroll and related of $1.4 million and facilities and Internet fees of $1.3 million.

General and Administrative

Fiscal Year 2002

         General and administrative expenses consist of payroll and related expenses for executive, finance, legal, human resources and administrative personnel, recruiting, professional fees and other general corporate expenses.

         General and administrative costs increased by 70% to $8.1 million, or 25% of total revenues, for fiscal year 2002, from $4.8 million, or 30% of total revenues, for fiscal year 2001. The $3.3 million increase was due primarily to growth in the number of management, legal and finance personnel, expansion of facilities and computer systems, and an increase in legal and accounting services to support the growth of our operations and infrastructure.

         Specific changes for the year over the same period last year include the following: an increase in payroll and related of $1.8 million; an increase in legal, consulting and accounting services of $1.0 million; an increase in other office, depreciation and facility expense increases of $0.6 million; and a decrease in recruiting expenses of $.1 million.

         For fiscal 2003, the Company anticipates that general and administrative costs will decline as a percentage of revenues as the business continues to obtain economies of scale in this area.

         Stock-based compensation expenses of approximately $0 and ($.2 million) for fiscal years 2002 and 2001, respectively, are excluded from general and administrative costs and shown separately in the financial statements.

Fiscal Year 2001

         General and administrative costs increased by 27% to $4.8 million, or 30% of total revenues, for the fiscal year 2001, from $3.7 million, or 203% of total revenues, for the fiscal year 2000. The $1.1 million increase was due primarily to growth in the number of administrative personnel, expansion of facilities and computer systems, and an increase in legal and accounting services to support the growth of our operations and infrastructure.

         Specific increases for the year over the same period last year include the following: payroll and related of $0.5 million, recruiting expense of $0.2 million, legal and accounting services of $0.2 million, and other office, depreciation and facility expense increases of $0.2 million. We anticipate that general and administrative costs will increase commensurate with expansion plans.

         Stock-based compensation expenses of approximately $(164,000) and $164,000 for the fiscal years 2001 and 2000, respectively, are excluded from general and administrative costs and shown separately in the financial statements.

Amortization of Goodwill and Other Intangible Assets

                                              YEARS ENDED MARCH 31, (in thousands)
                                              ------------------------------------
                                                   2002    2001        2000
                                                   ----    ----     --------
Amortization of goodwill and other intangibles   $  508   $2,910      $1,414

Fiscal Year 2002

         The Company adopted SFAS 141 and SFAS 142 effective April 1, 2001 and accordingly, there was a substantially reduced cost of $.5 million associated with amortization of certain identifiable intangibles for the fiscal year 2002, as compared to a cost of $2.9 million for fiscal 2001. In accordance with the new accounting standards the Company will evaluate the purchased goodwill and other intangible amounts for potential impairment on at least an annual basis or upon the occurrence of a material adverse event in accordance with SFAS 141and SFAS 142. Amortization of goodwill and acquisition-related intangible assets for the fiscal year 2001 reflects the stock acquisitions of CD Universe, Cases Ladder, Gamer's Alliance, Big Network, Pokemon Village, Falcon Ventures, and the asset acquisitions on Justsaywow, Funone and Dustcloud.

Fiscal Year 2001

         Amortization of goodwill and acquisition-related intangible assets increased by 106% to $2.9 million for the fiscal year 2001 from $1.4 million for the fiscal year 2000. The increase is principally due to the larger acquisitions (the Big Network 9/99, Case's Ladder 6/99 and Gamer's Alliance 7/99) only having amortization for part of the prior period but for the full year in the current period.

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

                                YEARS ENDED MARCH 31, (in thousands)
                                ------------------------------------
                                       2002   2001     2000
                                       ----   ----   --------
Stock-based Compensation ............. $ --   $263     $581


         There was no cost associated with stock compensation for the fiscal year 2002, as compared to $.3 million for fiscal 2001.

         The expenses for the fiscal year 2001 are attributable to performance bonuses in connection with the acquisitions of JustSayWow, Funpageland and Pokemon Village while expenses for the prior period resulted from variable stock compensation in connection with repricing of options to employees in December 1999.

Impairment Write-Down of Goodwill, Other Intangible Assets and Other Assets

         During the fourth quarter of fiscal year 2001, the Company ceased operations of the Big Network and wrote-down the book value of Case's Ladder goodwill to fair value. We performed asset impairment tests by business unit, the lowest level for which there are identifiable cash flows.

                                      YEARS ENDED MARCH 31, (in thousands)
                                     ------------------------------------
                                             2002    2001     2000
                                            ------  -------  -------
Impairment of Goodwill...........           $  --   $14,474    $ --

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

Interest and Other Income, Net

                                                              YEARS ENDED MARCH 31, (in thousands)
                                                              --------------------------------------
                                                                2002           2001           2000
                                                              --------       --------       --------
Interest income ...........................                 $     52       $    19            $61
Interest and other financing expenses......                 $   (577)      $(6,352)           $ --
Minority interest..........................                 $     --       $   --             $4
Other non-recurring losses.................                 $   (231)      $  (321)           $ --

         Interest and financing expense for the year was primarily due to the Company's short and long-term debt obligations. During the fourth quarter of fiscal 2001, the Company renegotiated certain short-term liabilities amounting to $1.9 million into three year interesting bearing notes. Interest on debt obligations increased approximately $.2 million from fiscal 2001 to $.5 million, due primarily to the conversion of the three year notes mentioned above.

         During fiscal year 2002, the Company had $0.1 million of financing expenses. During fiscal 2001, financing expenses totaled approximately $6.0 million included $2.2 million related to the issuance of warrants in September 2000 in connection with short-term loans provided by New Technology Holdings a/k/a 550 Digital Media Ventures (an affiliate of Sony); $1.8 million related to warrants issued to Video Game Partners, and $.8 million related to the issuance of warrants in connection with other financings.

         Other non-recurring losses in fiscal year 2002 relate to the settlement of a previously disclosed litigation matter - see Legal proceedings. For fiscal year 2001, the loss relates primarily the write off of Email Shows totaling $.2 million and other expenses.

         During fiscal year 2000, there was no interest or financing expense.

         The loss on sale of assets represents primarily the write off of Email Shows totaling $230,000 and other expenses.

Income Taxes [Merdinger, Fruchter to complete]

         Due to operating losses incurred since inception, we did not record a provision for income taxes in the year ended March 31, 2002. As of March 31, 2002, the balance of net deferred tax assets was $___________. Utilization of the Company's net operating loss carry forwards, which begin to expire in 2020, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding reliability of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

Net Income/(Loss) from Continuing Operations

                                                          YEARS ENDED MARCH 31, (in thousands)
                                                        ---------------------------------------
                                                          2002            2001         2000
                                                        ---------       ---------     --------
Net Income/(Loss) .................................      $5,380         $(27,122)    $(6,554)


         For the fiscal year 2002, the Company reported net income of $5.4 million compared to a loss of $ 27.1 million for fiscal 2001. The Company attributes its improved operating results primarily to its stream-lined operating structure, greater yields from its third party advertising segment and the introduction of its Products and Services segment.

         For the fiscal year 2001, net loss from continuing operations increased by 313% to $27.1 million from $6.6 million for the year ended March 31, 2000. The increase in the net loss was due predominantly to the write down of goodwill, other intangible assets and other assets of $14.5 million, interest and financing expenses of $6.4 million, and an increase in the amortization of intangible assets of $1.5 million. Excluding such items, net loss would have been $3.4 million and $5.1 million for the years ended March 31, 2001 and 2000, respectively, for a $1.7 million improvement.

Net Income/(Loss) from Discontinued Operations

                                                     YEARS END MARCH 31, (in thousands)
                                                   -------------------------------------
                                                     2002           2001          2000
                                                   --------     ------------    --------
Loss from discontinued operations...........     $   286        $(4,046,012)  $(4,513,407)
Loss from disposal of segment
  (net of taxes) ............................    $    --        $(9,871,155)$       --


         For the year ended March 31, 2002, the net income from discontinued operations is due primarily to the favorable settlement of certain liabilities related to previous discontinued operations.

         During the third quarter of fiscal 2001, eUniverse disposed of the retail products (e-commerce) segment of its business. This transaction provided for the Company's subsidiary, CD Universe, to receive $1 million in exchange for the sale of tangible and intangible assets of the business to CLBL, Inc., a company owned by Charles Beilman, formerly a director and officer of eUniverse. Additionally, eUniverse received $500,000 from CBL for the purchase of advertising on the Company's sites over the next six months.

         A loss on the disposal of the segment of $9.9 million, principally consisting of a loss on disposal of intangible assets relating to CD Universe, was recognized during the third quarter of fiscal 2001.

Liquidity and Capital Resources

         During the prior three fiscal years, the Company has satisfied its cash requirements primarily from a combination of cash flow from operations, private placements of equity securities and short-term loans.

         For fiscal year 2002, net cash generated from operating activities was approximately $7.2 million compared to a use of cash of approximately $7.9 million for fiscal 2001. The trend to positive cash flow in fiscal 2002 was due primarily to the growth in the Company's overall revenues and from investments made throughout the year to stream-line the operating structure. During fiscal 2002, the Company introduced its Product and Services segment, which contributed approximately 34% of overall revenues for the year. Additionally, operating expenses remained in check as they declined significantly as a percentage of revenue and remained relatively flat on absolute basis compared with previous fiscal year. During fiscal 2003, the Company intends to make certain investments in people and other strategic items that may cause net operating cash flows to fluctuate from quarter to quarter. However, for the full year the overall positive trend in cash flow is expected to continue.

         Net operating cash flows for fiscal year 2002 consist of $5.7 million net income; non-cash expenses, including depreciation and amortization of $.81 million; bad debt charges of $.42 million; stock and stock warrants granted to outside consultants and affiliates of $.51 million; warrants granted to Series A preferred shareholders for approval of the Sony transaction of $.13 million; a net increase in accounts payable and other current liabilities of $2.6 million and other activity of $.54 million. These increases in operating cash flow were partially offset by an increase in accounts receivable and other current assets of $3.4 million.

         Net cash used in operating activities in fiscal year 2001 were due primarily to net losses, an increase in current assets, a decrease in current liabilities, offset by non-cash charges for goodwill and other asset impairments, a loss on the disposal of a segment, financing related costs and depreciation and amortization.

         For fiscal year 2002, net cash used in investing activities was $3.2 million compared to $.17 million of cash that was generated from this area in fiscal 2001. Investing activities for the fiscal 2002 include the purchase of various databases of subscribers $.63 million, the purchase of various Web sites and related assets $.87 million and the purchase of computer, telecommunications and other equipment of $1.7 million. During fiscal 2001, the Company received $1 million in proceeds for the sale of a discontinued e-commerce operation, CD Universe. These funds were partially offset by the purchase of Web sites and certain other fixed assets totaling $.84 million.

         Net cash provided by financing activities of $3.8 million for the year ended March 31, 2002 resulted from proceeds of $5 million from the sale of Preferred Series B shares to 550 Digital Media on October 23, 2001; partially offset by net long and short term loan repayments and restructurings of approximately $1.2 million. For fiscal 2001, net cash provided by financing activities of $5.6 million was generated from short-term loans from new investors of $5.3 million less repayments of $1.6 million and proceeds from long-term notes of $1.8 million, which include the restructuring of $2.1 million of certain short-term notes into long-term notes.

         As of March 31, 2002, the Company's principal commitments include obligations for leases amounting to approximately $.8 million annually. These lease commitments expire at various dates through the fiscal year 2007.

         At March 31, 2002, the Company had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party or unconsolidated entities.

         Management of the Company believes that current cash on hand, together with net cash generated from operations, will provide it sufficient working capital for the next 12 months. However, the Company will continue to seek financing for certain equipment purchases and other fixed asset acquisitions. Additionally, for certain acquisitions and other investments the Company may seek additional financing from private debt or equity placements.

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

Item 8.  Financial Statements and Supplementary Data.

         Financial statements required pursuant to this item are included in
Part IV, Item 14 of this Form 10-K and are presented beginning on page F-2. The supplementary financial information required by this item is included under the subsection entitled Quarterly Results of Operations/Supplementary Financial Information, beginning on page [ ].

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrants.


Name                                     Age      Positions and Offices With eUniverse
Brad D. Greenspan(1)(2)..................29       Chairman of the Board of Directors and Chief Executive Officer
Brett C. Brewer(1)(2)....................29       President and Director
Joseph L. Varraveto......................40       Executive Vice President and Chief Financial Officer
Adam Goldenberg..........................21       Chief Operating Officer
Christopher S. Lipp......................30       Senior Vice President and General Counsel
Shawn Goldschein.........................37       Chief Strategic Officer
Daniel L. Mosher(1)(3)...................29       Director
Ryan A. Brant(4).........................30       Director
Thomas Gewecke(1)(3).....................33       Director
Jeff Lapin(3)............................44       Director

--------------

(1) Member of the Compensation Committee.

(2) Member of the Executive Committee.

(3) Member of the Audit Committee.

(4) Resigned effective November 1, 2001.

         Brad D. Greenspan has served as Chairman of the Board of Directors since April 14, 1999 and Chief Executive Officer since August 29, 2000. Mr. Greenspan is a member of eUniverse's Executive and Compensation Committees. In 1997, he founded Palisades Capital, Inc., a private Beverly Hills merchant bank, and served as its President until March 1999. Mr. Greenspan received a B.A. degree in political science/business from the University of California at Los Angeles in 1997.

         Brett C. Brewer has served as President and Director since August 29, 2000. Mr. Brewer is a member of eUniverse's Executive and Compensation Committees. He joined the Company in April 1999 and was named Vice President of its eCommerce Division in December 1999 and elected President of CD Universe, Inc., a subsidiary of eUniverse, in July 2000. Prior to joining eUniverse, Mr. Brewer helped run the Southern California Retail Sales Division of CB Richard Ellis between October 1996 and December 1998. Mr. Brewer received a B.A. degree in business/economics from the University of California at Los Angeles.

         Joseph L. Varraveto has served as Executive Vice President and Chief Financial Officer since January 2, 2001. Prior to joining eUniverse, Mr. Varraveto served as President and Chief Operating Officer of ememories.com. Prior to that, he served as acting Chief Financial Officer of AIR4LESS.com, a leisure travel Web site. Prior to entering the online world, Mr. Varraveto worked for PepsiCo's Frito Lay International Snack Foods Division for more than six years serving in a variety of management positions, including Vice President, Finance prior to leaving the Company in 1999. He also spent nine years at PriceWaterhouseCoopers working on corporate acquisitions, reorganizations, public offerings and debt offerings. Mr. Varraveto received a B.A. in business economics from the University of California at Santa Barbara.

         Adam Goldenberg has served as Chief Operating Officer since October 26, 2001. In 1997 Mr. Goldenberg founded Gamer's Alliance, Inc., an online entertainment portal, and served as its President until it was acquired by eUniverse in April 1999. Mr. Goldenberg served as Vice President, Strategic Planning of eUniverse from April 1999 to October 2001. eUniverse has benefited greatly from Mr. Goldenberg's six years of experience in Internet marketing, product development and management.

         Shawn Goldschein has served as Chief Strategic Officer since August 29, 2000. Prior to joining eUniverse, Mr. Goldschein served as Vice President of Marketing and Communications for WhatsHotNow.com and previously to that as Vice President of Strategic Planning for Rare Medium, where he was instrumental in generating new business while employed at each position. Prior to Rare Medium, Mr. Goldschein was employed by Icon New Media, where he served as General Manager and founder of the Company's Advertising/Sponsorship Division. Mr. Goldschein received a B.A. degree in finance and statistics from Syracuse University.

         Christopher S. Lipp has served as Senior Vice President and General Counsel since October 26, 2001, Vice President, General Counsel since May 1, 2001, Secretary since March 30, 2001 and Vice President, Business and Legal Affairs since January 11, 2001. Prior to joining eUniverse, Mr. Lipp was employed as an attorney in the Intellectual Property Group of Pillsbury Madison & Sutro LLP at Los Angeles, California. He has been a member of the California State Bar since 1997. Mr. Lipp received his J.D. from the University of Southern California Law School and a B.A. in government and sociology from Georgetown University.

         Daniel L. Mosher has served as Director since April 17, 2000. Mr. Mosher is a member of eUniverse's Compensation and Audit Committees. He is employed as Director of Corporate Development of Verisign, Inc. Prior to that, Mr. Mosher was employed by Webvan Group, Inc. from May 1999 to May 2001, most recently as Director, Business Development. From January 1998 to May 1999, Mr. Mosher served in the Mergers and Acquisitions Department of Morgan Stanley Dean Witter Technology Group, an investment banking firm. From February 1996 to January 1998, he held several positions in the Corporate Finance Group of Arthur Andersen, focused on technology private placements. Mr. Mosher holds a B.S. in business administration from the University of California at Berkeley.

         Thomas Gewecke has served as Director and a member of the Audit Committee and Compensation Committees since October 23, 2001. Mr. Gewecke has been employed as Executive Vice President of 550 Digital Media Ventures Inc., a subsidiary of Sony Broadband Entertainment Inc. which manages a portfolio of digital media and technology investments, since July 2000. He has also served as Senior Vice President, New Technology and Business Development for Sony Music Entertainment Inc. where he is responsible for helping develop new digital products and strategy, since November 1999. Prior to joining Sony, Mr. Gewecke held various positions at PC World Communications, a subsidiary of International Data Group, from 1991 to 1999. Mr. Gewecke co-founded PC World Online in 1992, and served as Publisher of the PC World Online Services Group, a network of leading high technology Web and email products, from 1995 to 1999. Mr. Gewecke co-created a new media course for the UC Berkeley Graduate School of Journalism Master's Degree Program in 1995, and taught in the program through 1998. Mr. Gewecke received a B. A. degree in Social Studies from Harvard in 1991.

         Jeff Lapin has served as Director and member of the Audit Committee since June 20, 2002. Mr. Lapin is Vice Chairman and Chief Operating Officer of THQ, a global developer and publisher of interactive entertainment software for the major hardware platforms in the home video market. Mr. Lapin has been an employee of THQ since 1998. From July 1996 through October 1998, Mr. Lapin was the President of House of Blues, Inc. Hospitality and Executive Vice President of House of Blues, Inc. Entertainment. From January 1995 to June 1996, Mr. Lapin was the President and Chief Operating Officer of Starwood Hotels and Resorts (formerly known as Hotel Investors Trust), and from May 1991 to January 1995 Mr. Lapin was the President and Chief Executive Officer of Starwood Hotels & Resorts. Mr. Lapin was Vice President of Starwood Hotels and Resorts from January 1988 to May 1991 and the Secretary of Starwood Hotels & Resorts from September 1986 to May 1991. Mr. Lapin served as a Trustee of Starwood Hotels & Resorts from September 1992 to June 1996. Prior to his employment by Starwood, Mr. Lapin was an attorney at Mitchell, Silberberg & Knupp in Los Angeles.

         Each director of eUniverse serves for a one-year term until the next Annual Meeting of Shareholders and until his successor has been duly elected. Each officer of eUniverse serves at the pleasure of the Board of Directors.

Agreements Concerning the Election of Directors

         In connection with the acquisition of Falcon Ventures by eUniverse, an agreement dated December 16, 1999 was entered into by and between Brad D. Greenspan and Take-Two Interactive Software, which gives Take-Two the right to select an individual to serve as a member of the Board of Directors of eUniverse for a period of three years from February 2, 2000. On January 22, 2001, Take-Two exercised its right to select a director by selecting Ryan A. Brant. Mr. Brant resigned from the Board of Directors in November 2001 for personal reasons. Take-Two's right to select a member of the Board of Directors has since terminated incident to Take-Two's divestiture of its investment in the Company.

Pursuant to the Company's Certificate of Designation of Series B
Convertible Preferred Stock, which gives the holders of Series B Preferred Stock (currently 550 Digital Media Ventures, Inc.) voting as a class the right to elect one, and, depending on the size of the Company's Board of Directors, up to three Directors, Thomas Gewecke was elected to the Board of Directors on October 19, 2001.

Compliance with Section 16(a) of the Exchange Act



         Section 16(a) of the Exchange Act (Section 16(a)) requires eUniverse's executive officers, directors, and persons who own more than ten percent of a registered class of eUniverse's equity securities (10% Stockholders) to file reports of ownership on a Form 3 and changes in ownership on a Form 4 or a Form 5 with the SEC.

         Based solely on its review of the copies of such forms received by eUniverse, or written representations from certain reporting persons, eUniverse believes that during fiscal year 2002 its executive officers, directors and 10% Stockholders complied with all applicable Section 16(a) filing requirements, except that the Form 3's required to be filed by Thomas Gewecke and Christopher
S. Lipp (each of whom was either a director or executive officer of eUniverse during fiscal year 2002) and the Form 5's required to be filed by Brad D. Greenspan, Thomas Gewecke and Daniel L. Mosher (each of whom was either a director or executive officer of eUniverse during fiscal year 2002) were inadvertently filed late.

Item 11.  Executive Compensation.

         The table below summarizes the compensation paid or awarded during the last three fiscal years to our Chief Executive Officer and our four other most highly compensated Executive Officers for services rendered to eUniverse in all capacities. These executives are referred to as the Named Executive Officers elsewhere in this Form 10-K.

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                                                        -------------------------------------------------
                                                                                AWARDS                     PAYOUTS
                                                                        ------------------------         ----------
                                                         OTHER ANNUAL   RESTRICTED    SECURITIES     LTIP     ALL OTHER
                              FISCAL   SALARY    BONUS   COMPENSATION   STOCK AWARD   UNDERLYING    PAYOUTS  COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR      ($)      ($)        ($)           ($)        OPTIONS #       ($)        ($)
---------------------------    ----    ------    -----   ------------   -----------   ----------    -------  ------------
Brad D. Greenspan ..........   2002    178,125   95,000       --           --            --           --         --
  Chairman of the Board        2001     99,800    --        50,000(1)      --          800,000        --
  and Chief Executive Officer  2000      --       --        50,000(1)      --          340,000        --         --

Brett C. Brewer ............   2002    131,667   99,375       --           --          500,000        --         --
  President and Director       2001    104,979    --          --           --          750,000        --         --
                               2000     75,000    --          --           --           75,000        --         --

Joseph L. Varraveto .........  2002    160,000   60,000       --           --           50,000        --         --
  Executive Vice President     2001     37,657    --          --           --          350,000        --         --
  and Chief Financial
  Officer(2)

Adam Goldenberg ............   2002    124,000  108,980       --           --          675,000        --         --
  Chief Operating Officer(3)   2001     96,000    --          --           --          175,000        --         --
                               2000     80,000    --          --           --           85,000        --         --

Chris Lipp..................   2002    134,875   37,500       --           --          150,000        --         --
  Senior Vice President and    2001     91,146    --          --           --          150,000        --         --
  General Counsel and          2000     16,346    --          --           --          100,000        --         --
  Secretary(4)

---------------

(1) Represents consulting fees paid to Mr. Greenspan prior to his appointment as Chief Executive Officer of eUniverse on August 29, 2000.

(2) Mr. Varraveto was appointed as Executive Vice President and Chief Financial Officer of eUniverse on January 2, 2001.

(3) Mr. Goldenberg joined the Company in April 1999 as Vice President, Strategic Planning and was promoted to Chief Operating Officer in October 2001.

(4) Mr. Lipp joined the Company in January 2000 as Vice President, Legal and Business Affairs; was appointed Secretary on March 30, 2001; was promoted to General Counsel on May 1, 2001 and promoted to Senior Vice President General Counsel on October 26, 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                                                           PERCENT OF
                                                             TOTAL                             POTENTIAL REALIZABLE VALUE
                                                            OPTIONS                              AT ASSUMED ANNUAL RATES
                                            NUMBER OF      GRANTED TO                         OF STOCK PRICE APPRECIATION
                                           SECURITIES      EMPLOYEES    EXERCISE                   FOR OPTION TERM
                                           UNDERLYING      IN FISCAL     PRICE     EXPIRATION  -------------------------
NAME AND PRINCIPAL POSITION              OPTIONS GRANTED      YEAR      $/SHARE       DATE        5%            10%
---------------------------              ---------------      ----      -------       ----        --            ---
Brad D. Greenspan .....................        --              --          --          --         --             --
 Chairman of the Board of Directors
 and Chief Executive Officer

Brett C. Brewer........................     500,000(1)         14%      $2.00       5/02/11    $1,735,250    $1,865,500
 President and Director

Joseph L. Varraveto....................      50,000(2)          1%      $2.00       5/02/11    $ 173,525     $  186,550
 Executive Vice President
 and Chief Financial Officer

Adam Goldenberg........................     675,000(2)         19%      $2.00       5/02/11    $2,342,588    $2,518,425
 Chief Operating Officer

Chris Lipp.............................     150,000(2)          4%      $2.00       5/02/11    $  520,575    $  559,650
 Senior Vice President and
 and General Counsel

(1) One fourth of the options follow the regular vesting schedule. Three fourths of the options vest based upon (Chris to provide details)

(2) One third of the options vest and are exercisable one year from the date of grant. Thereafter, one eighth of the remaining options vest and are exercisable each three months until all optioned shares are vested.

Aggregated Option Exercises in last Fiscal Year and Fiscal Year-end Option Values/SAR Values


                                                                                                Value of
                                                              No. of Securities               Unexercised
                                                           Underlying Unexercised             in-the-money
                                                                Options/SAR's                Options/SAR's
                             No. of Shares                   at Fiscal Year-end            at Fiscal Year-end
                               Acquired        Value
            Name             On Exercise      Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
---------------------------  -------------  -----------  -----------   -------------   -----------   -------------
Brad D. Greenspan .........       --            --         583,333        556,667       $  738,000   $1,230,000
Brett C. Brewer ...........       --            --         737,500        587,500       $1,754,250   $1,695,750
Joseph L. Varraveto........       --            --         116,667        283,333       $  345,333   $  851,167
Adam Goldenberg ...........       --            --         143,750        791,250       $  179,375   $2,417,875
Chris Lipp ................       --            --         129,167        270,833       $  153,750   $  696,750


Director Compensation

         Directors of eUniverse who are also employees or officers of eUniverse do not receive any compensation specifically related to their activities as directors, other than reimbursement for expenses incurred in connection with their attendance at Board of Directors meetings. On April 17, 2000, Daniel L. Mosher, for his first year of service as a non-employee director, received options for 63,750 shares of the Company's common stock, at market price per share at the date of grant, which vested on December 8, 2000, one year after the date that he became a director, and expire ten years after the date that he became a director. On January 22, 2001, for his second year of service as a non-employee director, Mr. Mosher received options for 25,000 shares of the Company's common stock, at market price per share at the date of grant, which vest one year after the date of grant and expire ten years after the date of grant. On January 22, 2001, Ryan A. Brant, for his first year of service as a non-employee director, received options for 73,750 shares of the Company's common stock, at market price per share at the date of grant, which vest one year from the date of grant and expire ten years after the date of grant. These options were cancelled upon Mr. Brant's voluntary resignation from the Board. On December 3, 2001, Thomas Gewecke, for his first year of service as a non-employee director, received options for 25,000 shares of the Company's common stock, at market price per share at the date of grant, which vest one year from the date of grant and expire ten years after the date of grant. For each board meeting they attend, non-employee directors are reimbursed for their expenses incurred in connection with their attendance at the meeting.

Employment Agreements

         The Company currently has no employment agreements with any of its officers or Directors.

Compensation Committee Interlocks and Insider Participation

         Prior to establishing the Compensation Committee, the Board of Directors as a whole performed the functions delegated to the Compensation Committee. No member of the Board of Directors or the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of eUniverse's Board of Directors or Compensation Committee. During eUniverse's fiscal year ending on March 31, 2002, the members of the Compensation Committee were Brad D. Greenspan, Brett C. Brewer, Daniel L. Mosher. Thomas Gewecke was elected to the Compensation Committee on October 26, 2001.

         Notwithstanding anything to the contrary set forth in any of eUniverse's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might affect future filings, including this Form 10-K, the Compensation Committee Report on Executive Compensation set forth below, and the Stock Performance Graph set forth on page 29 in accordance with Securities Exchange Commission requirements, shall not be incorporated by reference into any such filings.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

General

         Decisions as to certain compensation of eUniverse's executive officers are made by the Compensation Committee of eUniverse's Board of Directors.

Compensation Policies

         eUniverse's philosophy is to tightly link executive compensation to corporate performance and returns to stockholders. A significant portion of executive compensation is dependent upon the Company's success in meeting one or more specified goals and to the potential appreciation of the eUniverse common stock. Thus, a significant portion of an executive's compensation is at risk. The goals of the compensation program are to attract and retain exceptional executive talent, to motivate these executives to achieve the Company's business goals, to link executive and stockholders interests through equity-based plans, and to recognize individual contributions as well as overall business results.

         Each year the Compensation Committee conducts a review of the Company's executive compensation program. This review often includes data supplied by independent third party compensation consultants and is used to realign the Company's compensation programs to other comparable rapidly growing companies in the technology space. The key elements of eUniverse's executive compensation are generally base salary, bonus, stock options and benefits. The Compensation Committee's policies with respect to each of the elements are discussed below. While the elements of compensation are considered separately, the Compensation Committee also takes into account the complete compensation package provided by eUniverse to the individual executive.

         Base Salary. Base salaries for executive officers are determined by evaluating the responsibilities of the position and the experience of the individual, and by reference to the competitive marketplace for pertinent executive talent, including a comparison to base salaries for comparable positions at companies of similar size, complexity and within the same sector. Base salary adjustments are determined annually by evaluating the financial performance and, where appropriate, certain non-financial performance measures, of eUniverse, and the performance of each executive officer.

         Bonus. eUniverse's executive officers are generally eligible for annual and other cash bonuses. Individual and corporate performance objectives, both quarterly and annually, are established at the beginning of each fiscal year by the Compensation Committee. For fiscal 2002, the targets were based upon achieving certain profitability and operating free cash flow levels. A target amount payable was also established for each executive officer eligible for a particular bonus. The Compensation Committee also considers individual non-financial performance measures in determining bonuses. For fiscal 2003, the bonus structure was modified to enable an executive officer to achieve a higher bonus than the targeted amount should the performance goals be exceed by a certain percentage.

         Stock Awards Plan. The purpose of the eUniverse Stock Awards Plan is to provide an additional incentive to company employees to work to maximize stockholder value. To this end, the Compensation Committee grants to key executives stock options under the Company's 1999 Stock Awards Plan (the 1999
Plan) which generally vest (i.e., become exercisable) over a three-year period following the date of grant as follows: 33 1/3% on the first anniversary; and 1/12 each quarter thereafter. Options under the 1999 Plan are granted at the current market price, have a term of ten years from the date of grant, and subject to the above vesting restrictions, may be exercised at any time during such term. The 1999 Plan, which is administered by the Compensation Committee, was approved by the stockholders at the 2001 Annual Meeting. See table entitled Option Grants in Last Fiscal Year on page 26 summarizing options granted to each Named Executive Officer and vesting terms for each grant.

         Benefits. The benefits available to executive officers are the same as those afforded to all full-time employees, including medical, dental, death, disability coverage and a 401(k) plan.

Chief Executive Officer Compensation

         The Compensation Committee determined the components of Mr. Greenspan's fiscal year 2002 compensation as follows:

         Base Salary. Mr. Greenspan's base salary of $170,000 was increased to $185,000 in September 29, 2001 to reflect changes in market conditions and complexities in the business and for performance for the previous twelve month period. Additionally, Mr. Greenspan was awarded a bonus of $95,000 for achieving certain operating objectives, primarily relating to revenue growth and profitability.

         Stock Awards Plan. Mr. Greenspan was awarded no additional stock options during fiscal 2002.

         Benefits. Mr. Greenspan was provided benefits under eUniverse's medical, dental, and disability plans consistent with those provided to other full-time employees.

         As a member of the Compensation Committee, Mr. Greenspan participates in reviewing his annual salary and setting his bonus, subject to the review and approval of the Board of Directors.

Other Executive Officers

         The compensation plans of most of eUniverse's other executive officers, including the persons listed in the Summary Compensation Table on page 26, provide for a base salary, bonus, option grants under eUniverse's 1999 Stock Awards Plan, and access to eUniverse's standard employee benefit plans.

         Submitted by the Compensation Committee of eUniverse's Board of
Directors:

         Brad D. Greenspan, Daniel L. Mosher, Brett C. Brewer and Thomas
Gewecke.

                               PERFORMANCE GRAPH

         The following graph compares the yearly percentage change in eUniverse's cumulative total shareholder return on the Company's common stock to the cumulative total return of the Nasdaq Composite Index and a peer group of Internet stocks for the two fiscal years ended March 31, 2002. The peer group selected by Company consists of AOL, CNET Networks, Doubleclick, Overture and Yahoo. The graph assumes that the value of the investment in the Company's common stock and the comparison index was $100 on April 1, 2000 and assumes the reinvestment of dividends. The Company has never declared a dividend on its common stock. The stock price performance depicted in the graph below is not necessarily indicative of future price performance.

                                PERFORMANCE DATA

                         Date       EUNI      Peer Group     Nasdaq
                    --------------------------------------------------
                          Apr-99     100.00        100.00      100.00
                          May-99      82.51         80.73       97.16
                          Jun-99      80.45         74.46      105.63
                          Jul-99      58.75         65.19      103.76
                          Aug-99      50.50         66.41      107.73
                          Sep-99      48.51         84.53      107.99
                          Oct-99      42.24         89.69      116.66
                          Nov-99      53.14        109.61      131.20
                          Dec-99      33.00        145.93      160.03
                          Jan-00      69.14        120.36      154.96
                          Feb-00      73.27        119.62      184.70
                          Mar-00      74.26        115.81      179.83
                          Apr-00      63.94         91.45      151.82
                          May-00      52.64         70.40      133.74
                          Jun-00      44.88         69.58      155.97
                          Jul-00      36.88         72.09      148.14
                          Aug-00      41.25         74.64      165.42
                          Sep-00      32.01         59.41      144.44
                          Oct-00      28.88         46.73      132.51
                          Nov-00      18.56         34.74      102.17
                          Dec-00      13.37         27.09       97.16
                          Jan-01      19.64         37.75      109.04
                          Feb-01      21.12         27.66       84.62
                          Mar-01      16.50         23.62       72.37
                          Apr-01      16.91         30.89       83.22
                          May-01      17.33         31.88       83.00
                          Jun-01      28.05         32.61       84.96
                          Jul-01      31.35         29.78       79.72
                          Aug-01      24.75         23.54       71.00
                          Sep-01      18.15         17.61       58.94
                          Oct-01      22.69         22.03       66.47
                          Nov-01      25.58         25.28       75.92
                          Dec-01      45.30         28.84       76.70
                          Jan-02      56.11         26.62       76.06
                          Feb-02      35.56         23.23       68.09
                          Mar-02      42.99         23.90       72.57

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of May 31, 2002 with respect to the beneficial ownership of the Company's voting securities by the following individuals or groups: (a) each person who is known by eUniverse to own beneficially more than 5% of the Company's common stock, including our preferred stock on an as-converted basis, (b) each Director of eUniverse, (c) each Named Executive Officer (as defined below under the caption Compensation of Executive Officers) of eUniverse, and (d) all executive officers and Directors of eUniverse as a group.


                                                          Shares            Percentage
                                                       Beneficially        Beneficially
Name of Beneficial Owner                                 Owned(1)            Owned(2)
------------------------                                 --------            --------
Brad D. Greenspan                                    8,469,334(3)              31.8%
Brett C. Brewer                                        986,417(4)               3.7%
Christopher S. Lipp                                    201,000(5)               *
Joseph L. Varraveto                                    152,167(6)               *
Adam Goldenberg                                        479,308(7)               1.8%
Thomas Gewecke                                              --(10)              *
Daniel L. Mosher                                        76,667(8)               *
550 Digital Media Ventures, Inc.
  ("550 DMV")                                        5,289,231(9)              20.0%
Directors and Executive Officers as a Group         10,364,893                 39.2%(10)

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

(2) The Percentage Beneficially Owned is calculated by dividing the Number of Shares Beneficially Owned by the total outstanding shares of common stock and preferred stock on an as-converted basis including shares beneficially owned by the person with respect to whom the percentage is calculated.

(3) Includes 628,334 shares represented by options exercisable within 60 days.

(4) Includes 785,417 shares represented by options exercisable within 60 days.

(5) Includes 200,000 shares represented by options exercisable within 60 days.

(6) Includes 133,167 shares represented by options exercisable within 60 days.

(7) Includes 390,417 shares represented by options exercisable within 60 days.

(8) Includes 74,167 shares represented by options exercisable within 60 days.

(9) Includes 1,923,077 shares of Series B Preferred Stock on an as-converted basis.

(10) Excludes attribution of beneficial ownership of shares owned by 550 DMV to Thomas Gewecke, who serves as a Director pursuant to 550 DMV's right of appointment, but who disclaims such beneficial ???????

         With respect to securities authorized for issuance under equity compensation plans, an aggregate of 9,000,000 shares of common stock have been reserved for issuance under the Company's 1999 Stock Award Plan.

                                                                                                    Number of securities
                                                                                                   remaining available for
                                               Number of securities                                 future issuance under
                                                to be issued upon          Weighted-averages        equity compensation
                                                   exercise of              exercise price of         plans (excluding
                                               outstanding options,        outstanding options,     securities reflected in
Plan Category                                   warrants and rights        warrants and rights          column (a))
-----------------------------------            ----------------------------------------------------------------------------
                                                       (a)                   (b)                           (c)
Equity compensation plan
approved by security
holders.........................
   Options.....................                        8,706,681                      $3.16                    293,319
   Warrants.....................                       2,079,901                      $1.93                          0
   Preferred Stock conversion rights...                  494,024                      $6.00                          0
                                                      ----------                      -----                    -------
                                                      11,280,606                      $3.06                    293,319

Equity compensation plans
not approved by security
holders...                                                     0                         na                          0
                                                      ----------                      -----                    -------
      Total.......................                    11,280,606                      $3.06                    293,319
                                                      ==========                      =====                    =======

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

                          INDEX TO FINANCIAL STATEMENTS

eUniverse, Inc. Financials......................................... F-1 - F-26

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

(b) Reports on Form 8-K.

         No Reports on Form 8-K were filed with the SEC by eUniverse during the last quarter of fiscal year 2002.

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
eUniverse, Inc.

         We have audited the accompanying consolidated balance sheets of eUniverse, Inc. and Subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eUniverse, Inc. and Subsidiaries as of March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


                                     MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                     Certified Public Accountants


New York, New York
June 14, 2002
                        eUNIVERSE, INC. and Subsidiaries

                           Consolidated Balance Sheets


                                                                       March 31,                     March 31,
                                                                         2002                          2001
                                                                     ------------                  ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents.......................................  $8,007,784                $    218,841
      Accounts receivable, net of allowances for
        doubtful accounts of $452,239 and $123,000, respectively.....   5,022,745                   2,676,675
      Prepaid expenses ..............................................   1,488,069                     491,553
      Deferred charges and other current assets .....................     551,100                     440,061
                                                                     ------------                ------------
                                Total Current Assets                   15,069,697                   3,827,130

FURNITURE AND EQUIPMENT, less accumulated depreciation
     of $563,120 and $264,383, respectively .........................   2,293,836                     902,004

GOODWILL, net of amortization of $545,769
     and $7,404,624 respectively ....................................  12,298,241                   4,739,981
OTHER INTANGIBLES, net of amortization of $649,803 and $160,559
    respectively.....................................................   4,576,249                   1,479,699

Deferred charges ....................................................     197,222                     787,505
Deposits and other assets............................................     142,407                     142,812
                                                                     ------------                ------------
                             TOTAL ASSETS                            $ 34,577,653                $ 11,879,131
                                                                     ------------                ------------
                                                                     ------------                ------------
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
     Accounts payable...............................................  $ 2,253,811                 $ 2,870,997
     Accrued expenses...............................................    4,153,122                   2,592,745
     Deferred Revenue...............................................    1,033,698                     232,240
     Notes payable..................................................    3,010,918                   3,760,209
     Current maturities of notes payable, affiliates ...............      393,672                     940,000
     Capitalizable lease obligations, current.......................       28,028                           -
                                                                     ------------                ------------
                                        Total Current Liabilities      10,873,250                  10,396,191
                                                                     ------------                ------------
LONG-TERM DEBT                                                          1,370,404                     976,190
LONG-TERM DEBT AFFILIATES, LESS CURRENT MATURITIES                      1,657,781                   2,065,239

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.10 par value; 40,000,000 shares
        authorized;  2,872,665 and 1,454,572 shares
          issued and outstanding, respectively.......................     287,267                     145,457
     Common stock, $.001 par value; 250,000,000 shares authorized;
       23,542,219 and 18,817,502 issued and outstanding, respectively      23,542                      18,815
     Treasury stock..................................................     (36,000)                          -
     Additional paid-in capital......................................  68,978,054                  50,523,445
     Deferred stock compensation cost................................    (211,874)                   (139,234)
     Retained deficit................................................ (48,364,771)                (52,106,972)
                                                                     ------------                ------------
                           Total Shareholders' (Deficit)/Equity        20,676,219                  (1,558,489)
                                                                     ------------                ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY            $ 34,577,653                $ 11,879,131
                                                                     ============                ============

  The accompanying notes are an integral part of these financial statements.

                            eUniverse, Inc. and Subsidiaries
                         Consolidated Statements of Operations



                                                                                    Year Ended
                                                                                     March 31,
                                                                      2002              2001                  2000
                                                                   --------------    ---------              --------
REVENUE                                                             $ 33,196,263    $ 15,668,203           $ 1,842,440

COST OF GOODS SOLD                                                     6,920,507       1,606,493               153,950

GROSS PROFIT                                                          26,275,755      14,061,710             1,688,490

OPERATING EXPENSES:
    Marketing and sales (excludes stock-based
      compensation of $0, $447,065, and $379,006 respectively).....    5,554,193       8,299,799             1,441,570
    Product development (excludes stock-based
      compensation of $0, ($19,656) and $37,326 respectively)......    5,986,023       3,827,600             1,139,836
    General and administrative (excludes stock-based
      compensation of $0, ($164,598) and $164,598 respectively)....    8,091,755       4,755,772             3,731,298
    Amortization of goodwill
     and other intangibles.........................................      507,791       2,909,741             1,414,136
    Stock-based compensation.......................................            -         262,811               580,930
                                                                      ----------      ----------             ---------
TOTAL OPERATING EXPENSES...........................................   20,139,762      20,055,723             8,307,770
                                                                      ----------      ----------             ---------

                                          OPERATING INCOME / (LOSS)    6,135,993      (5,994,013)           (6,619,280)

NONOPERATING INCOME (EXPENSE)
    Interest income................................................       52,425          18,801                60,931
    Interest and other financing expense...........................     (577,457)     (6,351,875)                    -
    Impairment of goodwill.........................................            -     (14,474,390)                    -
    Loss allocated to minority interest............................                                              4,110
    Other gains and losses.........................................     (231,113)       (320,682)                    -
                                                                      ----------      ----------             ---------

 INCOME / (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       $5,379,849     (27,122,159)           (6,554,239)

INCOME TAXES......................................................             -               -                     -
                                                                      ----------   -------------           -----------

                         INCOME / (LOSS) FROM CONTINUING OPERATIONS   $5,379,849    $(27,122,159)          $(6,554,239)
                                                                      ==========   =============           ===========
DISCONTINUED OPERATIONS:
    Loss from operations discontinued segment
     (net of applicable income taxes of $0).......................       285,429    (13,917,167)            (4,513,407)
                                                                      ----------   -------------           -----------

                                                NET INCOME / (LOSS)   $5,665,278   $(41,039,326)          $(11,067,646)
                                                                      ==========   =============           ===========

Continuing operations earnings / (loss) per common share .........    $     0.26   $      (1.50)          $      (0.42)
Discontinued operations earnings / (loss) per common share........    $     0.01   $      (0.77)          $      (0.29)
                                                                      ----------   -------------           -----------
Basic earnings / (loss) per common share..........................    $     0.27   $      (2.27)          $      (0.70)
                                                                      ----------   -------------           -----------
Diluted earnings / (loss) per common share........................    $     0.21             na                     na
                                                                      ----------   -------------           -----------

Basic weighted average common
 shares outstanding...............................................    21,040,374     18,094,670             15,765,108
                                                                      ----------   -------------           -----------
Shares outstanding for diluted earnings per share.................    27,539,459             na                     na
                                                                      ----------   -------------           -----------


   The accompanying notes are an integral part of these financial statements.

                        EUNIVERSE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                          PREFERRED STOCK           COMMON STOCK        ADDITIONAL
                                       ---------------------   ----------------------     PAID-IN       RETAINED
                                        SHARES     PAR VALUE     SHARES     PAR VALUE     CAPITAL       DEFICIT         TOTAL
                                        ------     ---------     ------     ---------     -------       -------         -----
Share issued to acquire option to
 purchase CD Universe................     --       $  --        8,061,000    $ 8,061    $   247,039        --     $   255,100
Shares issued for merger related
 services............................     --          --        1,539,000      1,539         47,145        --          48,684
Shares issued pursuant to Rule 506 of
 Regulation D........................     --          --          250,000        250        249,750                   250,000
Shares issued pursuant to employment
 agreement...........................     --          --          200,000        200          6,036        --           6,236
                                       ---------   --------    ----------    -------    -----------   ------------  ---------
Balance, March 31, 1999..............     --          --       10,050,000     10,050        549,970        --         560,020
Sale of Preferred Stock..............  1,795,024    179,502                               6,282,584                 6,462,086
Cost of offerings and issuance.......     --          --                                 (2,184,449)               (2,184,449)
Shares issued in acquisition of
 eUniverse.com Website...............     --          --           15,000         15         59,985                    60,000
Shares issued in acquisition of
 CD Universe, Inc....................     --          --        2,425,000      2,425      7,272,575                 7,275,000
Shares issued for services...........     --          --          392,436        392        500,206                   500,598
Shares retained by former MCA
 Shareholders........................     --          --        1,220,993      1,221        857,256                   858,477
Shares issued in acquisition of Mega
 DVD.................................     --          --            4,605          4         52,496                    52,500
Shares issued in acquisition of Cases
 Ladder, Inc.........................     --          --          700,000        700      6,999,300                 7,000,000
Stock options issued in connection
 with acquisition of Cases Ladder,
 Inc.................................     --          --           --          --         1,111,100                 1,111,100
Stock options issued in connection
 with services performed.............     --          --           --          --            67,248                    67,248
Fair Value of the warrants issued....     --          --           --          --         1,921,217                 1,921,217
Shares issued in acquisition of
 Gamers Alliance, Inc................     --          --           78,125         78        999,922                 1,000,000
Additional Shares issued in
 acquisition of Gamers Alliance,
 Inc.................................     --          --            8,789          9         85,684                    85,693
Shares issued to employees as
 compensation expense................     --          --           42,506         42        269,561                   269,603
Amortization of variable stock
 options issued to employees.........     --          --           --          --           207,010                   207,010
Shares issued in acquisition of The
 Big Network, Inc....................     --          --        1,440,000      1,440      8,818,560                 8,820,000
Shares issued in acquisition of
 FunOne.com..........................     --          --            8,733          9         49,991                    50,000
Shares issued in acquisition of
 Falcon Ventures Corp................     --          --          310,000        310      1,782,190                 1,782,500
Shares issued in acquisition of
 PokemonVillage.com..................     --          --           43,630         44        379,456                   379,500
Shares issued in acquisition of
 JustSayWow.com......................     --          --           11,976         12         99,988                   100,000
Additional Shares issued in
 acquisition of Gamers Alliance,
 Inc.................................     --          --            8,789          9         51,626                    51,635
Additional Shares issued in
 acquisition of The Big Network,
 Inc.................................     --          --          269,840        270      1,652,500                 1,652,770
Shares issued to Take2 Corporation...     --          --          600,000        600      3,599,400                 3,600,000
Stock options issued in connection
 with affiliate agreements...........     --          --           --          --           123,652                   123,652
Net loss for the twelve months ended
 March 31, 2000......................     --          --           --          --                    (11,067,646) (11,067,646)
                                       ---------   --------    ----------    -------    -----------   ------------------------
Balance at March 31, 2000............  1,795,024    179,502    17,630,422     17,630     41,609,028  (11,067,646)  30,738,514
Conversion of Preferred to common
 stock...............................   (340,452)   (34,045)      481,068        482        557,936                   524,373
Cost of offering Stock conversion....                                                      (524,373)                 (524,373)
Additional Shares issued in
 acquisition of The Big Network,
 Inc.................................     --          --           90,160         90        552,140                   552,230
Additional Shares issued in
 acquisition of Gamers Alliance,
 Inc.................................     --          --           19,531         19        103,493                   103,512
Shares issued to employees as
 compensation expense................     --          --           98,274         97        513,276                   513,373
Less: Deferred stock compensation
 cost................................     --          --                                   (139,234)                 (139,234)
Shares issued in acquisition of
 websites............................     --          --          217,269        216        687,284                   687,500
Shares issued in connection with
 services performed..................     --          --          161,127        161        360,879                   361,040
Shares issued in connection with
 financing activities................     --          --          100,000        100        262,400                   262,500
Shares issued in connection with
 assets purchased....................     --          --           19,651         20         38,120                    38,140
New shares to be issued to
 Isosceles...........................     --          --           --          --          (212,500)                 (212,500)
Cost of offering Warrants issued to
 preferred shareholders..............     --          --           --          --          (179,870)                 (179,870)
Reversal of repriced employee
 options.............................     --          --           --          --          (207,011)                 (207,011)
Options issued to websites for right
 of first refusal....................     --          --           --          --            71,115                    71,115
Warrants issued in connection with
 financing activities................     --          --           --          --         5,769,262                 5,769,262
Warrants issued in connection with
 services to be performed............     --          --           --          --           830,345                   830,345
Options issued in connection with
 services performed..................     --          --           --          --           291,921                   291,921
Net loss for the twelve months ended
 March 31, 2001......................     --          --           --          --                    (41,039,326) (41,039,326)
                                       ---------   --------    ----------    -------    -----------   ------------ -----------
Balance at March 31, 2001............  1,454,572    145,457    18,817,502     18,815     50,384,211  (52,106,972)  (1,558,489)
                                       ---------   --------    ----------    -------    -----------   ------------ -----------
                                       ---------   --------    ----------    -------    -----------   ------------ -----------





                                                                            Preferred Stock               Common Stock
                                                                       --------------------------   -----------------------
                                                                         Shares        Par Value      Shares     Par Value
                                                                       ----------------------------------------------------
Balance as of 3/31/01                                                   1,454,572        145,457    18,817,502    18,815
Acquisition of eGames                                                                                   30,349        30
Shares issued to the employee of
   Funpageland.com as compensation expense...........................           -                        7,992         8
Additional Shares issued in acquisition of
   Gamers Alliance, Inc..............................................           -                       60,547        61
Shares issued in acquisition of
   ratedfun.com .....................................................           -                        8,480         8
Shares issued to the employee of
   Send4Fun.com as compensation expense..............................                                   17,000        17
Additional Shares issued in acquisition of
   Spreadingjoy.com .................................................                                   26,595        27
Converv of Preferred to common stock                                     (504,984)       (50,497)      954,273       956
Cost of offring Stock conversion
Exercise of Consultant Options                                                                          65,104        65
Exercise of Employee Options                                                                            25,000        25
Exercise of Warrants                                                                                   128,223       128
Frank Westall shares to be cancelled in payment of note..............
Frank Westall shares re-issued in connection with note...............
Ed Hilts shares to be cancelled in payment of note...................
New common stock issued for InfoBeat                                                                 3,058,461     3,058
New common stock issued for Sony Warrant Redemption                                                    307,693       308
Cancellation of Sony Warrants
New preferred stock issued in connection with the Sony Transaction      1,923,077        192,308
Beneficial conversion of Sony preferred stock issued below market
New Warrants issued to Preferred shareholders in connection with
   Sony transaction .................................................
New Warrants issued in connection
   with services to be performed (ZA Associates).....................
Options granted to consultant........................................
New warrants issued in connection with services to be performed......
New warrants issued to G. and R. Whitten.............................
Big Network Settlement                                                                                  50,000        50
New shares to be issued to Isosceles.................................          --                       85,000        85
Take 2 Settlement Agreement                                                                           (100,000)     (100)
                                                                                                             -         -
Net income for the twelve months ended March 31, 2002
                                                                       ----------------------------------------------------
Balance as of March 31, 2002                                            2,872,665        287,267    23,542,219    23,542
                                                                       ====================================================


                                                                                      Additional
                                                                                       Paid-in       Retained
                                                                      Treasury Stock   Capital        Deficit        Total
                                                                      -------------------------------------------------------
Balance as of 3/31/01                                                                 50,384,211    (52,106,972)  (1,558,489)
                                                                      -------------------------------------------------------
Acquisition of eGames                                                                     99,970                     100,000
Shares issued to the employee of
   Funpageland.com as compensation expense...........................                     24,992                      25,000
Additional Shares issued in acquisition of
   Gamers Alliance, Inc..............................................                    403,515                     403,576
Shares issued in acquisition of
   ratedfun.com .....................................................                     18,742                      18,750
Shares issued to the employee of
   Send4Fun.com as compensation expense..............................                     43,733                      43,750
Additional Shares issued in acquisition of
   Spreadingjoy.com .................................................                     74,973                      75,000
Converv of Preferred to common stock                                                     421,436                     371,895
Cost of offring Stock conversion                                                        (371,894)                   (371,894)
Exercise of Consultant Options                                                               (65)                          -
Exercise of Employee Options                                                              85,925                      85,950
Exercise of Warrants                                                                        (128)                          -
Frank Westall shares to be cancelled in payment of note..............    (34,000)                                    (34,000)
Frank Westall shares re-issued in connection with note...............      6,000                                       6,000
Ed Hilts shares to be cancelled in payment of note...................     (8,000)                                     (8,000)
New common stock issued for InfoBeat                                                   9,936,942                   9,940,000
New common stock issued for Sony Warrant Redemption                                      999,693                   1,000,000
Cancellation of Sony Warrants                                                         (1,000,000)                 (1,000,000)
New preferred stock issued in connection with the Sony Transaction                     4,807,693                   5,000,000
Beneficial conversion of Sony preferred stock issued below market                      1,923,076     (1,923,076)           -
New Warrants issued to Preferred shareholders in connection with
   Sony transaction .................................................                    110,074                     110,074
New Warrants issued in connection
   with services to be performed (ZA Associates).....................                    293,344                     293,344
Options granted to consultant........................................                     84,528                      84,528
New warrants issued in connection with services to be performed......                     82,319                      82,319
New warrants issued to G. and R. Whitten.............................                     25,638                      25,638
Big Network Settlement                                                                   104,950                     105,000
New shares to be issued to Isosceles.................................                    212,415                     212,500
Take 2 Settlement Agreement                                                                  100                           -
                                                                                               -              -            -
Net income for the twelve months ended March 31, 2002                                                 5,665,278    5,665,278
                                                                      -------------------------------------------------------
Balance as of March 31, 2002                                             (36,000)     68,766,181    (48,364,771)  20,676,219
                                                                      =======================================================






              See accompanying notes to the financial statements.

                        eUNIVERSE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash flows


                                                                                 Year Ended March 31,
                                                                  ---------------------------------------------
                                                                      2002            2001            2000
                                                                      ----            ----            ----
OPERATING ACTIVITIES
    Net income (loss) .........................................   $  5,665,278    $(41,039,326)   $(11,067,646)

    Transactions not requiring cash:
       Depreciation ...........................................        299,904         243,333         143,955
       Amortization ...........................................        507,791       3,520,547       2,440,038
       Impairment of goodwill .................................           --        14,474,390            --
       Loss from discontinued operations ......................           --         9,871,155            --
       Bad Debts ..............................................        423,554         460,962          59,039
       Non-cash employee compensation .........................           --           262,811         373,920
       Loss on write-off of investment ........................         20,000         320,684
       Amortization of variable stock
           option issued to employees .........................           --          (207,011)        207,010
       Stock and warrants granted to
           outside consultants and affiliates .................        517,134         397,491         567,204
       Non-cash financing related costs .......................        129,056       5,763,891            --
       Loss allocated to minority interest ....................           --              --            (4,110)
    Changes in current assets..................................     (3,452,808)        (80,330)     (1,763,158)
    Changes in current liabilities.............................      2,521,734      (1,975,986)      5,809,149
    Others.....................................................        544,841         104,822            --
                                                                    ----------     -----------      -----------
                      NET CASH PROVIDED BY OPERATING ACTIVITIES      7,176,485      (7,882,566)     (3,234,599)
                                                                    ----------     -----------      -----------
INVESTING ACTIVITIES
    Proceeds through acquisitions .............................           --              --           330,983
    Proceeds through reverse acquisition ......................           --              --           858,477
    Proceeds through sale of assets ...........................           --         1,000,000            --
    Changes in other assets ...................................           --          (257,200)       (907,115)
    Purchases of fixed assets..................................     (1,673,069)       (463,959)       (899,287)
    Purchases of intangible assets.............................     (1,501,859)       (113,711)     (2,015,000)
                                                                    ----------     -----------     ------------
                          NET CASH USED IN INVESTING ACTIVITIES     (3,174,929)        165,130      (2,631,942)
                                                                    ----------     -----------     ------------
FINANCING ACTIVITIES
    Proceeds from issuance of common stock ....................           --              --         2,505,000
    Payment to repurchase common stock ........................           --              --           (20,000)
    Financing costs............................................           --              --            (6,672)
    Advance from officer ......................................           --              --           157,769
    Repayment of advances from officer.........................         34,000            --          (105,000)
    Repayment of loan from affiliates..........................           --              --           (74,808)
    Proceeds from short term notes.............................           --         5,326,114            --
    Repayment of short term notes..............................     (3,038,543)     (1,613,775)           --
    Proceeds from long term notes..............................      2,262,866       1,815,851            --
    Repayment of long term notes...............................       (470,936)
    Proceeds from sale of preferred stock......................      5,000,000           --          5,875,204
    Proceeds from sale of options..............................           --            85,000           --
    Advances to Employees......................................           --             --           (153,200)
                                                                    ----------     -----------      -----------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES      3,787,386       5,613,190       8,178,293
                                                                    ----------     -----------      -----------
CHANGE IN CASH AND CASH EQUIVALENTS ...........................      7,788,942      (2,104,246)      2,311,752
Cash and cash equivalents, beginning of period.................        218,841       2,323,087          11,335
                                                                    ----------     -----------      -----------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD...........................................      8,007,784      $  218,841     $ 2,323,087
                                                                   ===========      ==========     ===========
CASH PAID DURING THE YEAR FOR:
    Interest Expense...........................................    $   232,233      $  218,841     $       --
                                                                   ===========      ==========     ===========
    Income taxes...............................................    $       --       $       --     $       --
                                                                   ===========      ==========     ===========

   The accompanying notes are an integral part of these financial statements.

                                      eUNIVERSE, INC.

                                 Statements of Cash flows

                                                                                Year Ended March 31,
                                                                                ---------------------------------------------
                                                                                      2001            2001           2000
                                                                                -----------------------------    ------------


OTHER NON-CASH FINANCIAL ACTIVITIES

    Stock issued in connection with acquisitions:
         Acquisition Big Network................................................                     552,230      10,472,770
         Acquisition Gamer's Alliance...........................................     403,576         103,513       1,137,328
         Acquisition of CD Universe.............................................        -                          7,275,000
         Acquisition Cases Ladder...............................................        -                          7,000,000
         Acquisition of debsfunpage.com.........................................        -                          1,782,500
         Acquisition Falcon Ventures............................................        -
         Acquisition of eUniverse.com website(1)................................        -                             60,000
         Acquisition of MegaDVD.com(1)..........................................        -                             52,500
         Acquisition of FunOne.com(1)...........................................        -            124,319          50,000
         Acquisition of Pokemonvillage.com......................................        -                            379,500
         Acquisition of Justsaywow.com..........................................        -            225,000         100,000
         Acquisition of Funpageland.com.........................................        -             25,000
         Acquisition of DustCloud.com...........................................        -            150,000
         Acquisition of Deb's FunPages.com......................................                      50,000
         Acquisition of eGames.com..............................................     100,000
         Acquisition of ratedfun.com............................................      18,750          37,500
         Acquisition of send4fun.com............................................        -            300,000
         Acquisition of spreadingjoy.com........................................      75,000         150,000
    Stock issued in connection with the preferred stock
      offering, 319,000 shares..................................................        -                            159,500
    Amortization of variable stock options issued to employees..................        -           (207,010)        207,010
    Stock issued in connection with services performed, shares..................        -            331,098          10,000
    Stock issued to employees, 42,506 shares....................................                                     269,603
    Shares issued to Isosceles(2)...............................................     212,500        (212,500)
    Stock options issued in connection with the acquisition
      of Cases Ladder shares....................................................        -                          1,111,100
    Shares returned to treasury in payment of amounts due
      from employees............................................................     (36,000)
    Stock issued for legal services in connection with
      Big Network settlement agreements ........................................     105,000
    Warrants issued in connection with placement agent services.................        -                          1,214,567
    Stock issued in connection with services performed..........................      43,750
    Stock issued to employees, 7,992 and 59,447 shares respectively.............      25,000
    Warrants issued in connection with Affiliate agreements.....................                                      93,989
    Stock options issued in connection with services performed
      and to be performed............. .........................................      72,640                          67,248
    Stock options issued in connection with affiliate agreements................        -             71,115         123,652
    Shares issued to Take 2 Corporation in connection with services.............        -            262,500       1,600,000
    Fair value of warrants issued...............................................        -          6,599,607
    Warrants issued in connection with financing activities
      (see Notes Payable section) ..............................................        -
    Shares issued in connection with services performed.........................        -            361,040
    Shares issued in connection with assets purchased ..........................        -             38,140
    Warrants issued in connection with services performed and
       to be performed .........................................................        -            291,922         312,878
    Warrants issued in connection with services performed and
       to be performed(1) ......................................................     401,419
    Warrants issued to preferred shareholders...................................     110,073                         299,783
    Stock issued in connection with purchase of Infobeat
       from 550 DMV(3) .........................................................   9,940,000
    Warrants cancelled that were issued to 550 DMV(3) ..........................   1,000,000
    Stock issued in connection with 550 DMV warrant cancellation(3) ............  (1,000,000)
    Issuance of below market preferred shares to 550 DMV in
       connection with Sony purchase agreement(3) ..............................   1,923,076
    Beneficial conversion of below market preferred shares
       to 550 DMV(3) ...........................................................  (1,923,076)      8,922,376      34,110,026

     (1) The Company agreed to a two year investor realtions services agreement that commenced on April 4, 2001. As consideration forthese services, the Company issued warrants for 300,000 shares of the Compnay's common stock with an exercise price of $1.25. The warrants have been valued at $293,462 in the financial statements using the Black-Scholes model with a risk-free rate of 5.75%, a volatility of 128% with no expected dividend yield and a life of two years. The warrants expire on 4/3/2003.

     (2) Shares issued in satisfaction of settlement agreement February 2, 2001 with the Isosceles Fun Limited.

     (3) 550 Digital Media Ventures (Sony) share purchase agreement as previously disclosed


                 The accompanying notes are an integral part of
                          these financial statements.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000


(1) ORGANIZATION AND LINE OF BUSINESS

eUniverse, Inc. (the "Company") is a Nevada Corporation engaged in developing and operating a network of Web sites providing entertainment-oriented content and certain proprietary products and services. During the reporting period, the Company had two primary reporting segments: (1) Media/Advertising, and (2) Products and Services. The Company conducts operations from facilities located in Los Angeles, CA; San Francisco, CA; New York, NY and Mount Vernon, WA. The financial statements being presented include the accounts of eUniverse, Inc. and its wholly owned subsidiaries. Prior to fiscal 2002, the Company engaged in sales of audio CDs, videotapes (VHS), and digital videodisks ("DVDs") over the Internet. This business was discontinued in October 2000. All significant inter-company transactions and balances have been eliminated in consolidation.

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

The Company also earns revenue from services and electronic commerce transactions. Service revenue includes fees from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Service revenue also includes fees from the sale of non-refundable dating credits, which are recognized at the time of purchase. These credits are utilized in the Company's dating service. Electronic commerce transactions include, but are not limited to, sales of laser and inkjet printer supplies. For these transactions, the Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. Fulfillment for these products is outsourced to an independent third party.

Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid. During the years ended March 31, 2002, 2001 and 2002 the Company recorded $645,000, $499,000 and
$266,000 as bartered advertising revenue, respectively.

With respect to the discontinued e-commerce operations, the Company recognized revenue upon shipment of its products. Revenue included shipping and handling charges. The Company also maintained a partner program whereby partners provided links on their Web sites that brought customers to the CD Universe Web site. Revenue generated from these linked sites was recognized upon shipment of the products. The partner received a commission of 5% to 15% of sales of the Company's products that originated from the site, recognized as a selling expense concurrent with the sale.

ADVERTISING AFFILIATES AGREEMENTS

The Company has entered into advertising affiliate agreements under which minimum advertising payments are guaranteed to the affiliates in return for obtaining the exclusive right by the Company to sell sponsorships on the affiliates' Web sites. Sponsorship is defined by these agreements as advertising such as banners, buttons and pop-up windows of third parties on the affiliates' Web sites. The fees payable to the affiliates are accrued as cost of advertising revenue in the period that such revenue is earned.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000


ROYALTY PAYMENTS

The Company had agreements to share revenue with individuals independent of the Company. The Company was required to pay royalties for the use of computer games based on a percentage of advertising revenue generated from the Company's usage of the games on its Web sites. As the Company generated advertising revenue, a corresponding liability was accrued and was recorded as a cost of revenue (see
Note 13 - Accrued Expenses).

COMPARATIVE PERIODS

Prior period financial statements have been restated to conform to the current period presentation in regard to the presentation of results from discontinued operations and for certain reclassifications related to current period continuing operations.

CONCENTRATION OF CREDIT RISK

The Company places its cash in what it believes to be credit-worthy financial institutions; however, cash balances exceeded FDIC insured levels at various times during the year.

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

INTANGIBLE ASSETS

Intangible assets consist of goodwill, customer lists, and domain names. Excess cost over the fair value of net assets acquired (or goodwill) was amortized on a straight-line basis over 5 years effective January 1, 2001. These assets will be assessed for impairment annually or upon an adverse change in operations. Customer lists and certain domain names are being amortized on a straight-line basis over a period of 5 years. Through December 31, 2000 goodwill and domain names were amortized over 10 years. Effective April 1, 2001, the Company adopted SFAS 141 and SFAS 142. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realization or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and future operating income of that specified group of assets and expected undiscounted cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by discounted future cash flows.

ORGANIZATION COSTS

In accordance with American Institute of Certified Public Accountants' Statement of Position 98-5 Reporting on the Costs of Start-Up Activities, the Company expenses, as incurred, costs related to organizational and start-up activities.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000


INCOME TAXES

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amounts of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, receivable from employees, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of these instruments.
Notes payable carrying values approximate fair value as the notes were negotiated at available market rates or interest imputed at available market rates for notes with unstated interest.

COMPREHENSIVE INCOME

The Company has adopted SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There are no items of other comprehensive income (loss) for the years ended March 31, 2002, 2001, and 2000.

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

STOCK-BASED COMPENSATION

The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations.

ADVERTISING COSTS

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the years ended March 31, 2002 and 2001 advertising expense from continuing operations amounted to $1,551,870 and $1,526,859, respectively. The Company had no direct-response advertising during the periods presented.

EARNINGS PER SHARE

The computation of basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect.

Securities that would have potentially diluted basic earnings per share that were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive are as follows:

                                                   March 31,
                                          2002          2001        2000
                                         ------        ------       ----
Convertible debt.....................     311,560
Convertible preferred stock..........        --        1,454,572    1,795,024
Warrants.............................        --        3,100,146    1,026,677
Options .............................      16,678      6,694,439    4,037,594
                                          -------     ----------    ---------
Total................................     328,238     11,249,157    6,859,295
                                          =======     ==========    =========

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000



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

The revenue from the discontinued operations for the twelve months ended March 31, 2001 and 2000 was $4,382,634 and $9,091,757 respectively. Major assets disposed of consist of the following approximate values (in $000's): Net goodwill, $9,576; net customer list, $167; net domain names, $108; net fixed assets, $610; merchandise inventory $350; and prepaid expenses of $65.

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

(4) BUSINESS COMBINATIONS

In December 2001, the Company purchased the assets of VIZX Corporation, which held assets known on the Internet as eMusicGames.com and SportsTriviaClub.com. The Company agreed to pay $100,000 valued in common stock, $150,000 cash, and a portion of net income generated from the assets starting either 4 months after the closing date, or 30 days after gross revenues exceed $100,000, and ending 60 months thereafter. The total aggregate acquisition price, shall not exceed $10.15 million.

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

On July 13, 2001, the Company entered into a Share Purchase Agreement with 550 Digital Media Ventures, Inc. (the Investor), a subsidiary of Sony Music Entertainment, Inc., for the purchase of web site and other assets owned by Indimi, LLC(Indimi), known as the InfoBeat Business (InfoBeat) in a business combination accounted for as a purchase. The purchase price of $9.94 million exceeded the fair value of the net assets of InfoBeat by an estimated $8.1 million. In connection with the Share Purchase Agreement, the Company also agreed to redeem a warrant issued to the Investor through the issuance of the Company's common stock valued at $1 million. The Company will test the amount of purchased goodwill and other intangibles for impairment on annual basis or upon the occurrence of an adverse event in accordance with SFAS 141 Business Combinations and SFAS 142 Goodwill and Other Intangible Assets, which were approved in July 2001. The results of operations of Indimi will be included with the results of the Company from July 13, 2001.

Simultaneously with the execution of the Share Purchase Agreement with the Investor, the Company entered into a Stock Purchase Agreement by which the Investor agreed to invest $5 million in the Company in exchange for issuance by the Company of shares of Series B Senior Convertible Preferred Stock, at a purchase price of $2.60 per share. Further information on this transaction and certain related transactions are included in the Recent Transactions section of the Company's Form 10-K/A for fiscal year 2001 filed on July 30, 2001.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000



As part of this transaction, the secured promissory note due the investor with a current balance of $2,289,764 was extended to March 31, 2003. The Company may convert this note to preferred shares or common stock, subject to certain conditions.

The Company completed its acquisition of Indimi, L.L.C. and Infobeat and the associated preferred stock issuance for $5 million on October 23, 2001. Please see the Form 8-K filed on November 7, 2001 for specific details of the transaction. Between July 13, 2001, the date of the share purchase agreement and October 23, 2001, the Company and 550 Digital Media Ventures entered into an interim operating agreement. The Company had control over the assets of Indimi during this period as a result.

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

During the year ended March 31, 2002, the estimated fair value of assets acquired and liabilities assumed is summarized as follows:

                                          eGames       Expage   Hi-Speed Media     Infobeat    IntelligentX
                                      ----------------------------------------------------------------------
Fixed assets - computers                 $17,500
Customer lists                                        240,000          633,130      360,000         400,000
Domain & trade names, logos               50,000                                  1,500,000
License agreement
Platform technology                       50,000
Web site content, databases               25,000
Capitalized lease obligation             (28,028)
Goodwill                                 135,528                                  8,080,000
                                      ----------------------------------------------------------------------
   Total                                $250,000     $240,000         $633,130   $9,940,000        $400,000

                                       Others
                                      --------
Fixed assets - computers
Customer lists                            14,163
Domain & trade names, logos
License agreements                       315,000
Platform technology
Web site content, databases
Capitalized lease obligation
Goodwill
                                        --------
   Total                                $329,163


Total goodwill recorded through the acquisitions is $7,672,732 and will be tested annually for impairment.

During the year ended March 31, 2001, the Company acquired certain Web sites including FunnyGreetings, Send4Fun, SpreadingJoy, DebsFunPages, RatedFun, and DustCloud. The Company also made investments in Email Shows and Moviemaker for $250,000 and $30,584, respectively, which were accounted for using the cost method.

                                Goodwill   Domain Names          Total
                                --------   ------------        ---------
FunnyGreetings..............  $1,380,000   $  500,000        $1,880,000
Send4Fun....................     487,500      162,500           650,000
SpreadingJoy................       --         300,000           300,000
Deb's Funpages.............      187,500       62,500           250,000
RatedFun................           --         175,000           175,000
DustCloud................        110,000       40,000           150,000
Others...................          --          26,500            26,500
                              ----------   ----------        ----------
                              $2,165,000   $1,266,500        $3,431,500
                              ==========   ==========        ==========

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000



PRO FORMA INFORMATION

The operations of the acquired entities have been included in the statements of operations from the dates of acquisition. Pro forma information as if the foregoing acquisitions had occurred at the beginning of the period presented is as follows:

                                   PRO FORMA YEAR ENDING
                                       March 31, 2002
                                       --------------
Revenue................................  $33,680,928
Net income..............................   2,729,537
Income per weighted average common share $       .12
Income per diluted share ..........      $       .10

(5) AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

The net carrying value of goodwill and other intangibles recorded through acquisitions is $6,219,680 as of March 31, 2001 and $16,940,490 as of March 31, 2002. Effective April 1, 2001, the Company adopted SFAS 141 and SFAS 142. These assets are being assessed for impairment at least annually or upon an adverse change in operations. The assets were amortized on a straight-line basis over five years effective beginning January 1, 2001. Prior to that date, the Company amortized goodwill and other intangibles on a straight-line basis over ten years. The Company evaluated the reduction in goodwill amortization periods based on management's assessment of future cash flows and the practice of other firms in the Internet industry. Since March 31, 2001, the Company has not noted any material adverse events that could cause an impairment of the net carrying value of goodwill or other intangible assets as of March 31, 2002.

The following are the goodwill and other intangible assets that will no longer be amortized:

                                                              March 31,
                                                      -------------------------
                                                            2002          2001
                                                      -------------------------
Intangible Assets                                     $ 1,473,302    $1,479,699
Goodwill                                               12,298,241     4,739,981
                                                      -------------------------

Total                                                 $13,771,543    $6,219,680

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

Since that time, the sales and prospects of Case's Ladder have improved substantially and eUniverse intends to maintain its investment in Case's Ladder for the foreseeable future.

Based on a separate review of investments in Email Shows and Moviemaker, Email Shows was revalued to $20,000 from a purchase price of $250,000. The investment in Moviemaker of $30,584 was written off due to the investment's limited resources and prospects.

During the year ended March 31, 2002, the remaining carrying value of the $20,000 Email Shows investment was written off.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000



 (6) FIXED ASSETS

Fixed assets, at cost, consist of the following:

                                                               March 31,
                                                  -----------------------------
                                                      2002               2001
                                                  -----------------------------
Furniture and fixtures                               $26,593            $25,575
Computers and equipment                            2,568,297            898,519
Purchased software                                   262,067            242,293
                                                  -----------------------------
                                                   2,856,957          1,166,387
Less: accumulated depreciation                      (563,120)          (264,383)
                                                  -----------------------------
Fixed assets, Net                                 $2,293,836           $902,004
                                                  =============================


Accumulated amortization of purchased software as of March 31, 2002 and March 31, 2001, is $109,658 and $61,028, respectively. Depreciation expense for the reporting periods were as follows:

                                                            Year Ended
                                                             March 31,

                                                   2002        2001      2000
                                                 --------    --------   -------
Depreciation expense                             $299,904    $243,334  $143,955

(7) OTHER INTANGIBLES

Other Intangibles consist primarily of the cost of Web site domain names and customer lists acquired:

                                                               March 31,
                                                   ------------------------------
                                                         2002           2001
                                                   ------------------------------

Expage.com domain name                                  $240,000
License agreements                                      $315,000
Mailing list names                                       633,130
Infobeat customer names                                  360,000
Infobeat domain name                                   1,500,000
IntelligentX customer names/domain name                  400,000
eGames platform technology                                50,000
eGames tradenames, logos, URLs                            50,000
eGames Web site content, databases                        25,000
Other                                                     14,163
                                                   ------------------------------
                                                      $3,587,294           $0
Less: accumulated amortization                          (484,347)
                                                   ------------------------------
Other Intangibles, Net                                $3,102,947           $0
                                                   ==============================



The above Web sites are valued at their fair value based on management's judgment and are being amortized on a straight-line basis over the period of five years. Customer lists, which were part of e-commerce operations that were discontinued in October 2000 were amortized on a straight-line basis over a period of three years. Amortization expense for goodwill and intangible assets for the years ending March 31, 2002, 2001 and 2000 was $507,791, $2,909,741,
and $1,414,136 respectively.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000



(8) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the short-term portion of the fair value of warrants or options issued or cash payments made in advance for marketing or other services to be rendered as follows:

                                                            March 31,
                                                   ---------------------------
                                                       2002             2001
                                                   -----------------------------
Co-marketing agreement shares                         $326,700          $695,600
Prepaid eGames advance                                $300,000
Prepaid marketing expenses                             107,142            26,900
Prepaid investment banking expenses                     23,333            46,666
Prepaid investor relations expenses                      9,677            22,579
Prepaid licensing agreements                           242,521
Prepaid insurance, advances & other                    141,604            62,942
Prepaid inventory                                      337,092
                                                   -----------------------------
                                                     1,488,069           854,687
Less: Non-current portion
Co-marketing agreement shares                                           (326,500)
Prepaid investment banking expenses                                      (23,333)
Prepaid investor relations expenses                                      (13,301)

                                                   -----------------------------
   Total                                            $1,488,069          $491,553
                                                   =============================

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

                                                            March 31,
                                                   ---------------------------
                                                       2002         2001
                                                   ---------------------------
Options:
Advertising network affiliates                               $0       $22,708
Consultants

Warrants:
Granted for services                                    748,322       841,724

                                                   ---------------------------
                                                        748,322       864,432
Less: Non-current portion
Options granted to advertising network                        0        (1,687)
Options granted to consultants
Warrants granted for services                          (197,222)     (422,684)

                                                   ---------------------------
   Total                                               $551,100      $440,061
                                                   ===========================

(10) INCOME TAXES

The components of the provision for income taxes for the year ended March 31, 2002 and 2001 are as follows:

                                                            2002       2001
                                                            ----       ----
Current tax expense
     U.S. Federal.......................................  $  --      $  --
     State and local....................................     --         --
                                                          --------   --------
Total current...........................................     --         --
                                                          --------   --------
Deferred tax expense
     U.S. Federal.......................................     --         --
     State and local....................................     --         --
                                                          --------   --------
Total deferred..........................................     --         --
                                                          --------   --------
Total tax provision from continuing operations..........  $  --      $  --
                                                          ========   ========

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000



The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                              2002     2001
                                                              ----     ----
Federal income tax rate.....................................  34.0%    34.0%
Deferred tax charge (credit)................................   --       --
                                                              ----     ----
Effect on valuation allowance...............................  34.0%    34.0%
State income tax, net of Federal benefit....................   --       --
                                                              ----     ----
Effective income tax rate...................................   0.0%     0.0%
                                                              ====     ====

At March 31, 2002, the Company had net carry forward losses of $19,524,000, of which $2,210,000 will expire in 2020 and $17,314,000 in 2021.
A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainly of realizing the benefit of the tax carry forward.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amount used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                       March 31,
                                                    ------------------------------------------
                                                          2002            2001           2000
                                                    ------------------------------------------
Non-current deferred tax assets (liabilities):
      Stock compensation                            $   286,800       286,800        ($93,500)
      Amortization expense                              136,200        22,500         (12,500)
      Financing charges                               2,290,200     2,070,500               0
      Loss carry forward                              5,887,000     8,862,700       3,092,000
                                                    ------------------------------------------
                                                      8,600,200    11,242,500       3,198,800
Less: Valuation allowance                            (8,600,200)  (11,242,500)     (3,198,800)
                                                    ------------------------------------------
Net deferred tax assets (Liabilities)                      $0              $0              $0
                                                    ==========================================


(11) NOTES PAYABLE

Notes payable consist of the following:


                                                             March 31,
                                                     -------------------------------
                                                          2002            2001
                                                     -------------------------------
Notes payable:
      550 Digital Media Ventures (Sony) (1)          $2,289,764     $2,289,764
      FunBug                                            $80,000
      Funny Greetings - Affiliate                       393,672        940,000
      Saggi Capital (3)                                 450,000        450,000
      SFX Entertainment, Inc. (2)                       313,626      1,020,445
                                                   ----------------------------
                                                      3,527,062      4,700,209
      Less: discount on FunnyGreetings note            (122,472)
                                                   ----------------------------
                                                      3,404,590      4,700,209
                                                   ============================


1) The New Technology Holdings note was restructured as part of the Sony financing. The amount of $2,289,764 is now a short-term liability to 550 Digital Media Ventures that comes due March 31, 2003. The note is convertible to common or preferred stock subject to certain conditions (See Note 4, Business Combinations)

2) Subsequent to December 31, 2001, the payment terms of this note were extended to January 1, 2004 from August 26, 2002. the note is collateralized by 2,600,000 shares of common common stock. Principal and interest payments are quarterly over the life of the note.

3) On August 13, 2001, Saggi Capital purchased the $450,000 note from Videogame Partners. The note is payable in stock on June 12, 2002.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000



(12) LONG TERM DEBT

Long Term Debt - Affiliates and Other consist of the following:



                                                                 March 31,
                                                     ----------------------------------
                                                           2002             2001
                                                     ----------------------------------
Long term debt:
      Deb'sFunPages - Affiliate (1)                       287,336         312,326
      FunBug                                              120,000
      FunnyGreetings - Affiliate (2)                      353,493         900,289
      FunPageLand (1)                                     112,863         112,863
      JustSayWow (1)                                      951,313         976,199
      Send4Fun (1)                                        712,006         739,752
      SFX                                                 491,174
                                                     -----------------------------
                                                       $3,028,185      $3,041,429
                                                     =============================



1. As of March 1, 2001 the Company entered into settlements of amounts due pursuant to agreements and promissory notes with certain existing employees that had developed Web sites as listed above and related content for the Company. Current obligations of $1,164,950 were settled by entering into promissory notes having a term of 30 months and with the entire principal due on September 1, 2003. Interest accrues at 8% with payments of interest only payable at different dates for the various notes through September 2003. The note holders have the right at any time to convert the unpaid balance of the note into shares of unregistered, restricted common stock of the Company at $6 per share.

2. In July 2001, the Company amended its agreement with an employee for the purchase of Funnygreetings.com. Under the prior agreement, the Company was obligated to pay $2,000,000. Under the new agreement, the Company reduced the obligation to $1,200,000 less $86,000 already received by the seller. The Company made an additional payment of $129,814 in connection with Company financing which closed October 23, 2001 with 550 Digital Media Ventures as previously reported. The remaining balance of $984,146 shall be payable in thirty monthly installments subject to certain advertising revenues being achieved on the Funnygreetings.com web site. In the event revenue performance is not achieved in a given month, the monthly payment is reduced to $20,000. The total current portion of this debt is $393,672. The remaining long term portion of this note is $353,493.

(13) Accrued Expenses

                                                            March 31,
                                           -------------------------------------
                                                  2002              2001
                                           -------------------------------------
Accrued professional services                        $757,430          $236,500
Accrued acquisition payments                          397,558           923,076
Accrued compensation                                  868,613           105,000
Accrued affiliate payments                            212,345            90,000
Accrued marketing                                      58,250                 0
Accrued interest                                      486,312           277,205
Accrued royalties                                     487,130                 0
Other accrued expenses                                885,484           960,964
                                           -------------------------------------
                               Total              $ 4,153,122       $ 2,592,745
                                           =====================================

(14) DISCONTINUED OPERATIONS

In September 2000, the Company decided to discontinue its CD and DVD e-commerce operations. This segment consisted of the sale of CD's, DVD's and videotapes, and computer games. The sale of the assets relating to this segment was consummated on October 10, 2000. The assets were sold to CLBL, Inc. a Connecticut corporation owned by a significant shareholder of the Company. The proceeds from the sale consisted solely of a note receivable from the purchaser in the amount of $1,000,000. The purchaser has paid off this loan, in its entirety, as of the date of these statements. Net Income/(losses) from the discontinued operations for the years ended March 31, 2001, and 2000 were $285,429 and $(4,054,645), respectively. As a result of this discontinuance, the consolidated financial statements of eUniverse, Inc. and the related notes to the consolidated financial statements and supplemental data have been restated to reflect the results of operations and assets of the e-commerce segment of business as a discontinued operation in accordance with generally accepted accounting principles. The loss on disposal of the e-commerce segment was approximately $9.9M. This loss provided for reserves necessary to write down assets disposed of to their net realizable values.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000



(14) COMMITMENTS AND CONTINGENCIES

a) The Company leases various facilities under non-cancelable operating lease agreements that expire within the next four years. Future minimum lease payments under these non-cancelable operating leases are as follows:

                                                          March 31,
                                                        ---------------
    2003                                                      $823,959
    2004                                                       857,026
    2005                                                       811,150
    2006                                                       583,578
    2007                                                        48,750
                                                        ---------------
         Total                                              $3,124,463
                                                        ===============

Rent expense from continuing operations for the reporting periods were as follows:

                                                       Year Ended
                                                        March 31,

                                                 2002      2001      2000
                                                ------    ------    ------
Rent expense                                   $551,214  $345,845  $69,206

Item 3. Legal Proceedings

         As previously disclosed, (i) on April 23, 2001, EP Opportunity Fund LLC and EP Opportunity Fund International, Ltd. (the "EP Funds") filed a Demand for Arbitration against Entertainment Universe, Inc. ("EUI"), a wholly owned subsidiary of the Company, and Brad Greenspan, Chairman and CEO of the Company, with the American Arbitration Association in Chicago, Illinois ("AAA Arbitration"), and (ii) on December 6, 2001, the Company filed a lawsuit against the EP Funds in Los Angeles Superior Court (the "California Action"). The AAA Arbitration and the California Action arose out of disputes related to the EP Funds Series A Preferred investment in the Company in or about April of 1999. On April 22, 2002, the parties to the AAA Arbitration and the California Action entered into a Settlement Agreement pursuant to which (i) the Company made a one-time cash payment to the EP Funds in an amount not reasonably expected to have a material adverse effect on the Company, (ii) the EP Funds received 43,000 shares of the Company's common stock from an unrelated, unaffiliated third-party by virtue of compromise by Mr. Greenspan of an unmatured right to receive such shares, and (iii) the parties exchanged mutual general releases and agreed to dismiss the AAA Arbitration and California Litigation with prejudice. The associated liability has been recorded in the financial statements.

         As previously disclosed, on July 6, 2001, Adolph Komorsky Investments, Inc. ("AKI"), an Illinois corporation with its principal place of business in Tarrytown, New York, filed a complaint against the Company in the Supreme Court of the State of New York, County of Westchester. AKI alleges that the Company breached a consulting agreement with AKI by failing and refusing to pay AKI cash and warrant consideration called for under the agreement. The Company denies AKI's allegations and has asserted defenses to the claims including the failure of AKI to perform its obligations under the consulting agreement which the Company formally terminated on June 29, 2001, approximately 45 days after the effective date of the agreement. On March 20, 2002, AKI filed its First Amended Complaint in the case pursuant to which AKI now seeks to recover warrants to purchase 300,000 shares of the Company's common stock and $120,000 in cash representing the maximum amount of consideration payable under the contract. The Company disputes AKI's alleged claims, believes that they are without merit and intends to vigorously defend the action. Discovery in the case has recently concluded and the parties are awaiting scheduling of a trial date by the Court.

The company entered into certain revenue sharing arrangements during the year. Expense related to these agreements were $758,000 for the current year and approximately $180,000 owed as of March 31, 2002.

(15) EQUITY COMPENSATION PLANS

STOCK COMPENSATION

For the year ended March 31, 2001, an expense of $469,822 for stock-based compensation has been recorded to reflect the value of additional shares to be issued related to the Web site performance of Funone.com, JustSayWow.com, funpageland.com and PokemonVillage.com.

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


                                                 Year Ended March 31,
                                              ----------------------------
                                                       2002          2001
                                              ----------------------------
Marketing and Sales                                              $447,065
Product Development                                               (19,656)
General and Administrative                                       (164,598)
                                              ----------------------------
   Total stock-based compensation                        $0      $262,811
                                              ============================

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000


PROFIT SHARING PLAN:

During the years ended March 31, 2002 and 2001, the Company maintained an agreement with Equitable Life Assurance Society of the United States (Equitable) to provide its employees with a Profit Sharing (401K) Plan. The highlights of this plan other than limits specified by law are:

1- Matching contribution by the Company of 100% of the first 3% of gross salary contribution by the employees plus an additional 50% of the next 2%. For the years ended March 31, 2002 and 2001, the Company's matching contribution expenses were $110,990 and $72,613, respectively.

2- 100% immediate vesting of the Company's matching contributions.

STOCK OPTIONS:

Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 9,000,000 shares of common stock have been reserved for issuance under the Plan. Typically, options granted under the plan will vest ratably over 3 years with 1/3 vesting after 12 months and the remaining vesting in 1/12 increments each 3 months thereafter. For the years ended March 31, 2002 and 2001 the plan's activities were as follows:




                                                                                                                    WEIGHTED
                                                                                      NUMBER OF      EXERCISE        AVERAGE
                                                                                       SHARES          PRICE          PRICE
                                                                              ----------------------------------------------
 Outstanding at 3-31-1999..................................                                    --             --          --
 Granted...................................................                             5,314,570  $3.00 - 13.00       $6.92
 Cancelled.................................................                            (2,919,176)  6.00 - 13.00        8.51
 Reissued..................................................                             1,642,200      6.00             6.00
 Exercised.................................................                                    --
 Forfeited.................................................                                    --

                                                                              ----------------------------------------------
 Outstanding at 3-31-2000..................................                             4,037,594  $3.00 - 13.00       $5.39

 Granted...................................................                             5,355,130     1.75- 7.98        3.17
 Cancelled.................................................                            (2,698,285)    2.75-13.00        5.95
 Exercised.................................................                                    --
 Forfeited.................................................                                    --

                                                                              ----------------------------------------------
 Outstanding at 3-31-2001..................................                             6,694,439  $  1.75-11.40       $4.15

 Granted...................................................                             3,525,074     1.75- 7.98        2.28
 Cancelled.................................................                            (1,404,499)    2.75-11.40        3.47
 Exercised.................................................                              (108,333)                      2.14
 Forfeited.................................................                                    --

                                                                              ----------------------------------------------
 Outstanding at 3-31-2002..................................                             8,706,681  $   1.75-7.00       $3.16

 Options exercisable at 3-31-2002 .........................                             3,032,546  $   2.75-6.71       $4.11

                                                                              ----------------------------------------------

 These totals are segregated as follows:

 Outstanding at 3-31-2002 at exercise prices up to $3.00                                7,007,171  $   1.75-3.00
 Outstanding at 3-31-2002 at exercise prices over $3.00                                 1,699,510  $   3.44-7.00

 Exercisable at 3-31-2002 at exercise prices up to $3.00                                1,775,962  $   2.75-3.00
 Exercisable at 3-31-2002 at exercise prices over $3.00                                 1,256,584  $   3.44-6.71

The weighted average remaining life of the options is 23 months.

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

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000



Pursuant to FASB Interpretation No. 44, the Company accounts for its repriced options as a variable plan. Compensation is measured as the difference between the fair market value and the exercise price of the option at the reporting period, recognized in the financial statements over the service period.

Had the Company chosen the fair value method of accounting for transactions involving stock option issuance to employees pursuant to SFAS 123, the Company would have recorded an additional $2,999,149 and $3,977,032 in compensation cost for the years ended March 31, 2002 and March 31, 2001, respectively, as presented by the pro forma statement below:

                                                                         Year Ended March 31,
                                                              ---------------------------------------------
                                                                 2002             2001             2000
                                                              ---------------------------------------------
Net income / (loss) as reported                               $5,665,278     ($41,039,326)     ($11,067,646)
Pro forma net income / (loss)                                 $2,666,129     ($45,557,058)     ($12,891,697)

Net income / (loss) per common share                               $0.27           ($2.27)           ($0.70)
Pro forma net income / (loss) per common share                     $0.13           ($2.52)           ($0.82)

Net income / (loss) per diluted share                              $0.21               na                na
Pro forma net income / (loss) per diluted share                    $0.10               na                na

For fiscal year 2002, the Black Scholes option-pricing model with a risk free interest rate ranging from 4.52% to 6.67%, a volatility ranging from 69.505% to 134.85%, zero dividend yield and an expected life of three years for the options was used to determine the fair value of options rendered. The weighted average fair value of the options issued during the year was $3.16.

For fiscal year 2001, the Black Scholes option-pricing model with a risk free interest rate ranging from 5,665% to 6.434%, a volatility ranging from 71.05% to 134.85%, zero dividend yield and an expected life of three years for the options was used to determine the fair value of options rendered. The weighted average fair value of the options issued during the year was $2.34.

For fiscal year 2000, the Black-Scholes option-pricing model with a risk free interest rate ranging from 5.017% to 6.434%, a weighted average volatility of 66.54%, zero dividend yield and an expected life of three years for the options was used.

In addition to the stock options granted to employees, the Company has granted 30,000 options with an exercise price of $2.75 to a consultant valued at $72,640. These options have been recorded pursuant to SFAS 123 based on the fair market value of the equity instruments issued using the Black Scholes option pricing model with a risk free interest rate of 5.75%, a volatility of 88.7% with no expected dividend yield and a life of two years. The options expire on December 3, 2003.

WARRANTS:

The Company has granted warrants to purchase common stock in connection with debt and services. Stock purchase warrant activity is summarized as follows:

                                          NUMBER
                                        OF SHARES           EXERCISE PRICE
                                        ----------------------------------
Outstanding at 3-31-1999 ..........             --                     --
Granted ...........................      1,026,677            $2.74-10.00
Exercised .........................             --
Forfeited .........................             --
                                         --------------------------------
Outstanding at 3-31-2000 ..........      1,026,677            $2.74-10.00

Granted ...........................      2,575,813            $1.00- 6.00
Exercised .........................        (80,000)                  6.00
Cancelled .........................       (422,344)           $4.75- 6.00
Forfeited .........................             --
                                         --------------------------------
Outstanding at 3-31-2001 ..........      3,100,146            $1.00- 7.00

Granted ...........................        911,806            $1.00- 2.50
Exercised .........................              0                     na
Cancelled .........................     (1,932,051)           $1.00- 7.00
Forfeited .........................             --
                                         --------------------------------
Outstanding at 3-31-2002 ..........      2,079,901            $1.00- 4.50
                                         --------------------------------
Warrants exercisable at 3-31-2002..      1,986,845            $1.00- 4.50
                                         --------------------------------

The Company has granted warrants to purchase common stock in connection with debt and services.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000

During the quarter ended December 31, 2001, in conjunction with Sony investment, the Company cancelled 1,101,260 warrants originally issued to New Technology Holdings in September 2000 at exercise prices ranging from $4.50 to $6.00. (See note 4, Business Combinations)

Also, The Company issued warrants for 93,056 shares of the Company's common stock at an exercise price of $1.75 to Preferred Series A shareholders. The warrants have been valued at $110,073 in the financial statements using the Black Scholes option-pricing model with a risk free interest rate of 5.75%, a volatility of 100.1% with no expected dividend yield and a life of 24 months. The warrants become exercisable on January 9, 2003 and expire on January 9, 2005.

(16) PREFERRED STOCK

SERIES A

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

As of March 31, 2002, preferred shareholders had converted a total of 845,436 shares of preferred stock into 1,435,515 shares of common stock.

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

On December 21, 1999, the Company approached the holders of its Series A Preferred Stock to forgo three items in their purchase agreements in return for being granted warrants to purchase common stock equaling 20% of the number of shares owned by them (10% at an exercise price of $6.00 and 10% at an exercise price of $8.00). The items modified were:

1- The Company would not be required to notify preferred shareholders at least thirty days prior to acquiring the stock or assets of another company so long as the Company is the surviving entity.

2- The Company would not be required to file a registration statement to register the shares of its Common Stock issuable upon conversion of the Preferred Stock in the event the Company was able to raise at least $5 million in additional capital or debt issuance within six months of which at least
$3 million (Minimum Proceeds) had to be raised within 4 months.

3- The shareholders agreed not to convert their Preferred Stock to Common Stock until August 15, 2000, provided the Company raised the Minimum Proceeds. However, 20% of such shares may be sold during any 30 day period beginning April 15, 2000 in the event that the average weekly closing price of the Company's Common Stock is greater than $12.00 per share.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000



As of March 31, 2000, the Company had received consent to the above conditions from Preferred Shareholders holding 911,718 shares and a total of 182,344 warrants were issued. These warrants expired December 31, 2000 with none of them being exercised.

Beginning November 2000, the Company approached the holders of its Series A Preferred Stock to forgo conversion rights in their purchase agreements in return for being granted warrants to purchase common stock equaling 20% and 25% of the number of shares owned by them at exercise prices ranging from $2.00 to $2.75. The shareholders agreed not to convert their preferred shares into common shares for a period of 6 months except in the amount of 20% of their holdings. As of March 31, 2001 nine shareholders holding 616,834 preferred shares had agreed to these terms and 135,021 warrants had been issued. These warrants expire one year from the date of issuance.

SERIES B

On July 13, 2001, the Company entered into a Stock Purchase Agreement by which 550 Digital Media Ventures Inc., an affiliate of Sony Broadband Entertainment Inc agreed to invest $5 million in the Company in exchange for issuance by the Company of shares of Series B Preferred, at a purchase price of $2.60 per share.

The holders of the Series B Preferred are entitled to participate pro rata in any dividends paid on the Company's common stock on an as-if-converted basis. In addition, the holders of the Series B Preferred are entitled to receive noncumulative dividends in preference to any dividend on the Company's common stock of $0.208 per annum, when, as and if declared by the Board. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred shall be entitled to liquidating distributions up to the aggregate original issue price of the Series B Preferred plus any accrued but unpaid dividends and then to participate pro rata with common shareholders on an as-converted basis following payment of the liquidation preference of the Series A Preferred holders. A merger, acquisition, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

The Series B Preferred may be converted, at any time, into the Company's common stock at the then applicable conversion rate at the election of the holders of at least a majority of the outstanding Series B Preferred. The initial conversion rate shall be 1:1, subject to a weighted average adjustment (based on all outstanding shares of the Company's preferred stock and common stock) to reduce dilution in the event that the Company issues additional equity securities (other than the shares reserved as employee shares pursuant to any employee stock option plan) at a purchase price less than the applicable conversion price. The conversion price is also subject to proportional adjustment for stock splits, stock dividends, recapitalization and the like. The Company has the right to convert the Series B Preferred into shares of the Company's common stock within 60 days of the public filing of its Form 10-Q or 10-K report, as applicable, evidencing the Company's achievement of four consecutive post-closing quarters of operating profits equal to or greater than $750,000 for each applicable quarter.

Each share of Series B Preferred has a number of votes equal to the number of shares of the Company's common stock then issuable upon conversion of such share of Series B Preferred. Additionally, the holders of Series B Preferred are entitled to designate at least one and not more than three members of the Board, depending on the size of the Board. Certain material transactions by the Company shall require a two-thirds consent of the Board, until such time as the Investor no longer owns at least 75% of its original Series B Preferred shares. The Company also granted preemptive rights to the Investor to participate in any private sales of equity by the Company on the same terms as offered to other investors.

Further information has been previously disclosed in the definitive proxy dated September 27, 2001.

(17) SEGMENTED DISCLOSURES

Based on the criteria established by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company currently operates in two principal business segments globally. The Company does not allocate any operating expenses other than direct cost of sales to its Goods and Services segment, as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses is material in evaluating the segment's performance.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000



Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

Year Ended March 31, 2002:

                                              Media/        Products and
                                            Advertising       Services           Total
                                            -----------       --------           -----
Net sales                                    $22,085         $11,111            33,196
Gross profit                                  21,298           4,978            26,276


(18) MAJOR CONCENTRATIONS

For the year ended March 31, 2002, the Company used a single supplier and fullfillment provider for its inkjet cartridge inventory.

(19) RELATED PARTY TRANSACTIONS

The Company entered into settlement of amounts due agreements and promissory notes with a certain existing Company employee that had developed Web sites and related content for Company (see Note 12 - Long Term Debt - Affiliates).

(20) SUBSEQUENT EVENTS

Subsequent to March 31, 2002:

     o On May 3, 2002, the Company entered into a 24 month master lease and security agreement to borrow $1.1 million from Transamerica Equipment Financial Services Corporation for the sales leaseback of certain equipment necessary to run the eUniverse network of Web sites. The lease rate excluding applicable sales taxes is $52,525 per month and is secured by an $825,000 letter of credit.

     o On May 6, 2002, the Company entered into an agreement to sublease additional office space for its new headquarters in Los Angeles, CA. The agreement expires May 6, 2006. The rental rate is $44,613 per month with 3% annual escalation through the expiration date.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000



       QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL INFORMATION
                                   (UNAUDITED)

         The following table presents certain unaudited consolidated quarterly results of operations for the twelve quarters ended March 31, 2002. This information is unaudited but reflects all adjustments that are, in the opinion of the management, necessary for a fair presentation of consolidated results of the operations. These adjustments, consisting of normal recurring adjustments and accruals, were made on a basis consistent with the annual audited financial statements and generally accepted accounting principles. The consolidated quarterly data should be read in conjunction with audited financial statements and notes to such statements presented elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results for any future period.

                                                INCOME/        NET
                                                (LOSS)     INCOME/(LOSS)
                                                 FROM          FROM        NET
                                     GROSS    CONTINUING   DISCONTINUED  INCOME
     QUARTER ENDED        REVENUES   PROFIT   OPERATIONS    OPERATIONS   (LOSS)
     -------------        --------   ------   ----------   ------------  ------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
March 31, 2002..........   $11,315  $7,998      $2,159           250     $2,409
December 31, 2001.......    10,128   7,618       1,903           106      2,009
September 30, 2001......    6,703    5,815         923           (71)       852
June 30, 2001...........    5,050    4,845         395            --        395

March 31, 2001..........   $4,239   $4,189    $(17,191)           --   $(17,191)
December 31, 2000.......    4,566    4,221      (2,748)         (311)    (3,059)
September 30, 2000......    4,093    3,456      (5,676)      (11,503)   (17,179)
June 30, 2000...........    2,770    2,196      (1,507)       (2,103)    (3,610)

March 31, 2000..........   $1,105   $  966    $ (2,646)     $ (2,110)  $ (4,756)
December 31, 1999.......      421      432      (2,082)         (925)    (3,007)
September 30, 1999......      251      234      (1,263)         (799)    (2,062)
June 30, 1999...........       65       56        (563)         (680)    (1,243)

March 31, 1999..........   $  --        --          --      $   (137)  $   (137)
December 31, 1998.......      --        --          --          (118)      (118)
September 30, 1998......      --        --          --           (81)       (81)
June 30, 1998...........      --        --          --           (71)       (71)

                         WEIGHTED    WEIGHTED   CONTINUING   DISCONTINUED    BASIC        DILUTED
                          AVERAGE     AVERAGE    OPERATIONS   OPERATIONS    INCOME/        INCOME/
                          COMMON      COMMON   INCOME/(LOSS) INCOME/(LOSS)   (LOSS)         (LOSS)
                          SHARES      SHARES    PER COMMON      COMMON        PER            PER
      QUARTER ENDED        BASIC      DILUTED      SHARE         SHARE    COMMON SHARE   COMMON SHARE
      -------------       ------      -------  ------------  ------------ ------------   ------------
March 31, 2002..........   23,468      29,759     $ .09         $ .01        $ .10           $.08
December 31, 2001.......   22,515      30,071       .08            --          .09            .07
September 30, 2001......   19,274      21,870       .05            --          .04            .04
June 30, 2001...........   18,933      21,315       .02            --          .02            .02

March 31, 2001..........   18,515      18,515     $(.93)        $  --        $(.93)         $(.93)
December 31, 2000.......   18,120      18,120      (.15)         (.02)        (.17)          (.17)
September 30, 2000......   17,933      17,933      (.32)         (.64)        (.96)          (.96)
June 30, 2000...........   17,744      17,744      (.08)         (.12)        (.20)          (.20)

March 31, 2000..........   17,157      17,157      (.16)         (.12)        (.28)          (.28)
December 31, 1999.......   16,272      16,272      (.13)         (.05)        (.18)          (.18)
September 30, 1999......   15,317      15,317      (.08)         (.05)        (.13)          (.13)
June 30, 1999...........   12,222      12,222      (.05)         (.06)        (.11)          (.11)

March 31, 1999..........    N/A        N/A          N/A           N/A          N/A            N/A
December 31, 1998.......    N/A        N/A          N/A           N/A          N/A            N/A
September 30, 1998......    N/A        N/A          N/A           N/A          N/A            N/A
June 30, 1998...........    N/A        N/A          N/A           N/A          N/A            N/A

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2002, 2001 and 2000



                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (UNAUDITED)

                                                                        ADDITIONS
                                           BALANCE AT     ADDITIONS     CHARGED TO
                                          BEGINNING OF     THROUGH       COST AND                 BALANCE AT
DESCRIPTION                                  PERIOD      ACQUISITIONS    EXPENSES    DEDUCTIONS  END OF PERIOD
-----------                                  ------      ------------    --------    ----------  -------------
Allowance for doubtful accounts:

         Year ended March 31, 2002......   $123,000         $   --       $423,554      $(94,315)    $452,239
         Year ended March 31, 2001......     78,214             --        460,962      (416,176)     123,000
         Year ended March 31, 2000......         --         19,175         69,539       (10,500)      78,214

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on July 1, 2002.

                                          eUNIVERSE, INC.


                                          By       /s/ BRAD D. GREENSPAN
                                              ................................
                                                      Brad D. Greenspan
                                              Chairman of the Board of Directors
                                                   Chief Executive Officer

         Under the requirements of the Securities Act of 1934, this Form 10-K has been signed on July 1, 2002 by the following persons on behalf of the Registrant in the capacities indicated.

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


By       /s/ BRAD D. GREENSPAN
    ................................
           Brad D. Greenspan
   Chairman of the Board of Directors
     (principal executive officer)


By        /s/ BRETT D. BREWER
    ................................
            Brett D. Brewer
               Director

By         /s/ DANIEL L. MOSHER
    ................................
            Daniel L. Mosher
               Director

By         /s/ THOMAS GEWECKE
    ................................
             Thomas Gewecke
               Director

By         /s/ JEFF LAPIN
    ................................
              Jeff Lapin
               Director

                                INDEX TO EXHIBITS

Exhibit
Number           Exhibit Title/Description
-------          --------------------------

3.01 --    Articles of Incorporation of eUniverse.(1)
3.02 -- Amendment to Articles of Incorporation of eUniverse regarding change of name.(1)
3.03 -- Certificate of Amendment of Articles of Incorporation regarding issuance of Preferred Stock.(1)
3.04 --    Bylaws of eUniverse.(1)
3.05 --    Amendment to Bylaws.(1)
3.06 -- Designation of Preferred Stock of Motorcycle Centers of America, Inc. dated April 7, 1999, as filed with the Secretary of the State of Nevada, which defines the rights and preferences of the Preferred Stock of eUniverse.(1)
3.06.01 First Amendment to Designation of Stock of eUniverse, Inc. f/k/a Motorcycle Centers of America, Inc. and First Amended and Restated Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated as of February 2, 2000.(6)
3.06.02 Certificate of Correction of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated as of December 27, 2001.*
3.06.03 Second Amendment to Designation of Stock of eUniverse, Inc. f/k/a Motorcycle Centers of America, Inc. and Second Amended and Restated Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated as of January 4, 2000.*
3.07  --   Certificate of Designation of Series B Convertible Preferred Stock of
           eUniverse, Inc., dated October 19, 2001.(14)
10.01 -- Stock Purchase Agreement by and between Palisades Capital, Inc. and Charles Beilman, dated as of October 1, 1998 (the "Stock Purchase Agreement").(1)
10.02 --   Amendment to Stock Purchase Agreement, dated December 29, 1998.(1)
10.03 --   Amendment No. 2 to Stock Purchase Agreement, dated February 11,
           1999.(1)
10.04 --   Amendment No. 3 to Stock Purchase Agreement, dated as of March   ,
           1999.(1)
10.05 -- Amendment Number 4 to Stock Purchase Agreement, dated as of June 9, 1999.(1)
10.06 -- Agreement and Plan of Reorganization by and among Motorcycle Centers of America, Inc., Entertainment Universe, Inc. and the principal officers of Entertainment Universe, Inc., dated April 9, 1999.(1)
10.07 --   Entertainment Universe, Inc. Regulation D Subscription Agreement,
           dated as of April   , 1999.(1)
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

           Buyout Agreement to May 5, 2000.(7)
10.40.02 Second Amendment providing for extension of closing date of the Big Network Buyout Agreement to May 19, 2000.(7)
10.40.03 Third Amendment providing for extension of closing date of the Big Network Buyout Agreement to May 19, 2000.(7)
10.41 -- eUniverse, Inc. Common Stock Purchase Warrant to Salomon Grey Financial Corporation, dated March 14, 2000 (terminated).(5)
10.42 -- eUniverse, Inc. Common Stock Purchase Warrant to Salomon Grey Financial Corporation, dated March 14, 2000 (terminated).(5)
10.43 -- Agreement by and between eUniverse, Inc. and Take-Two Interactive Software, Inc., dated as of March 16, 2000, providing for account marketing services.(5)
10.44 -- Agreement by and between eUniverse, Inc. and Take-Two Interactive Software, Inc., dated as of March 16, 2000, providing for programming services.(5)
10.45 -- Letter agreement by and among eUniverse, Inc. and Erik MacKinnon and Dan Barnes d/b/a Dustcloud Media, dated March 29, 2000.(6)
10.47 -- Asset Purchase Agreement by and between CD Universe, Inc. and CLBL, Inc., dated as of October 3, 2000.(9)
10.48 -- Letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc. and Charles Beilman, dated October 30, 2000.(10)
10.48.01 First Amendment to letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc. and Charles Beilman, dated November 6, 2000.(10)
10.49 -- Side letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc. and Brad D. Greenspan (with respect to Sections 2 and 4 only), dated October 30, 2000.(10)
10.49.01 First Amendment to Side Letter Agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc. and Brad D. Greenspan, dated November 6, 2000.(10)
10.50 -- Employment Agreement by and between eUniverse, Inc. and Will Griffin, dated as of September 1, 2000.(11)
10.51 -- eUniverse, Inc. Common Stock Purchase Warrant to VideoGame Partners, LLP, dated September 8, 2000.(12)
10.52 -- Stock Purchase Agreement by and between eUniverse, Inc. and 550 Digital Media Ventures, Inc., dated as of July 13, 2001.(13)
10.53 -- Share Purchase Agreement by and among eUniverse, Inc., Indimi, L.L.C., Indimi, Inc., 550 Digital Media Ventures, Inc. and Sony Music Entertainment, Inc., dated as of July 13, 2000.(13)
10.55 -- Registration Rights Agreement by and between eUniverse, Inc. and 550 Digital Media Ventures Inc., dated as of October 23, 2001.(14)
10.56 -- Letter agreement by and between eUniverse, Inc. and 550 Digital Media Ventures Inc., dated as of October 23, 2001, regarding amendment of that certain Secured Note and Warrant Purchase Agreement dated September 6, 2000.(14)
10.57 -- eUniverse, Inc. Common Stock Purchase Warrant issued to Nicholas Agriogianis, dated April 4, 2001.(15)
10.58 -- eUniverse, Inc. Common Stock Purchase Warrant issued to Marci Zaroff, dated April 4, 2001.(15)
10.59 -- eUniverse, Inc. Common Stock Purchase Warrant issued to Saggi Capital Corp., dated September 25, 2001.(15)
10.60 -- eUniverse, Inc. Common Stock Purchase Warrant issued to Bridge Ventures, Inc., dated September 25, 2001.(15)
10.61 -- eUniverse, Inc. Common Stock Purchase Warrant issued to Nicholas Agriogianis, dated September 25, 2001.(15)
10.62 -- eUniverse, Inc. Common Stock Purchase Warrant issued to Marci Zaroff, dated September 25, 2001.(15)
10.63 -- Agreement and Plan of Merger, dated as of January 2, 2002, by and among eUniverse, Inc., a Nevada corporation, L90 Acquisition Corporation, a Delaware corporation, and L90, Inc., a Delaware corporation.(16)

10.64 -- Form of Voting Agreement between eUniverse, Inc. and each of William Apfelbaum, John Bohan, Mark Roah and C.J. Cardinali.(16)
10.65 -- Form of Warrant issued to certain eUniverse, Inc. Series A Preferred Stockholders as of October 22, 2001.(17)
21.01 --   Subsidiaries of eUniverse, Inc.(5)
23.01 --   Consent of Merdinger, Fruchter, Rosen & Corso, PC.*

-----------
  *  Filed herewith

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

(17) Incorporated by reference to eUniverse's Form 10-Q filed on February 14, 2002.