Form 10-K/A
period 2002-03-31
EUNIVERSE INC
filed 2002-07-03
CIK 1088244

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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


               6060 Center Drive, Suite 300, Los Angeles, CA 90045 (Address of principal executive offices) (Zip Code)

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

         Over the past year, the Company has added over 15 newsletters to its portfolio with more than half coming from acquisitions and the remainder from internal development. Additionally, the Company's subscriber base has nearly doubled from the prior year. A substantial portion of the newsletter portfolio content is developed from internal resources of the Company.

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

Recent Transactions

Acquisition of VIZX Corporation

         In December 2001, the Company purchased the assets of VIZX Corporation, which held assets known on the Internet as eMusicGames.com and SportsTriviaClub.com. The Company agreed to pay common stock valued at $100,000, $150,000 cash, and a portion of net income generated from the assets starting either 4 months after the closing date, or 30 days after the gross revenues for any month exceed $100,000, and ending 60 months thereafter. The total aggregate acquisition price is capped at $10.15 million.

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

         As of March 31, 2002, the Company had cash of approximately $8 million and a working capital ratio of approximately 1.4 to 1. Additionally, the Company has been cash flow positive (with cash flow defined as earnings before interest, depreciation and amortization) for the past six operating quarters. Although the Company's financial condition has improved from the prior fiscal year, the Company may not be able to continue to generate sufficient working capital to finance its future growth. Additionally, should the need arise, eUniverse may be unable to successfully obtain additional financing on terms acceptable to the Company in the public or private markets to meet its future operating needs.

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

         Government regulation and legal uncertainties could increase our costs and risks of doing business on the Internet. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues, such as user privacy, pricing, taxation and the characteristics and quality of products and services. For example, in the United States, the Communications Decency Act of 1996 prohibits obscene and other unlawful information and content from being transmitted over the Internet. Several other nations have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. On October 21, 1998, the Internet Tax Freedom Act was adopted placing a three-year moratorium, beginning October 1, 1998 and continuing through October 21, 2001, on Internet access taxes, multiple taxes on electronic commerce, and discriminatory taxes on electronic commerce. On March 9, 2001, the Internet Tax Moratorium and Equity Act, a bill intended to foster the development of the Internet and electronic commerce, by amending the Internet Tax Freedom Act to effectively extend the moratorium on certain taxes on electronic commerce, was introduced and referred to the Senate's Committee on Finance. This bill was formally enacted into law on November 29, 2001, which extended the Internet tax moratorium for another two years.

         Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel, taxation and personal privacy are applicable to the Internet. On January 3, 2001, the Online Privacy Protection Act of 2001, a bill to require the Federal Trade Commission to proscribe regulations to protect the privacy of personal information collected from and about individuals who are not covered by the Children's Online Privacy Protection Act of 1998 on the Internet and to provide greater individual control over the collection and use of that information, was introduced in the House and is now set to proceed to the Senate for debate. The Online Privacy Protection Act would make it unlawful for an operator of a Web site or online service to collect, use or disclose personal information concerning an individual (age 13 and above) in a manner that violates regulations to be prescribed by the Federal Trade Commission requiring such operators to protect the confidentiality, security and integrity of personal information they collect from such individuals. The Act would also require such regulations to require such operators to provide a process for such individuals to consent to or limit the disclosure of such information. Pursuant to the Children's Online Privacy Protection Act, it is already unlawful for an operator of a Web site or online service directed at children, or any such operator that has actual knowledge that it is collecting personal information from a child, to collect personal information from a child. The Children's Online Privacy Protection Act also sets out requirements that must be followed by the Web site operator or online service provider. If we do not comply with these privacy protection laws, we could be subject to various penalties. In addition, any new laws or regulations relating to access to or use of the Internet could harm our business.

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

         On April 16, 2001, the Company issued a warrants to purchase 18,750 shares of the Company's common stock at an exercise price of $2.00 per share to a Series A Preferred Shareholder in connection with the shareholder's consent to the amendment and waiver of certain rights associated with the shareholder's preferred stock. The warrants have been valued at $25,637.55 in the Company's financial statements using the Black Scholes option pricing model with a risk free interest rate of 5.75%, a volatility of 124.38% with no expected dividend yield and a life of two years.

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

                            eUniverse, Inc. and Subsidiaries

                          Consolidated Statements of Operations


                                                                                               Year Ended
                                                                                                March 31,
                                                                 --------------------------------------------------------------
                                                                       2002              2001              2000           1999
                                                                       ----              ----              ----           ----
                                                                                                                   CD Universe
REVENUE                                                            $ 33,196,263    $ 15,668,203     $ 1,842,440     $        -

COST OF GOODS SOLD                                                    6,920,507       1,606,493         153,950              -

GROSS PROFIT                                                         26,275,755      14,061,710       1,688,490              -

OPERATING EXPENSES:
     Marketing and sales (excludes stock-based
       compensation of $0, $447,065, and $379,006
       respectively).......................................           5,554,193       8,299,799       1,441,570              -
     Product development (excludes stock-based
       compensation of $0, ($19,656) and $37,326
       respectively).......................................           5,986,023       3,827,600       1,139,836              -
     General and administrative (excludes stock-based
       compensation of $0, ($164,598) and $164,598
       respectively).......................................           8,091,755       4,755,772       3,731,298              -
     Amortization of goodwill
      and other intangibles................................             507,791       2,909,741       1,414,136              -
     Stock-based compensation..............................                   -         262,811         580,930              -
                                                                    -----------     -----------       ---------     ----------
TOTAL OPERATING EXPENSES...................................          20,139,762      20,055,723       8,307,770              -
                                                                    -----------     -----------       ---------     ----------

                                   OPERATING INCOME / (LOSS)          6,135,993      (5,994,013)     (6,619,280)             -

NONOPERATING INCOME (EXPENSE)
     Interest income.......................................              52,425          18,801          60,931              -
     Interest and other financing expense..................            (577,457)     (6,351,875)              -              -
     Impairment of goodwill................................                   -     (14,474,390)              -              -
     Loss allocated to minority interest...................                                               4,110              -
     Other gains and losses................................            (231,113)       (320,682)              -              -
                                                                    -----------     -----------       ---------     ----------
   INCOME / (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
       TAXES...............................................           5,379,849     (27,122,159)     (6,554,239)             -

INCOME TAXES ..............................................                   -               -               -              -
                                                                    -----------    ------------       ---------     ----------

                  INCOME / (LOSS) FROM CONTINUING OPERATIONS          5,379,849     (27,122,159)     (6,554,239)             -

DISCONTINUED OPERATIONS:
           Loss from operations discontinued segment
            (net of applicable income taxes of $0).........             285,429     (13,917,167)     (4,513,407)      (407,164)
                                                                    -----------    ------------       ---------     ----------

                                         NET INCOME / (LOSS)        $ 5,665,278    $(41,039,326)   $(11,067,646)    $ (407,164)
                                                                    ===========    ============    ============     ==========
Continuing operations earnings / (loss) per common share ..         $      0.26    $      (1.50)   $      (0.42)            na
Discontinued operations earnings / (loss) per common share.         $      0.01    $      (0.77)   $      (0.29)            na
                                                                    -----------     -----------       ---------     ----------
Basic earnings / (loss) per common share...................         $      0.27    $      (2.27)   $      (0.70)            na
                                                                    -----------     -----------       ---------     ----------
Diluted earnings / (loss) per common share.................         $      0.21              na              na             na
                                                                    -----------     -----------       ---------     ----------
Basic weighted average common
 shares outstanding........................................          21,040,374      18,094,670      15,765,108             na
                                                                    -----------     -----------       ---------     ----------
Shares outstanding for diluted earnings per share..........          27,539,459              na              na             na
                                                                    -----------     -----------       ---------     ----------


                                      Balance Sheet Data

                                                                    March 31, 2002  March 31, 2001  March 31, 2000
                                                                    --------------  --------------  --------------
Cash and cash equivalents..................................           8,007,784         218,841       2,323,087
Working capital (deficit)..................................           4,196,448      (6,569,061)       (787,006)
Total assets...............................................          34,577,653      11,879,131      37,778,444
Total shareholders' equity (deficit).......................          20,676,219      (1,558,489)     30,738,514



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

         General and administrative costs increased by 70% to $8.1 million, or 24% of total revenues, for fiscal year 2002, from $4.8 million, or 30% of total revenues, for fiscal year 2001. The $3.3 million increase was due primarily to growth in the number of management, legal and finance personnel, expansion of facilities and computer systems, and an increase in legal and accounting services to support the growth of our operations and infrastructure.

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

Interest and Other Income, Net

                                                              YEARS ENDED MARCH 31, (in thousands)
                                                              --------------------------------------
                                                                2002           2001           2000
                                                              --------       --------       --------
Interest income ...........................                 $     52       $    19            $ 61
Interest and other financing expenses......                 $   (577)      $(6,352)           $ --
Minority interest..........................                 $     --       $   --             $  4
Other non-recurring losses.................                 $   (231)      $  (321)           $ --

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

Income Taxes

         Due to operating losses incurred since inception, we did not record a provision for income taxes in the year ended March 31, 2002. As of March 31, 2002, the balance of net deferred tax assets was $8,600,200. Utilization of the Company's net operating loss carry forwards, which begin to expire in 2020, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding reliability of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

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

Net Income/(Loss) from Discontinued Operations

                                                     YEARS END MARCH 31, (in thousands)
                                                   -------------------------------------
                                                     2002           2001          2000
                                                   --------     ------------    --------
Loss from discontinued operations...........     $   285        $(4,046)      $(4,513)
Loss from disposal of segment
  (net of taxes) ............................    $    --        $(9,871)      $    --


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

Item 8.  Financial Statements and Supplementary Data.

         Financial statements required pursuant to this item are included in
Part IV, Item 14 of this Form 10-K and are presented beginning on page F-2. The supplementary financial information required by this item is included under the subsection entitled Quarterly Results of Operations/Supplementary Financial Information, beginning on page F-23.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                                                           PERCENT OF
                                                             TOTAL                             POTENTIAL REALIZABLE VALUE
                                                            OPTIONS                              AT ASSUMED ANNUAL RATES
                                            NUMBER OF      GRANTED TO                         OF STOCK PRICE APPRECIATION
                                           SECURITIES      EMPLOYEES    EXERCISE                   FOR OPTION TERM
                                           UNDERLYING      IN FISCAL     PRICE     EXPIRATION  -------------------------
NAME AND PRINCIPAL POSITION              OPTIONS GRANTED      YEAR      $/SHARE       DATE        5%            10%
---------------------------              ---------------      ----      -------       ----        --            ---
Brad D. Greenspan .....................        --              --          --          --         --             --
 Chairman of the Board of Directors
 and Chief Executive Officer

Brett C. Brewer........................     500,000(1)         14%      $2.00       5/02/11    $3,243,271    $5,756,699
 President and Director

Joseph L. Varraveto....................      50,000(2)          1%      $2.00       5/02/11    $  324,327    $  575,670
 Executive Vice President
 and Chief Financial Officer

Adam Goldenberg........................     675,000(2)         19%      $2.00       5/02/11    $4,378,415    $7,771,544
 Chief Operating Officer

Chris Lipp.............................     150,000(2)          4%      $2.00       5/02/11    $  972,981    $1,727,010
 Senior Vice President and
 and General Counsel

(1) One fourth of the options follow the regular vesting schedule. Three fourths of the options vest based upon the Company achieving certain performance targets.

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

Compensation Committee Interlocks and Insider Participation

         Prior to establishing the Compensation Committee, the Board of Directors as a whole performed the functions delegated to the Compensation Committee. No member of the Board of Directors or the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of eUniverse's Board of Directors or Compensation Committee. During eUniverse's fiscal year ending on March 31, 2002, the members of the Compensation Committee were Brad D. Greenspan, Brett C. Brewer and Daniel L. Mosher. Thomas Gewecke was elected to the Compensation Committee on October 26, 2001.

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


                                                          Shares            Percentage
                                                       Beneficially        Beneficially
Name of Beneficial Owner                                 Owned(1)            Owned(2)
------------------------                                 --------            --------
Brad D. Greenspan                                    8,469,334(3)              29.4%
Brett C. Brewer                                        986,417(4)               3.4%
Christopher S. Lipp                                    201,000(5)               *
Joseph L. Varraveto                                    152,167(6)               *
Adam Goldenberg                                        479,308(7)               1.7%
Thomas Gewecke                                              --(10)              *
Daniel L. Mosher                                        76,667(8)               *
550 Digital Media Ventures, Inc.
  ("550 DMV")                                        5,289,231(9)              18.3%
Directors and Executive Officers as a Group         10,364,893                 35.9%

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

(9) Includes 1,923,077 shares of Series B Preferred Stock on an as-converted basis.

(10) Excludes attribution of beneficial ownership of shares owned by 550 DMV to Thomas Gewecke, who serves as a Director pursuant to 550 DMV's right of appointment, but who disclaims such beneficial ownership.

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

                          INDEX TO FINANCIAL STATEMENTS

eUniverse, Inc. Financials......................................... F-1 - F-24

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


                                     MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                     Certified Public Accountants


New York, New York
June 14, 2002
                        eUNIVERSE, INC. and Subsidiaries

                           Consolidated Balance Sheets


                                                                       March 31,                     March 31,
                                                                         2002                          2001
                                                                     ------------                  ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents.......................................  $8,007,784                $    218,841
      Accounts receivable, net of allowances for
        doubtful accounts of $452,239 and $123,000, respectively.....   5,022,745                   2,676,675
      Prepaid expenses ..............................................   1,488,069                     491,553
      Deferred charges and other current assets .....................     551,100                     440,061
                                                                     ------------                ------------
                                Total Current Assets                   15,069,697                   3,827,130

FURNITURE AND EQUIPMENT, less accumulated depreciation
     of $563,120 and $264,383, respectively .........................   2,293,836                     902,004

GOODWILL, net of amortization of $545,769
     and $7,404,624 respectively ....................................  12,298,241                   4,739,981
OTHER INTANGIBLES, net of amortization of $649,803 and $160,559
    respectively.....................................................   4,576,249                   1,479,699

Deferred charges ....................................................     197,222                     787,505
Deposits and other assets............................................     142,407                     142,812
                                                                     ------------                ------------
                             TOTAL ASSETS                            $ 34,577,653                $ 11,879,131
                                                                     ============                ============
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
     Accounts payable...............................................  $ 2,253,811                 $ 2,870,997
     Accrued expenses...............................................    4,153,122                   2,592,745
     Deferred revenue...............................................    1,033,698                     232,240
     Notes payable..................................................    3,010,918                   3,760,209
     Current maturities of notes payable, affiliates ...............      393,672                     940,000
     Capitalizable lease obligations, current.......................       28,028                           -
                                                                     ------------                ------------
                                        Total Current Liabilities      10,873,250                  10,396,191
                                                                     ------------                ------------
LONG-TERM DEBT                                                          1,370,404                     976,190
LONG-TERM DEBT AFFILIATES, LESS CURRENT MATURITIES                      1,657,781                   2,065,239

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.10 par value; 40,000,000 shares
        authorized;  2,872,665 and 1,454,572 shares
          issued and outstanding, respectively.......................     287,267                     145,457
     Common stock, $.001 par value; 250,000,000 shares authorized;
       23,542,219 and 18,817,502 issued and outstanding, respectively      23,542                      18,815
     Treasury stock..................................................     (36,000)                          -
     Additional paid-in capital......................................  68,978,054                  50,523,445
     Deferred stock compensation cost................................    (211,874)                   (139,234)
     Retained deficit................................................ (48,364,771)                (52,106,972)
                                                                     ------------                ------------
                           Total Shareholders' (Deficit)/Equity        20,676,219                  (1,558,489)
                                                                     ------------                ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY            $ 34,577,653                $ 11,879,131
                                                                     ============                ============

  The accompanying notes are an integral part of these financial statements.

                            eUniverse, Inc. and Subsidiaries
                         Consolidated Statements of Operations



                                                                                    Year Ended
                                                                                     March 31,
                                                                      2002              2001                  2000
                                                                   --------------    ---------              --------
REVENUE                                                             $ 33,196,263    $ 15,668,203           $ 1,842,440

COST OF GOODS SOLD                                                     6,920,507       1,606,493               153,950

GROSS PROFIT                                                          26,275,755      14,061,710             1,688,490

OPERATING EXPENSES:
    Marketing and sales (excludes stock-based
      compensation of $0, $447,065, and $379,006 respectively).....    5,554,193       8,299,799             1,441,570
    Product development (excludes stock-based
      compensation of $0, ($19,656) and $37,326 respectively)......    5,986,023       3,827,600             1,139,836
    General and administrative (excludes stock-based
      compensation of $0, ($164,598) and $164,598 respectively)....    8,091,755       4,755,772             3,731,298
    Amortization of goodwill
     and other intangibles.........................................      507,791       2,909,741             1,414,136
    Stock-based compensation.......................................            -         262,811               580,930
                                                                      ----------      ----------             ---------
TOTAL OPERATING EXPENSES...........................................   20,139,762      20,055,723             8,307,770
                                                                      ----------      ----------             ---------

                                          OPERATING INCOME / (LOSS)    6,135,993      (5,994,013)           (6,619,280)

NONOPERATING INCOME (EXPENSE)
    Interest income................................................       52,425          18,801                60,931
    Interest and other financing expense...........................     (577,457)     (6,351,875)                    -
    Impairment of goodwill.........................................            -     (14,474,390)                    -
    Loss allocated to minority interest............................                                              4,110
    Other gains and losses.........................................     (231,113)       (320,682)                    -
                                                                      ----------      ----------             ---------

 INCOME / (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       $5,379,849     (27,122,159)           (6,554,239)

INCOME TAXES......................................................             -               -                     -
                                                                      ----------   -------------           -----------

                         INCOME / (LOSS) FROM CONTINUING OPERATIONS    5,379,849     (27,122,159)           (6,554,239)

DISCONTINUED OPERATIONS:
    Loss from operations discontinued segment
     (net of applicable income taxes of $0).......................       285,429    (13,917,167)            (4,513,407)
                                                                      ----------   -------------           -----------

                                                NET INCOME / (LOSS)   $5,665,278   $(41,039,326)          $(11,067,646)
                                                                      ==========   =============           ===========

Continuing operations earnings / (loss) per common share .........    $     0.26   $      (1.50)          $      (0.42)
Discontinued operations earnings / (loss) per common share........    $     0.01   $      (0.77)          $      (0.29)
                                                                      ----------   -------------           -----------
Basic earnings / (loss) per common share..........................    $     0.27   $      (2.27)          $      (0.70)
                                                                      ----------   -------------           -----------
Diluted earnings / (loss) per common share........................    $     0.21             na                     na
                                                                      ----------   -------------           -----------

Basic weighted average common
 shares outstanding...............................................    21,040,374     18,094,670             15,765,108
                                                                      ----------   -------------           -----------
Shares outstanding for diluted earnings per share.................    27,539,459             na                     na
                                                                      ----------   -------------           -----------


   The accompanying notes are an integral part of these financial statements.

                        EUNIVERSE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                          PREFERRED STOCK           COMMON STOCK        ADDITIONAL
                                       ---------------------   ----------------------     PAID-IN       RETAINED
                                        SHARES     PAR VALUE     SHARES     PAR VALUE     CAPITAL       DEFICIT         TOTAL
                                        ------     ---------     ------     ---------     -------       -------         -----
Share issued to acquire option to
 purchase CD Universe................     --       $  --        8,061,000    $ 8,061    $   247,039        --     $   255,100
Shares issued for merger related
 services............................     --          --        1,539,000      1,539         47,145        --          48,684
Shares issued pursuant to Rule 506 of
 Regulation D........................     --          --          250,000        250        249,750                   250,000
Shares issued pursuant to employment
 agreement...........................     --          --          200,000        200          6,036        --           6,236
                                       ---------   --------    ----------    -------    -----------   ------------  ---------
Balance, March 31, 1999..............     --          --       10,050,000     10,050        549,970        --         560,020
Sale of Preferred Stock..............  1,795,024    179,502                               6,282,584                 6,462,086
Cost of offerings and issuance.......     --          --                                 (2,184,449)               (2,184,449)
Shares issued in acquisition of
 eUniverse.com Website...............     --          --           15,000         15         59,985                    60,000
Shares issued in acquisition of
 CD Universe, Inc....................     --          --        2,425,000      2,425      7,272,575                 7,275,000
Shares issued for services...........     --          --          392,436        392        500,206                   500,598
Shares retained by former MCA
 Shareholders........................     --          --        1,220,993      1,221        857,256                   858,477
Shares issued in acquisition of Mega
 DVD.................................     --          --            4,605          4         52,496                    52,500
Shares issued in acquisition of Cases
 Ladder, Inc.........................     --          --          700,000        700      6,999,300                 7,000,000
Stock options issued in connection
 with acquisition of Cases Ladder,
 Inc.................................     --          --           --          --         1,111,100                 1,111,100
Stock options issued in connection
 with services performed.............     --          --           --          --            67,248                    67,248
Fair Value of the warrants issued....     --          --           --          --         1,921,217                 1,921,217
Shares issued in acquisition of
 Gamers Alliance, Inc................     --          --           78,125         78        999,922                 1,000,000
Additional Shares issued in
 acquisition of Gamers Alliance,
 Inc.................................     --          --            8,789          9         85,684                    85,693
Shares issued to employees as
 compensation expense................     --          --           42,506         42        269,561                   269,603
Amortization of variable stock
 options issued to employees.........     --          --           --          --           207,010                   207,010
Shares issued in acquisition of The
 Big Network, Inc....................     --          --        1,440,000      1,440      8,818,560                 8,820,000
Shares issued in acquisition of
 FunOne.com..........................     --          --            8,733          9         49,991                    50,000
Shares issued in acquisition of
 Falcon Ventures Corp................     --          --          310,000        310      1,782,190                 1,782,500
Shares issued in acquisition of
 PokemonVillage.com..................     --          --           43,630         44        379,456                   379,500
Shares issued in acquisition of
 JustSayWow.com......................     --          --           11,976         12         99,988                   100,000
Additional Shares issued in
 acquisition of Gamers Alliance,
 Inc.................................     --          --            8,789          9         51,626                    51,635
Additional Shares issued in
 acquisition of The Big Network,
 Inc.................................     --          --          269,840        270      1,652,500                 1,652,770
Shares issued to Take2 Corporation...     --          --          600,000        600      3,599,400                 3,600,000
Stock options issued in connection
 with affiliate agreements...........     --          --           --          --           123,652                   123,652
Net loss for the twelve months ended
 March 31, 2000......................     --          --           --          --                    (11,067,646) (11,067,646)
                                       ---------   --------    ----------    -------    -----------   ------------------------
Balance at March 31, 2000............  1,795,024    179,502    17,630,422     17,630     41,609,028  (11,067,646)  30,738,514
Conversion of Preferred to common
 stock...............................   (340,452)   (34,045)      481,068        482        557,936                   524,373
Cost of offering Stock conversion....                                                      (524,373)                 (524,373)
Additional Shares issued in
 acquisition of The Big Network,
 Inc.................................     --          --           90,160         90        552,140                   552,230
Additional Shares issued in
 acquisition of Gamers Alliance,
 Inc.................................     --          --           19,531         19        103,493                   103,512
Shares issued to employees as
 compensation expense................     --          --           98,274         97        513,276                   513,373
Less: Deferred stock compensation
 cost................................     --          --                                   (139,234)                 (139,234)
Shares issued in acquisition of
 websites............................     --          --          217,269        216        687,284                   687,500
Shares issued in connection with
 services performed..................     --          --          161,127        161        360,879                   361,040
Shares issued in connection with
 financing activities................     --          --          100,000        100        262,400                   262,500
Shares issued in connection with
 assets purchased....................     --          --           19,651         20         38,120                    38,140
New shares to be issued to
 Isosceles...........................     --          --           --          --          (212,500)                 (212,500)
Cost of offering Warrants issued to
 preferred shareholders..............     --          --           --          --          (179,870)                 (179,870)
Reversal of repriced employee
 options.............................     --          --           --          --          (207,011)                 (207,011)
Options issued to websites for right
 of first refusal....................     --          --           --          --            71,115                    71,115
Warrants issued in connection with
 financing activities................     --          --           --          --         5,769,262                 5,769,262
Warrants issued in connection with
 services to be performed............     --          --           --          --           830,345                   830,345
Options issued in connection with
 services performed..................     --          --           --          --           291,921                   291,921
Net loss for the twelve months ended
 March 31, 2001......................     --          --           --          --                    (41,039,326) (41,039,326)
                                       ---------   --------    ----------    -------    -----------  ------------ -----------
Balance at March 31, 2001............  1,454,572    145,457    18,817,502     18,815     50,384,211  (52,106,972)  (1,558,489)
                                       =========   ========    ==========    =======    ===========  ===========  ===========





                                                                            Preferred Stock               Common Stock
                                                                       --------------------------   -----------------------
                                                                         Shares        Par Value      Shares     Par Value
                                                                       ----------------------------------------------------
Balance as of 3/31/01                                                   1,454,572        145,457    18,817,502    18,815
Acquisition of eGames                                                                                   30,349        30
Shares issued to the employee of
   Funpageland.com as compensation expense...........................           -                        7,992         8
Additional Shares issued in acquisition of
   Gamers Alliance, Inc..............................................           -                       60,547        61
Shares issued in acquisition of
   ratedfun.com .....................................................           -                        8,480         8
Shares issued to the employee of
   Send4Fun.com as compensation expense..............................                                   17,000        17
Additional Shares issued in acquisition of
   Spreadingjoy.com .................................................                                   26,595        27
Conversion of preferred to common stock                                  (504,984)       (50,497)      952,397       956
Cost of offering of stock conversion
Exercise of Consultant Options                                                                          66,980        65
Exercise of Employee Options                                                                            25,000        25
Exercise of Warrants                                                                                   128,223       128
Frank Westall shares cancelled in payment of note....................
Frank Westall shares re-issued in connection with note...............
Ed Hilts shares cancelled in payment of note.........................
New common stock issued for InfoBeat                                                                 3,058,461     3,058
New common stock issued for Sony Warrant Redemption                                                    307,693       308
Cancellation of Sony Warrants
New preferred stock issued in connection with the Sony Transaction      1,923,077        192,308
Beneficial conversion of Sony preferred stock issued below market
New Warrants issued to Preferred shareholders in connection with
   Sony transaction .................................................
New Warrants issued in connection
   with services to be performed (ZA Associates).....................
Options granted to consultant........................................
New warrants issued in connection with services to be performed......
New warrants issued to G. and R. Whitten.............................
Big Network Settlement                                                                                  50,000        50
New shares issued to Isosceles.......................................          --                       85,000        85
Take 2 Settlement Agreement                                                                           (100,000)     (100)
                                                                                                             -         -
Net income for the twelve months ended March 31, 2002
                                                                       ----------------------------------------------------
Balance as of March 31, 2002                                            2,872,665        287,267    23,542,219    23,542
                                                                       ====================================================


                                                                                      Additional
                                                                                       Paid-in       Retained
                                                                      Treasury Stock   Capital        Deficit        Total
                                                                      -------------------------------------------------------
Balance as of 3/31/01                                                                 50,384,211    (52,106,972)  (1,558,489)
                                                                      -------------------------------------------------------
Acquisition of eGames                                                                     99,970                     100,000
Shares issued to the employee of
   Funpageland.com as compensation expense...........................                     24,992                      25,000
Additional Shares issued in acquisition of
   Gamers Alliance, Inc..............................................                    403,515                     403,576
Shares issued in acquisition of
   ratedfun.com .....................................................                     18,742                      18,750
Shares issued to the employee of
   Send4Fun.com as compensation expense..............................                     43,733                      43,750
Additional Shares issued in acquisition of
   Spreadingjoy.com .................................................                     74,973                      75,000
Conversion of preferred to common stock                                                  421,436                     371,895
Cost of offering of stock conversion                                                    (371,894)                   (371,894)
Exercise of Consultant Options                                                               (65)                          -
Exercise of Employee Options                                                              85,925                      85,950
Exercise of Warrants                                                                        (128)                          -
Frank Westall shares cancelled in payment of note....................    (34,000)                                    (34,000)
Frank Westall shares re-issued in connection with note...............      6,000                                       6,000
Ed Hilts shares cancelled in payment of note.........................     (8,000)                                     (8,000)
New common stock issued for InfoBeat                                                   9,936,942                   9,940,000
New common stock issued for Sony Warrant Redemption                                      999,693                   1,000,000
Cancellation of Sony Warrants                                                         (1,000,000)                 (1,000,000)
New preferred stock issued in connection with the Sony Transaction                     4,807,693                   5,000,000
Beneficial conversion of Sony preferred stock issued below market                      1,923,076     (1,923,076)           -
New Warrants issued to Preferred shareholders in connection with
   Sony transaction .................................................                    110,074                     110,074
New Warrants issued in connection
   with services to be performed (ZA Associates).....................                    293,344                     293,344
Options granted to consultant........................................                     84,528                      84,528
New warrants issued in connection with services to be performed......                     82,319                      82,319
New warrants issued to G. and R. Whitten.............................                     25,638                      25,638
Big Network Settlement                                                                   104,950                     105,000
New shares issued to Isosceles.......................................                    212,415                     212,500
Take 2 Settlement Agreement                                                                  100                           -
                                                                                               -              -            -
Net income for the twelve months ended March 31, 2002                                                 5,665,278    5,665,278
                                                                      -------------------------------------------------------
Balance as of March 31, 2002                                             (36,000)     68,766,181    (48,364,771)  20,676,219
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

                                      eUNIVERSE, INC.

                           Consolidated Statements of Cash flows

                                                                                             Year Ended March 31,
                                                                                ---------------------------------------------
                                                                                     2002            2001             2000
                                                                                -------------   --------------    ------------


OTHER NON-CASH FINANCIAL ACTIVITIES

    Stock issued in connection with acquisitions:
         Acquisition Big Network................................................        -            552,230      10,472,770
         Acquisition Gamer's Alliance...........................................     403,576         103,513       1,137,328
         Acquisition of CD Universe.............................................        -               -          7,275,000
         Acquisition Cases Ladder...............................................        -               -          7,000,000
         Acquisition of debsfunpage.com.........................................        -               -          1,782,500
         Acquisition Falcon Ventures............................................        -               -              -
         Acquisition of eUniverse.com website(1)................................        -               -             60,000
         Acquisition of MegaDVD.com(1)..........................................        -               -             52,500
         Acquisition of FunOne.com(1)...........................................        -            124,319          50,000
         Acquisition of Pokemonvillage.com......................................        -               -            379,500
         Acquisition of Justsaywow.com..........................................        -            225,000         100,000
         Acquisition of Funpageland.com.........................................        -             25,000           -
         Acquisition of DustCloud.com...........................................        -            150,000           -
         Acquisition of Deb's FunPages.com......................................        -             50,000           -
         Acquisition of eGames.com..............................................     100,000            -              -
         Acquisition of ratedfun.com............................................      18,750          37,500           -
         Acquisition of send4fun.com............................................        -            300,000           -
         Acquisition of spreadingjoy.com........................................      75,000         150,000           -
    Stock issued in connection with the preferred stock
      offering, 319,000 shares..................................................        -               -            159,500
    Amortization of variable stock options issued to employees..................        -           (207,010)        207,010
    Stock issued in connection with services performed, shares..................        -               -            341,098
    Stock issued to employees, 42,506 shares....................................        -               -            269,603
    Shares issued to Isosceles(2)...............................................     212,500        (212,500)          -
    Stock options issued in connection with the acquisition
      of Cases Ladder shares....................................................        -               -          1,111,100
    Shares returned to treasury in payment of amounts due
      from employees............................................................     (36,000)           -              -
    Stock issued for legal services in connection with
      Big Network settlement agreements ........................................     105,000            -              -
    Warrants issued in connection with placement agent services.................        -               -          1,214,567
    Stock issued in connection with services performed..........................      43,750            -              -
    Stock issued to employees, 7,992 and 59,447 shares respectively.............      25,000            -              -
    Warrants issued in connection with Affiliate agreements.....................        -               -             93,989
    Stock options issued in connection with services performed
      and to be performed............. .........................................      72,640            -             67,248
    Stock options issued in connection with affiliate agreements................        -             71,115         123,652
    Shares issued to Take 2 Corporation in connection with services.............        -            262,500       1,600,000
    Fair value of warrants issued...............................................        -          6,599,607           -
    Warrants issued in connection with financing activities
      (see Notes Payable section) ..............................................        -               -              -
    Shares issued in connection with services performed.........................        -            361,040           -
    Shares issued in connection with assets purchased ..........................        -             38,140           -
    Warrants issued in connection with services performed and
       to be performed .........................................................        -            291,922         312,878
    Warrants issued in connection with services performed and
       to be performed(1) ......................................................     401,419            -              -
    Warrants issued to preferred shareholders...................................     110,073            -            299,783
    Stock issued in connection with purchase of Infobeat
       from 550 DMV(3) .........................................................   9,940,000            -              -
    Warrants cancelled that were issued to 550 DMV(3) ..........................   1,000,000            -              -
    Stock issued in connection with 550 DMV warrant cancellation(3) ............  (1,000,000)           -              -
    Issuance of below market preferred shares to 550 DMV in
       connection with Sony purchase agreement(3) ..............................   1,923,076            -              -
    Beneficial conversion of below market preferred shares
       to 550 DMV(3) ...........................................................  (1,923,076)           -              -

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

ADVERTISING COSTS

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the years ended March 31, 2002, 2001 and 2000 advertising expense from continuing operations amounted to $1,551,870, $1,526,859 and $241,018, respectively. The Company had no direct-response advertising during the periods presented.

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

Securities that would have potentially diluted basic earnings per share that were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive are as follows:

                                                   March 31,
                                          2002          2001        2000
                                         ------        ------       ----
Convertible debt.....................     311,560
Convertible preferred stock..........        --        1,454,572    1,795,024
Warrants.............................        --        3,100,146    1,026,677
Options .............................   1,565,950      6,694,439    4,037,594
                                        ---------     ----------    ---------
Total................................   1,877,510     11,249,157    6,859,295
                                        =========     ==========    =========

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

During the year ended March 31, 2002, the estimated fair value of assets acquired and liabilities assumed is summarized as follows:

                                          eGames       Expage   Hi-Speed Media     Infobeat    IntelligentX
                                      ----------------------------------------------------------------------
Fixed assets - computers                 $17,500
Customer lists                                        240,000          633,130      360,000         400,000
Domain & trade names, logos               50,000                                  1,500,000
License agreements
Platform technology                       50,000
Web site content, databases               25,000
Capitalized lease obligation             (28,028)
Goodwill                                 135,528                                  8,080,000
                                      ----------------------------------------------------------------------
   Total                                $250,000     $240,000         $633,130   $9,940,000        $400,000

                                       Others
                                      --------
Fixed assets - computers
Customer lists                            14,163
Domain & trade names, logos
License agreements                       315,000
Platform technology
Web site content, databases
Capitalized lease obligation
Goodwill
                                        --------
   Total                                $329,163


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

PRO FORMA INFORMATION

The operations of the acquired entities have been included in the statements of operations from the dates of acquisition. Pro forma information as if the foregoing acquisitions had occurred at the beginning of the period presented is as follows:

                                   PRO FORMA YEAR ENDING     PRO FORMA YEAR ENDING
                                       March 31, 2002            March 31, 2001
                                       --------------            --------------
Revenue................................  $33,680,928               $ 18,047,494
Net income..............................   2,729,537                (59,189,575)
Income per weighted average common share $       .13               $      (3.27)
Income per diluted share ..........      $       .10               $      (3.27)

(5) AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

The net carrying value of goodwill and other intangibles recorded through acquisitions is $6,219,680 as of March 31, 2001 and $16,874,490 as of March 31, 2002. Effective April 1, 2001, the Company adopted SFAS 141 and SFAS 142. These assets are being assessed for impairment at least annually or upon an adverse change in operations. The assets were amortized on a straight-line basis over five years effective beginning January 1, 2001. Prior to that date, the Company amortized goodwill and other intangibles on a straight-line basis over ten years. The Company evaluated the reduction in goodwill amortization periods based on management's assessment of future cash flows and the practice of other firms in the Internet industry. Since March 31, 2001, the Company has not noted any material adverse events that could cause an impairment of the net carrying value of goodwill or other intangible assets as of March 31, 2002.

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

The following is the pro forma effect had the year ended March 31, 2002 not been subject to SFAS 141 and 142:

                                                            Year Ended March 31,
                                                -----------------------------------------------
                                                   2002             2001              2000
                                                -----------------------------------------------
Net income/(loss) as reported                   $ 5,665,278     ($41,039,326)     ($11,067,646)

Exclusion of amortization for:
Goodwill                                         (1,293,876)         --                --
Other intangibles no longer being amortized        (297,752)         --                --
                                                -----------------------------------------------
Pro Forma net income/(loss)                     $ 4,073,650     ($41,039,326)     ($11,067,646)
                                                ===============================================

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

(7) OTHER INTANGIBLES

Other Intangibles consist primarily of the cost of Web site domain names and customer lists acquired:

                                                               March 31,
                                                   ------------------------------
                                                         2002           2001
                                                   ------------------------------

Expage.com domain name                                  $240,000
License agreements                                      $315,000
Mailing list names                                       633,130
Infobeat customer names                                  360,000
Infobeat domain name                                   1,500,000
IntelligentX customer names/domain name                  400,000
eGames platform technology                                50,000
eGames tradenames, logos, URLs                            50,000
eGames Web site content, databases                        25,000
Other                                                     14,163
                                                   ------------------------------
                                                       3,587,294            0
Less: accumulated amortization                          (484,347)
                                                   ------------------------------
Other Intangibles, Net                                 3,102,947            0
                                                   ------------------------------
Intangibles no longer amortized at cost                1,638,758    1,640,258
                                                   ------------------------------
Less: accumulated amortization                          (165,456)    (160,559)
                                                   ------------------------------
                                                       1,473,302    1,479,699
                                                   ------------------------------
Total                                                 $4,576,248   $1,479,699
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

Amortization expense for existing amortizable intangibles for the next five years is as follows:

Amortization Expense
    2003                     $  798,825
    2004                        798,825
    2005                        798,825
    2006                        706,472
    2007                              0
                             ----------
Total                        $3,102,947
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

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amount used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                       March 31,
                                                    ------------------------------------------
                                                          2002            2001           2000
                                                    ------------------------------------------
Non-current deferred tax assets (liabilities):
      Stock compensation                            $   286,800       286,800         $93,500
      Amortization expense                              136,200        22,500          12,500
      Financing charges                               2,290,200     2,070,500               0
      Loss carry forward                              5,887,000     8,862,700       3,092,000
                                                    ------------------------------------------
                                                      8,600,200    11,242,500       3,198,800
Less: Valuation allowance                            (8,600,200)  (11,242,500)     (3,198,800)
                                                    ------------------------------------------
Net deferred tax assets (Liabilities)                      $0              $0              $0
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
                                                   ============================


1) The New Technology Holdings note was restructured as part of the Sony financing. The amount of $2,289,764 is now a short-term liability to 550 Digital Media Ventures that comes due March 31, 2003. The note is convertible to common or preferred stock subject to certain conditions and is collateralized by a blanket lien on the assets of the Company. The note accrues interest at the prime rate plus 2%. (See Note 4, Business Combinations)

2) Subsequent to December 31, 2001, the payment terms of this note were extended to January 1, 2004 from August 26, 2002. the note is collateralized by 2,600,000 shares of common common stock. Principal and interest payments are quarterly over the life of the note with an effective interest rate of 18.51%.

3) On August 13, 2001, Saggi Capital purchased the $450,000 note from Videogame Partners. The note is payable in stock on June 12, 2002 and accrues interest at 8%.

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

The company entered into certain revenue sharing arrangements during the year. Expense related to these agreements were $758,000 for the current year with approximately $180,000 owed as of March 31, 2002.

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


                                                       Year Ended March 31,
                                            ----------------------------------------
                                                 2002          2001            2000
                                            ----------------------------------------
Marketing and Sales                                        $447,065         $379,006
Product Development                                         (19,656)          37,326
General and Administrative                                 (164,598)         164,598
                                            ----------------------------------------
   Total stock-based compensation                  $0      $262,811         $580,930
                                            ========================================

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

STOCK OPTIONS:

Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 9,000,000 shares of common stock have been reserved for issuance under the Plan. Typically, options granted under the plan will vest ratably over 3 years with 1/3 vesting after 12 months and the remaining vesting in 1/12 increments each 3 months thereafter. For the years ended March 31, 2002, 2001 and 2000 the plan's activities were as follows:




                                                                                                                    WEIGHTED
                                                                                      NUMBER OF      EXERCISE        AVERAGE
                                                                                       SHARES          PRICE          PRICE
                                                                              ----------------------------------------------
 Outstanding at 3-31-1999..................................                                    --             --          --
 Granted...................................................                             5,314,570  $3.00 - 13.00       $6.92
 Cancelled.................................................                            (2,919,176)  6.00 - 13.00        8.51
 Reissued..................................................                             1,642,200      6.00             6.00
 Exercised.................................................                                    --
 Forfeited.................................................                                    --

                                                                              ----------------------------------------------
 Outstanding at 3-31-2000..................................                             4,037,594  $3.00 - 13.00       $5.39

 Granted...................................................                             5,355,130     1.75- 7.98        3.17
 Cancelled.................................................                            (2,698,285)    2.75-13.00        5.95
 Exercised.................................................                                    --
 Forfeited.................................................                                    --

                                                                              ----------------------------------------------
 Outstanding at 3-31-2001..................................                             6,694,439  $  1.75-11.40       $4.15

 Granted...................................................                             3,525,074     1.75- 7.98        2.28
 Cancelled.................................................                            (1,404,499)    2.75-11.40        3.47
 Exercised.................................................                              (108,333)    1.75- 3.44        2.14
 Forfeited.................................................                                    --

                                                                              ----------------------------------------------
 Outstanding at 3-31-2002..................................                             8,706,681  $   1.75-7.00       $3.16

 Options exercisable at 3-31-2002 .........................                             3,032,546  $   2.75-6.71       $4.11

                                                                              ----------------------------------------------

 These totals are segregated as follows:

 Outstanding at 3-31-2002 at exercise prices up to $3.00                                7,007,171  $   1.75-3.00
 Outstanding at 3-31-2002 at exercise prices over $3.00                                 1,699,510  $   3.44-7.00

 Exercisable at 3-31-2002 at exercise prices up to $3.00                                1,775,962  $   2.75-3.00
 Exercisable at 3-31-2002 at exercise prices over $3.00                                 1,256,584  $   3.44-6.71

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

Had the Company chosen the fair value method of accounting for transactions involving stock option issuance to employees pursuant to SFAS 123, the Company would have recorded an additional $3,781,445, $4,517,732 and $1,824,051 in compensation cost for the years ended March 31, 2002, 2001 and 2000, respectively, as presented by the pro forma statement below:

                                                                         Year Ended March 31,
                                                              ---------------------------------------------
                                                                 2002             2001             2000
                                                              ---------------------------------------------
Net income / (loss) as reported                               $5,665,278     ($41,039,326)     ($11,067,646)
Pro forma net income / (loss)                                 $1,883,833     ($45,557,058)     ($12,891,697)

Net income / (loss) per common share                               $0.27           ($2.27)           ($0.70)
Pro forma net income / (loss) per common share                     $0.09           ($2.52)           ($0.82)

Net income / (loss) per diluted share                              $0.21               na                na
Pro forma net income / (loss) per diluted share                    $0.07               na                na

For fiscal year 2002, the Black Scholes option-pricing model with a risk free interest rate of 5.75%, a volatility ranging from 86.84% to 122.15%, zero dividend yield and an expected life of three years for the options was used to determine the fair value of options rendered. The weighted average fair value of the options issued during the year was $3.16.

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

(16) PREFERRED STOCK

SERIES A

On April 14, 1999 the Company sold 1,795,024 shares of its Series A 6% Convertible Preferred Stock in a private offering pursuant to Regulation D of the Securities Act of 1933 for the aggregate price of $6,462,086. Pursuant to the Second Amended and Restated Certificate of Designation of the Company's Series A Preferred Stock filed on January 9, 2002. Holders of the Company's Series A Preferred Stock have the right to convert such stock into shares of the Company's common stock at any time after July 9, 2002 at a one-to-one ratio.

The shares of preferred stock have a liquidation preference of $3.60 per share, which increases at a rate of 6% per annum. Each share of preferred stock may be converted to common stock at an initial rate of one share of common stock for each $3.60 of liquidation preference. Because of the 6% accretion factor, each share of preferred stock may be converted into greater than one share of common stock. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, or other similar event.

As of March 31, 2002, preferred shareholders had converted a total of 845,436 shares of preferred stock into 1,435,465 shares of common stock.

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



Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

Year Ended March 31, 2002:

                                              Media/        Products and
                                            Advertising       Services           Total
                                            -----------       --------           -----
Net sales                                    $21,859         $11,337            33,196
Gross profit                                  21,298           4,978            26,276


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on July 3, 2002.

                                          eUNIVERSE, INC.


                                          By       /s/ BRAD D. GREENSPAN
                                              ................................
                                                      Brad D. Greenspan
                                              Chairman of the Board of Directors
                                                   Chief Executive Officer

         Under the requirements of the Securities Act of 1934, this Form 10-K/A has been signed on July 3, 2002 by the following persons on behalf of the Registrant in the capacities indicated.

By      /s/ JOSEPH L. VARRAVETO
    ................................
          Joseph L. Varraveto
        Chief Financial Officer
   (principal financial officer and
     principal accounting officer)


By       /s/ BRAD D. GREENSPAN
    ................................
           Brad D. Greenspan
   Chairman of the Board of Directors
     (principal executive officer)


By        /s/ BRETT C. BREWER
    ................................
            Brett C. Brewer
               Director

By         /s/ DANIEL L. MOSHER
    ................................
            Daniel L. Mosher
               Director

By         /s/ THOMAS GEWECKE
    ................................
             Thomas Gewecke
               Director

By         /s/ JEFF LAPIN
    ................................
              Jeff Lapin
               Director

                                INDEX TO EXHIBITS

Exhibit
Number           Exhibit Title/Description
-------          --------------------------

3.01 --    Articles of Incorporation of eUniverse.(1)
3.02 -- Amendment to Articles of Incorporation of eUniverse regarding change of name.(1)
3.03 -- Certificate of Amendment of Articles of Incorporation regarding issuance of Preferred Stock.(1)
3.04 --    Bylaws of eUniverse.(1)
3.05 --    Amendment to Bylaws.(1)
3.06 -- Designation of Preferred Stock of Motorcycle Centers of America, Inc. dated April 7, 1999, as filed with the Secretary of the State of Nevada, which defines the rights and preferences of the Preferred Stock of eUniverse.(1)
3.06.01 First Amendment to Designation of Stock of eUniverse, Inc. f/k/a Motorcycle Centers of America, Inc. and First Amended and Restated Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated as of February 2, 2000.(6)
3.06.02 Certificate of Correction of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated as of December 27, 2001.(18)
3.06.03 Second Amendment to Designation of Stock of eUniverse, Inc. f/k/a Motorcycle Centers of America, Inc. and Second Amended and Restated Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated as of January 4, 2000.(18)
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

(18) Incorporated by reference to eUniverse's Form 10-K filed on July 1, 2002.