Form 10-Q
period 2002-06-30
EUNIVERSE INC
filed 2002-08-14
CIK 1088244

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                         Commission file number: 0-26355

                                 eUNIVERSE, INC.

             (Exact name of registrant as specified in its charter)

                  NEVADA                               06-1556248
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

      6060 CENTER DRIVE, SUITE #300
         LOS ANGELES, CALIFORNIA                         90045
(Address of principal executive offices)               (Zip Code)

                                  310-215-1001
              (Registrant's telephone number, including area code)

          Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

          As of July 31, 2002, there were 24,268,034 shares of eUniverse, Inc. common stock outstanding.

                                 eUNIVERSE, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX




PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (Unaudited).................................3

         Consolidated Balance Sheets, June 30, 2002 and March 31, 2002.......3

         Consolidated Statements of Operations, for the three
         months ended June 30, 2002 and 2001.................................4

         Statements of Cash Flows, for the three months ended
         June 30, 2002 and 2001 .............................................5

         Notes to Financial Statements ......................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION .............................13

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......17

PART II - OTHER INFORMATION

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ......................17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        eUNIVERSE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                           June 30,        March 31,
                                                                             2002            2002
                                                                        ------------    -------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents ......................................   $  7,283,561    $  8,007,784
      Accounts receivable, net of allowances for
        doubtful accounts of $487,239 and $452,239, respectively ....      5,083,140       5,022,745
      Inventory .....................................................        331,983               -
      Prepaid expenses ..............................................      1,736,084       1,488,069
      Deferred charges and other current assets .....................        531,900         551,100
                                                                        ------------    ------------
                                                Total Current Assets      14,966,668      15,069,698

RESTRICTED CASH .....................................................      1,281,000

FURNITURE AND EQUIPMENT, less accumulated depreciation
     of $705,942 and $563,120, respectively .........................      2,472,578       2,293,836


GOODWILL, net of amortization of $545,769
     and $545,769 respectively ......................................     12,332,575      12,298,241
OTHER INTANGIBLES, net of amortization of $864,857 and $649,803
    respectively ....................................................      4,587,362       4,576,249
Deferred charges ....................................................         59,146         197,222
Deposits and other assets ...........................................        444,237         142,407
                                                                        ------------    ------------
                                 TOTAL ASSETS                           $ 36,143,566    $ 34,577,653
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable ...............................................   $  1,983,373    $  2,253,811
     Accrued expenses ...............................................      4,736,420       4,153,122
     Deferred Revenue ...............................................        484,763       1,033,698
     Notes payable ..................................................      2,718,125       3,010,918
     Current maturities of notes payable, affiliates ................        321,193         393,672
     Capitalizable lease obligations, current .......................        509,950          28,028
                                                                        ------------    ------------
                                            Total Current Liabilities     10,753,824      10,873,250
                                                                        ------------    ------------


LONG-TERM DEBT ......................................................        636,210       1,370,404
LONG-TERM DEBT AFFILIATES, LESS CURRENT MATURITIES ..................        527,715       1,657,781
CAPITALIZED LEASE OBLIGATIONS .......................................        537,525               -

SHAREHOLDERS' EQUITY
     Preferred stock, $.10 par value; 40,000,000 shares
        authorized;  2,872,665 and 2,872,665 shares
          issued and outstanding, respectively ......................        287,267         287,267
     Common stock, $.001 par value; 250,000,000 shares authorized;
       23,833,586 and 23,542,219 issued and outstanding, respectively         23,834          23,542
     Treasury stock .................................................        (36,000)        (36,000)
     Additional paid-in capital .....................................     69,497,137      68,978,054
     Deferred stock compensation cost ...............................       (211,874)       (211,874)
     Retained deficit ...............................................    (45,872,072)    (48,364,771)
                                                                        ------------    ------------
                                           Total Shareholders' Equity     23,688,292      20,676,219
                                                                        ------------    ------------

     TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY ....................   $ 36,143,566    $ 34,577,653
                                                                        ============    ============

The accompanying notes are an integral part of these financial statements.

                        eUNIVERSE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended
                                                                  June 30,
                                                             2002          2001
                                                         --------------------------
REVENUE .............................................   $11,411,773    $ 5,049,613

COST OF GOODS SOLD ..................................     2,984,272        204,194

GROSS PROFIT ........................................     8,427,502      4,845,419

OPERATING EXPENSES:

    Marketing and sales .............................     1,418,765      1,806,601

    Product development .............................     2,088,773      1,039,255

    General and administrative ......................     2,844,509      1,482,671
    Amortization of goodwill
     and other intangibles ..........................       187,457              -
                                                        -----------    -----------

TOTAL OPERATING EXPENSES ............................     6,539,504      4,328,527
                                                        -----------    -----------

                                    OPERATING INCOME      1,887,997        516,892

NONOPERATING INCOME (EXPENSE)
    Interest income .................................        10,405            148
    Interest and other financing expense ............      (154,885)      (122,132)
    Cancellation of stock options ...................      (452,000)
    Other gains and losses ..........................       (24,000)             -
                                                        -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     1,267,517        394,908

INCOME TAXES ........................................             -              -
                                                        -----------    -----------

                    INCOME FROM CONTINUING OPERATIONS   $ 1,267,517    $   394,908
                                                        -----------    -----------

DISCONTINUED OPERATIONS:
    Loss from operations discontinued segment
     (net of applicable income taxes of $0) .........       (43,818)             -

EXTRAORDINARY GAIN ..................................     1,269,000              -
                                                        -----------    -----------

                                           NET INCOME   $ 2,492,699    $   394,908
                                                        ===========    ===========

Continuing operations earnings per common share .....   $      0.05    $      0.02
Discontinued operations earnings per common share ...   $         -    $         -
Extraordinary gain per common share .................   $      0.06
                                                        -----------    -----------
Basic earnings per common share .....................   $      0.11    $      0.02
                                                        -----------    -----------
Diluted earnings per common share ...................   $      0.08    $      0.01
                                                        -----------    -----------

Basic weighted average common
 shares outstanding .................................    23,609,260     18,933,081
                                                        -----------    -----------
Shares outstanding for diluted earnings per share ...    32,199,797     30,981,323
                                                        -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                        eUNIVERSE, INC. AND SUBSIDIARIES

                            Statements of Cash flows
                                   (Unaudited)

                                                                     Three Months Ended June 30,
                                                                     ---------------------------
                                                                         2002           2001
                                                                     ---------------------------
OPERATING ACTIVITIES
    Net income ...................................................   $ 2,492,699    $   394,908

    Transactions not requiring cash:
       Depreciation ..............................................       142,821        106,539
       Amortization ..............................................       187,457              -
       Loss from discontinued operations .........................        43,818              -
      Extraordinary Gain from retirement of debt .................    (1,269,000)             -
       Bad Debts .................................................        35,000        291,694
       Loss on write-off of investment ...........................             -              -
       Stock and warrants granted to
           outside consultants and affiliates ....................            60        169,452
    Changes in current assets ....................................      (585,083)      (884,805)
    Changes in current liabilities ...............................      (236,076)       354,596
    Others .......................................................       (36,398)       (81,144)
                                                                     ---------------------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES       775,298        351,240
                                                                     ---------------------------

INVESTING ACTIVITIES
    Proceeds through acquisitions ................................             -              -
    Payment for investment .......................................      (250,000)             -
    Proceeds through reverse acquisition .........................             -              -
    Proceeds through sale of assets ..............................             -              -
    Changes in other assets ......................................             -              -
    Purchases of fixed assets ....................................      (321,563)       (68,923)
    Purchases of intangible assets ...............................      (243,163)      (400,000)
                                                                     ---------------------------
                             NET CASH USED IN INVESTING ACTIVITIES      (814,726)      (468,923)
                                                                     ---------------------------

FINANCING ACTIVITIES
    Repayment of short term notes ................................        (7,137)             -
    Proceeds from capitalized lease obligations ..................     1,100,000
    Repayment of long term notes .................................      (496,657)
    Increase in non-current restricted cash in connection
        with lease obligations....................................    (1,281,000)
    Advance to investor ..........................................             -       (100,000)
                                                                     ---------------------------
                             NET CASH USED IN FINANCING ACTIVITIES      (684,794)      (100,000)
                                                                     ---------------------------

CHANGE IN CASH AND CASH EQUIVALENTS ..............................      (724,222)      (217,683)
Cash and cash equivalents,
 beginning of period .............................................     8,007,784        218,841
                                                                     ---------------------------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD .............................................     7,283,561    $     1,159
                                                                     ===========================

CASH PAID DURING THE YEAR FOR:
    Interest Expense .............................................   $    37,829    $          -
                                                                     ===========================
    Income taxes .................................................   $         -    $          -
                                                                     ===========================

   The accompanying notes are an integral part of these financial statements.

                        eUNIVERSE, INC. AND SUBSIDIARIES

                            Statements of Cash flows
                                   (Unaudited)

                                                                            Quarter Ended June 30,
                                                                         ---------------------------
                                                                              2002         2001
                                                                         ---------------------------
OTHER NON-CASH FINANCIAL ACTIVITIES

Stock issued in connection with acquisitions:
     Acquisition Gamer's Alliance ......................................         -       403,576
     Acquisition of ratedfun.com .......................................         -        18,750
Stock issued to employees, 7,992 and 16,653 shares respectively ........         -        25,000
Warrants issued in connection with services
  Performed and to be performed(1) .....................................         -       473,359
Shares cancelled in payment of amounts due from employees ..............         -       (34,000)
Shares issued to Isosceles(2) ..........................................         -       212,500
Non-cash retirement of debt to developers of JustSayWow and Send4Fun (3)   1,260,290         -
Shares issued to Saggi Capital in connection with payment of note (4)...     450,000         -

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

(3) During the quarter ended June 30, 2002, the Company entered into a settlement agreement to retire notes due of $1,663,319 for a cash payment of $403,029 resulting in an extraordinary gain.

(4) Saggi Capital expressed its intention to exercise its conversion rights to a $450,000 note and related accrued interest prior to June 30, 2002. The Company will issue 233,430 shares of Company common stock pursuant to this agreement, and the amounts are reflected as equity for the period ended June 30, 2002.

   The accompanying notes are an integral part of these financial statements.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001


(1) ORGANIZATION AND LINE OF BUSINESS

eUniverse, Inc. (the "Company") is a Nevada Corporation engaged in developing and operating a network of Web sites providing entertainment-oriented content and certain proprietary products and services. During the reporting period, the Company had two primary reporting segments: (1) Media/Advertising, and (2) Products and Services. The Company conducts operations from facilities located in Los Angeles, CA; New York, NY and Mount Vernon, WA. The financial statements being presented include the accounts of eUniverse, Inc. and its wholly owned subsidiaries. Prior to fiscal year 2002, the Company engaged in sales of audio CDs, videotapes (VHS), and digital videodisks ("DVDs") over the Internet. This business was discontinued in October 2000. All significant inter-company transactions and balances have been eliminated in consolidation.

(2) ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with United States generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-K for the year ended March 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

REVENUE RECOGNITION

The Company recognizes service revenue upon fulfillment and delivery of customer's advertising. Additionally, the Company derives revenue from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned.

The Company also earns revenue from services and electronic commerce transactions, including sales of products and services. Service revenue includes fees from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Service revenue also includes fees from the sale of non-refundable dating credits, which are recognized at the time of purchase. These credits are utilized in the Company's dating service. Electronic commerce transactions include, but are not limited to, sales of laser and inkjet printer supplies. For these transactions, the Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. Fulfillment for these products is outsourced to an independent third party.

Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid. During the quarters ended June 30, 2002 and 2001, the Company recorded $188,000 and $325,000 as bartered advertising revenue, respectively.

INVENTORY

Inventory is composed of inkjet and laser printer cartridges and various consumer merchandise, primarily digital cameras and other electronic products. Inventories are held by unrelated third parties who operate the Company's order fulfillment. Inkjet and laser printer cartridge inventory is purchased and title is transferred to the Company automatically as orders are accepted from customers. All other inventories are purchased from suppliers and title transferred upon receipt of goods.

INTANGIBLE ASSETS

Intangible assets consist of goodwill, customer lists, and domain names. Excess cost over the fair value of net assets acquired (or goodwill) was amortized on a straight-line basis over 5 years effective January 1, 2001. These assets will be assessed for impairment annually or upon an adverse change in operations and are being amortized on a straight-line basis over a period of 2 to 5 years. Through December 31, 2000 goodwill and domain names were amortized over 10 years. Effective April 1, 2001, the Company adopted SFAS 141 and SFAS 142. Should events or circumstances occur subsequent to the acquisition of a business, which bring into question the realization or impairment of the related goodwill, the company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and future operating income of that specified group of assets and expected undiscounted cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by discounted future cash flows.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001


ADVERTISING COSTS

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the three months ended June 30, 2002 and 2001 advertising expense from continuing operations amounted to $338,808 and $426,067, respectively. The Company had no direct-response advertising during the periods presented.

(3) MAJOR CUSTOMERS

In the quarter ended June 30, 2002, approximately 13% of the Company's revenues resulted from five customers ranging from 2% to 3% of revenues each. In the quarter ended June 30, 2001, approximately 52% of revenues were generated from the top five customers.

(4) AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

The net carrying value of goodwill and other intangibles recorded through acquisitions is $16,919,937 and $16,874,490 as of June 30, 2002 and March 31, 2002, respectively. Effective April 1, 2001, the Company adopted SFAS141 and SFAS142. These assets will be assessed for impairment at least annually or upon an adverse change in operations. The assets were amortized on a straight-line basis over five years effective beginning January 1, 2001. Intangibles purchased since that time are being amortized on a straight-line basis over two to five years. Prior to that date, the Company amortized goodwill and other intangibles on a straight-line basis over ten years. The Company evaluated the reduction in goodwill amortization periods based on management's assessment of future cash flows and the practice of other firms in the Internet industry. Since March 31, 2002, the Company has not noted any material adverse events that could cause an impairment of the net carrying value of goodwill or other intangible assets as of June 30, 2002.

The following are the goodwill and other intangible assets that will no longer be amortized:

                                        June 30,              March 31,
                                     -----------------------------------
                                          2002                  2002
                                     -----------------------------------
Intangible Assets                     $ 1,473,302           $ 1,473,302
Goodwill                               12,332,575            12,298,241
                                     -----------------------------------
Total                                 $13,805,877           $13,771,543


(5) FIXED ASSETS

Fixed assets, at cost, consist of the following:

                                            June 30,        March 31,
                                        ------------------------------
                                              2002            2002
                                        ------------------------------
Furniture and fixtures                       $26,593         $26,593
Computers and equipment                    2,885,524       2,568,297
Leasehold improvements                         4,336               -
Purchased software                           262,067         262,067
                                        ------------------------------
                                           3,178,520       2,856,957
Less: accumulated depreciation              (705,942)       (563,120)
                                        ------------------------------
Fixed assets, Net                         $2,472,578      $2,293,836
                                        ==============================

Accumulated amortization of purchased software as of June 30, 2002 and March 31, 2002 is $120,494 and $109,658, respectively.

Depreciation expense for the reporting periods was as follows:

                                                 Three Months Ended
                                                      June 30,
                                                  2002       2001
                                                 ------     ------
Depreciation expense..........................  $142,821   $106,539

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001



(6) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the short-term portion of the fair value of warrants or options issued or cash payments made in advance for marketing or other services to be rendered as follows:

                                                       June 30,     March 31,
                                                    --------------------------
                                                         2002          2002
                                                    --------------------------
Co-marketing agreement shares                        $  284,498    $  326,700
Prepaid eGames advance                                  285,000       300,000
Prepaid marketing expenses                              349,293       107,142
Prepaid investment banking expenses                           -        23,333
Prepaid investor relations expenses                       7,742         9,677
Prepaid licensing agreements                            194,146       242,521
Prepaid insurance, advances & other                     155,406       141,604
Prepaid inventory                                             -       337,092
Deposit for contingent acquisition(1)                   460,000             -
                                                    --------------------------
                                                     $1,736,084    $1,488,069
                                                    ==========================

(1) Returned on July 3, 2002.


(7) DEFERRED CHARGES

Deferred charges consist of the short-term portion of the unamortized fair value of warrants or options issued principally in connection with the securing of financing and investor relations services. Options issued to advertising affiliates for continued online advertising services are also included. All such options and warrants have been valued using the Black-Scholes method option pricing model (see also Note 13 - Warrants).

                                                  June 30,     March 31,
                                                -------------------------
                                                    2002         2002
                                                -------------------------
Warrants:
Granted for investor relations services           $383,367     $ 492,718
Granted for Web site development services          207,679       255,604
                                                -------------------------
                                                   591,046       748,322
Less: Non-current portion

Granted for investor relations services            (43,170)     (133,321)
Granted for Web site development services          (15,976)      (63,901)
                                                -------------------------
Non-current portion                                (59,146)     (197,222)
                                                -------------------------
   Total                                          $531,900     $ 551,100
                                                =========================


(8) NOTES PAYABLE

Notes payable consist of the following:

                                                   June 30,       March 31,
                                                -----------------------------
                                                     2002            2002
                                                -----------------------------
Notes payable:
      550 Digital Media Ventures (Sony) (1)        $2,289,763     $2,289,764
      FunBug                                           80,000         80,000
      Funny Greetings - Affiliate                     393,672        393,672
      Saggi Capital (2)                                     -        450,000
      SFX Entertainment, Inc. (3)                     328,362        313,626
                                                -----------------------------
                                                    3,091,797      3,527,062
      Less: discount on notes                         (52,479)      (122,472)
                                                -----------------------------
                                                   $3,039,318     $3,404,590
                                                =============================

1. Due to Sony subsidiary 550 Digital Media Ventures on March 31, 2003. The note is convertible to common or preferred stock subject to certain conditions and is collateralized by a blanket lien on the assets of the Company. The note accrues interest at the prime rate plus 2%.

2. On August 13, 2001, Saggi Capital purchased the $450,000 note from Videogame Partners. The note was payable in stock on June 12, 2002 and accrued interest at 8%. Saggi Capital expressed its intention to exercise its conversion rights pursuant to the agreement prior to June 30,2002. As a result, the Company will issue to Saggi 233,430 shares of Company common stock for the principal and related accrued interest. The conversion of the note and accrued interest have been reflected as converted into equity for the period ended June 30,2002.

3. In January 2002, the payment terms of this note were extended to January 1, 2004 from August 26, 2002. The note is collateralized by 2,600,000 shares of common stock owned by Brad D. Greenspan. Principal and interest payments are quarterly over the life of the note with an effective interest rate of 18.51%.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001


(9) LONG TERM DEBT

Long Term Debt - Affiliates and Other consist of the following:

INSERT 6

                                           June 30,        March 31,
                                         ---------------------------
                                            2002             2002
                                         ---------------------------
Long term debt:
      Deb'sFunPages - Affiliate (1)          287,336        287,336
      FunBug                                 120,000        120,000
      FunnyGreetings - Affiliate (2)         240,379        353,493
      FunPageLand (1)                        112,863        112,863
      JustSayWow (1) (3)                           -        951,313
      Send4Fun (1) (3)                             -        712,006
      SFX                                    403,347        491,174
                                         ---------------------------
                                          $1,163,925     $3,028,185
                                         ===========================


1. As of March 1, 2001 the Company entered into settlements of amounts due pursuant to agreements and promissory notes with certain existing employees that had developed Web sites as listed above and related content for the Company. Obligations were settled by entering into promissory notes having a term of 30 months and with the entire principal due on September 1, 2003. Interest accrues at 8% with payments of interest only payable at different dates for the various notes through September 2003. The note holders have the right at any time to convert the unpaid balance of the note into shares of unregistered, restricted common stock of the Company at $6 per share.

2. In July 2001, the Company amended its agreement with an employee for the purchase of Funnygreetings.com. Under the prior agreement, the Company was obligated to pay $2,000,000. Under the new agreement, the Company reduced the obligation to $1,200,000 less $86,000 already received by the seller. The Company made an additional payment of $129,814 in connection with Company financing which closed October 23, 2001 with 550 Digital Media Ventures as previously reported. The remaining balance of $984,146 shall be payable in thirty monthly installments subject to certain advertising revenues being achieved on the Funnygreetings.com web site. In the event revenue performance is not achieved in a given month, the monthly payment is reduced to $20,000. The total current portion of this debt is $393,672. The remaining long term portion of this note is $240,379.

3. In June 2002, the Company recognized an extraordinary gain from the early retirement of the principal and related accrued interest. This retirement of debt resulted in the Company recognizing an extraordinary gain of $1.269 million.


(10) CAPITALIZED LEASE OBLIGATION

On May 3, 2002, the Company entered into a 24 month master lease and security agreement to borrow $1.1 million from Transamerica Equipment Financial Services Corporation for the sales leaseback of certain equipment necessary to run the eUniverse network of Web sites. The lease rate excluding applicable sales taxes is $52,525 per month and is secured by an $825,000 letter of credit, or 75% of the principal due at the origination of the lease.

(11) ACCRUED EXPENSES

                                                   June 30,          March 31,
                                               -------------------------------
                                                    2002              2002
                                               -------------------------------
Accrued professional services                    $  891,722        $  757,430
Accrued compensation                                818,613           868,613
Accrued royalties                                   489,130           487,130
Accrued interest                                    475,438           486,312
Accrued acquisition payments                        331,734           397,558
Accrued affiliate payments                          173,502           212,345
Accrued marketing                                         -            58,250
Accrued payments for retirement of options          452,898                 -
Other accrued expenses                            1,103,383           885,484

                                               -------------------------------
        Total                                    $4,736,420        $4,153,122
                                               ===============================

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001


(12) COMMITMENTS AND CONTINGENCIES

     a) The Company leases various facilities under non-cancelable operating lease agreements that expire within the next five years. Future minimum lease payments under these non-cancelable operating leases are as follows:

                                 June 30,
                                   2002
                               ------------
    2003                        $  823,959
    2004                           857,026
    2005                           811,150
    2006                           583,578
    2007                            48,750
                               ------------
         Total                  $3,124,463
                               ============


On May 6, 2002, the Company entered into an agreement to sublease additional office space for its new headquarters in Los Angeles, CA. The agreement expires May 6, 2006. The rental rate is $44,613 per month with 3% annual escalation through the expiration date.

Rent expense from continuing operations for the reporting periods were as follows:

                                               Three Months Ended
                                                    June 30,
                                                 2002      2001
                                                ------    ------
Rent expense................................   $253,934  $113,851

As previously disclosed, on July 6, 2001, Adolph Komorsky Investments, Inc. ("AKI"), an Illinois corporation with its principal place of business in Tarrytown, New York, filed a complaint against the Company in the Supreme Court of the State of New York, County of Westchester. AKI alleges that the Company breached a consulting agreement with AKI by failing and refusing to pay AKI cash and warrant consideration called for under the agreement. The Company denies AKI's allegations and has asserted defenses to the claims including the failure of AKI to perform its obligations under the consulting agreement, which the Company formally terminated on June 29, 2001, approximately 45 days after the effective date of the agreement. There have been no material developments in this matter since the Company's last filing.

The company entered into certain revenue sharing arrangements during the year. Expense related to these agreements were $249,230 for the current year with approximately $180,000 owed as of June 30, 2002.

(13) EQUITY COMPENSATION PLAN

STOCK OPTIONS:

Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 9,000,000 shares of common stock have been reserved for issuance under the Plan. Typically, options granted under the plan will vest ratably over 3 years with 1/3 vesting after 12 months and the remaining vesting in 1/12 increments each 3 months thereafter. During the quarter ended June 30, 2002, the Company issued 93,720 shares with exercise prices ranging from $4.27 to $5.41. As of June 30, 2002, 7,846,951 options were outstanding at a weighted average price of $3.52 and 3,161,996 were exercisable at a weighted average price of $4.57.

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

On July 12, 2002, the Company agreed to pay approximately $452,000 to various stock option holders in exchange for the cancellation of approximately 700,000 options. (See Note 15 -Subsequent Events).

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

WARRANTS:

The Company has granted warrants to purchase common stock in connection with debt and services.

Warrants outstanding and exercisable as of June 30, 2002 were 2,087,679; with exercise prices ranging from $1.00 to $6.00 per share.

(14) SEGMENT INFORMATION

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

Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

Three Months Ended June 30, 2002:

                                    Media/       Products and
                                 Advertising       Services         Total
                                 -----------       --------         -----
Net sales                           5,747           5,665           11,412

Gross profit                        5,760           2,668            8,428


(15) SUBSEQUENT EVENTS

Subsequent to June 30, 2002:

     o On July 12, 2002, the Company entered into an agreement to cancel options granted to certain option holders. Approximately 700,000 options were cancelled with a non-recurring continuing operations charge of approximately $452,000.

     o On July 3, 2002, the Company was refunded a deposit of $460,000 in connection with a possible acquisition that was not consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for the current quarter reflect the consolidated operations of eUniverse, Case's Ladder (effective from May 30, 1999), VIZX Corporation (effective from November 20, 2001), eCommerce Transactions (effective from June 12, 2001), Indimi LLC (effective from July 13, 2001), North Plains LLC (effective from May 13, 2001), and Ultra Conversions, LLC (effective from May 15, 2002). Results for the comparable period in 2001 include only those of eUniverse, Case's Ladder, and Gamer's Alliance. Gamer's Alliance ceased operations during the quarter ended June 2001.

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

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2002 ("Current Quarter") VS. QUARTER ENDED JUNE 30, 2001

NET REVENUES

In the quarter ended June 30, 2002 ("current quarter"), approximately 50% of the Company's revenues were derived from paid third party advertising and the remaining 50% of revenue coming from the Products and Services segment, which was launched in June, 2001. During the quarter ended June 30, 2001, 100% of the Company's revenues from continuing operations were derived from paid third party advertising. The Company is continuing to pursue its strategy of diversifying its revenues by introducing and enhancing various proprietary products and services. Management of the Company believes that the percentage of revenue generated from the Products and Services segment will continue to increase and that this segment will eventually become the dominant revenue driver of the Company.

Products and Services segment revenues are derived primarily from subscriptions, merchandise sales and fees charged for activity based games and other items. The Company's third party advertising commitments range from one week to three months with revenue derived from Cost Per Click (CPC), Cost Per Impressions
(CPM) and Cost Per Acquisition (CPA) agreements with its customers.

Services revenues include fees from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Service revenues also include fees from the sale of non-refundable dating credits, which are recognized at the time of purchase. These credits are utilized in the Company's dating service. The Company launched an online dating site called Cupid Junction in June 2001 as a first step in diversifying the revenue base beyond advertisement. Cupid Junction sells packages of credits to use to contact desired members. Electronic commerce transactions include product sales for items such as laser and inkjet printer supplies. For these transactions, the Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. Product fulfillment is outsourced to an independent third parties.

Revenues from barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid.

We recognize as revenues the amount paid to us upon the delivery and fulfillment of advertising, provided that the collection of the resulting receivable is probable.

                            Three Months Ended June 30,
                            ----------------------------
                            2002        2001    % CHANGE
                            ----        ----    --------
                              (IN THOUSANDS)
Revenues:
   Media/advertising       $ 5,747     $5,050       14%
   Products and services   $ 5,664     $    0       NA

      Total Revenues       $11,411     $5,050      126%

For the quarter ended June 30, 2002, total revenue increased 126% to $11.4 million, up from $5.1 million reported the same quarter in 2001. The increase is due primarily to the introduction of the Products and Services segment which contributed 89% of the overall increase in revenues of $6.4 million. The revenues produced from this segment were primarily from recurrent transaction products (e.g. ink jet cartridges), subscription-based services (e.g. dating, fitness, premium memberships) and the sale of impulse merchandise. The Company plans to continue to add to and upgrade its product and service offerings during fiscal year 2003.

Revenues from Media and Advertising increased approximately 14% to $5.7 million due primarily to an increase in available advertising space, from newly launched and acquired sites, and an increase in the overall yield from available advertising inventory.

The Company expects that revenue from the Products and Services segment will continue to increase as percentage of overall revenues during fiscal year 2003. Management plans to continue to allocate a greater percentage of available advertising inventory to promote proprietary Company products and services. Consequently, revenue growth from Media/Advertising may slow considerably during fiscal year 2003.

Revenue also includes barter and non-cash advertising where we exchange advertising on our sites for similarly valued online advertising or other services. The barter value was $188,000, or 1.6% of total revenue, for the current quarter. The Company's barter and non-cash advertising constituted $325,000, or 6.4% of total revenue, in the quarter ended June 30, 2001. The Company typically uses barter transactions to test prospective media/advertising purchases or sales campaigns.

OPERATING COSTS

Our operating costs were as follows for the years indicated (dollars in thousands):

                                      Three Months Ended June 30,
                                      ---------------------------
                                      2002      2001    % Change
                                      ----      ----    --------
                                       (IN THOUSANDS)
Operating costs:
 Cost of revenues .................   $2,984   $  204    1363%
 Sales and marketing ..............   $1,419   $1,807     (21%)
 Product development ..............   $2,089   $1,039     101%
 General and administrative .......   $2,845   $1,483      92%
 Amortization of goodwill and other
  intangibles, stock compensation
  and other .......................   $  187   $    0      NM
                                      ------   -----      ----
Total Operating Costs .............   $9,524   $4,533     110%
                                      ======   ======     ====

COST OF REVENUES

Cost of revenues consists primarily of the cost of products for the commerce offerings within the Products and Services segment, and fees paid to third parties for media properties, license arrangements, ad sharing revenue arrangements for content and other service providers. During the current quarter, cost of revenues increased 1363% to $3.0 million, or 26% of total revenues from $204,000, or 4% of total revenues in fiscal year 2001. The $2.8 million increase in cost was due to costs of the Products and Services segment of $3.0 million compared to $0 the prior year, partially offset by a decrease in media/advertising affiliate costs of $0.2 million.

The Company expects cost of revenues to continue to increase as a percentage of overall revenues as the Products and Services segment continues its rapid growth. Cost of revenues may increase to as much as 30% to 35% of overall revenues during fiscal year 2003.

SALES AND MARKETING

Sales and marketing costs consist primarily of promotional and advertising costs, personnel costs, commissions, agency and consulting fees, and allocated overhead for facilities and other costs. The Company has a direct sales force that sells our inventory of advertisements to advertisers and advertising agencies.

Sales and marketing costs decreased by 21% to $1.4 million, or 12% of total revenues, for the current quarter, from $1.8 million, or 36% of total revenues, for the comparable quarter last year. The $388,000 decrease was primarily due to a reduction in bad debt expense ($257,000); the termination of certain Web site development revenue-sharing contracts during the fiscal year 2002 and other sales commissions costs ($148,000); and other advertising/promotion costs ($121,000). These decreases were partially offset by increases in facilities costs of $63,000; marketing consulting costs of $52,000; and compensation and other costs of $23,000.

Advertising/Promotion expense for the current period was $339,000 of which $188,000 was barter expense. In the prior year, advertising/promotion expense was $460,000, which included $325,000 of barter expense. The remaining advertising/promotion expense was primarily due to the amortization of warrants associated with certain marketing agreements.

During fiscal year 2003, we plan to expand our direct sales, marketing and customer care teams to increase customer retention and drive new revenue growth. The core strategy of the Company is to develop a longer-term relationship with its customers and enhance the lifetime value of each consumer and advertiser relationship. The Company expects that sales and marketing costs will increase in absolute terms but should continue to decline as a percentage of overall revenue.

PRODUCT DEVELOPMENT

Product development expenses consist of payroll and related expenses, Web hosting, consulting services and allocated overhead costs for the following: (1) developing and maintaining the Company's Web sites, (2) developing and maintaining key proprietary technology, and (3) developing proprietary products and services.

Product and development costs increased by 101% to $2.1 million, or 18% of total revenues, for the current quarter, from $1.0 million, or 21% of total revenues, for the comparable quarter last year. The $1.05 million increase is primarily a result of growth in salaries and related and Internet expenses due to our rapid expansion in network traffic, Web site development and product and service development.

Specific increases for the year over the same period last year include payroll and related of $542,000; facilities and Internet fees of $295,000; and consulting expenses of $181,000.

Management anticipates that product development costs related to compensation and consulting services will continue to increase in absolute terms as the Company launches new and enhances existing product and service offerings. Internet costs are expected to increase commensurately with overall traffic and revenue growth. During fiscal year 2003 the Company expects product development costs to stay relatively flat, or to decline slightly as a percentage of revenues.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist of payroll and related expenses for executive, finance, legal, human resources and administrative personnel; recruiting; outside legal and other professional fees; and other general corporate expenses.

General and administrative costs increased by 92% to $2.8 million, or 25% of total revenues, for the current quarter, from $1.5 million, or 29% of total revenues, for fiscal year 2001. The $1.3 million increase was due primarily to growth in the number of management, legal and finance personnel, expansion of facilities and computer systems, and an increase in legal and accounting services to support the growth of our operations and infrastructure.

Specific increases for the current quarter over the same period last year include the following: payroll and related of $603,000; credit card transaction fees of $286,000; legal, consulting and accounting services of $190,000; royalties and license fees of $109,000; and office, depreciation and facility expense increases of $104,000.

For fiscal year 2003, the Company anticipates that general and administrative costs will decline as a percentage of revenues as the business obtains further economies of scale in this area.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted FAS141 and FAS142 effective April 1, 2001. In accordance with the new accounting standards the Company will evaluate the purchased goodwill and other intangible amounts for potential impairment on an at least an annual basis or upon the occurrence of a material adverse event in accordance with FAS141 and FAS142. Amortization of acquisition-related intangible assets for the quarter ending June 30, 2002 reflects the stock acquisitions of Infobeat and VIZX and the asset acquisitions of FunnyGreetings, SpreadingJoy, FunOne, Send4Fun and other Web sites and certain customer name lists.

INTEREST AND OTHER INCOME, NET AND OTHER NON-OPERATING EXPENSE

                                                    Three Months Ended June 30,
                                                ----------------------------------
                                                  2002          2001      % Change
                                                --------      --------    --------
                                                    (IN THOUSANDS)
Interest income                                  $   10        $   0          NM
Interest and other financing expenses            $ (155)       $(124)         25%
Non-recurring cancellation of stock options      $ (452)       $   0          NM
Other gains and losses                           $  (24)       $   0          NM
Extraordinary gain from retirement of debt       $1,269        $   0          NM

Interest and financing expense increased 25% to $155,000 for the current quarter from $124,000 the same period in 2001. The expense includes interest on the 550 Digital Media Ventures (Sony), SFX, Saggi Capital notes, notes to certain Web site developers, and capitalized lease obligations to Transamerica Equipment Finance.

The Company recognized a non-recurring expense for payments of approximately $452,000 to various stock option holders subsequent to June 30, 2002 for the cancellation of approximately 700,000 options. During the current quarter, the Company entered an agreement for the early retirement of approximately $1.7 million of long-term notes payable, resulting in an extraordinary gain of $1,269,000.

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

NET INCOME

                                     Three Months Ended June 30,
                                 -------------------------------------
                                   2002            2001       % Change
                                 --------       ---------     --------
                                     (IN THOUSANDS)
Net Income (Loss)                 $2,492           $395          NM

For the quarter ended June 30, 2002, the Company reported net income of $2,492,000 compared to $395,000 for the same period in 2002. In the current quarter net income of $2,493,000 included an extraordinary gain of $1,269,000. Net income from continuing operations was $1,224,000, compared to net income in the prior year of $395,000. The increase in net income was due primarily to the growth in the Company's overall revenues and from investments made during fiscal year 2002 to improve operating efficiencies. During fiscal year 2002, the Company introduced its Product and Services segment, which contributed approximately 50% of overall revenues to the current quarter. Additionally, operating expenses declined significantly as a percentage of revenue to 57% in the current quarter from 86% in the comparable quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Since its inception in April 14, 1999, the Company has satisfied its cash requirements from a combination of private placements of equity securities, short-term loans and cash flow from operations.

For the current quarter, net cash generated from operating activities was approximately $775,000 compared to $351,000 in the quarter ended June 30, 2001.

During the remainder of fiscal year 2003, the Company intends to continue to invest is staff and technology that may cause net operating cash flows to fluctuate from quarter to quarter. For the full year, the overall positive cash flow trend is expected to continue.

Net operating cash flows for the current quarter consist of $2,493,000 net income; non-cash expenses, including depreciation and amortization of $330,000; discontinued operations expense of $44,000; and an increase in the allowance for uncollectible accounts of $35,000. These sources of operating cash flow were offset by the non-cash extraordinary gain from the retirement of debt for $1,269,000; an increase in deposits related to a possible acquisition for $460,000 returned subsequent to June 30, 2002; a decrease in deferred revenues and other current liabilities of $236,000 and a net increase in inventories and other current assets and other activity of $162,000.

In the quarter ended June 30, 2001, net operating cash flows for the three months ended June 30, 2001 consist of $395,000 net income; non-cash expenses including an increase in the allowance for uncollectible accounts of $292,000; amortization of stock and warrants granted to consultants and affiliates of $169,000; depreciation of $107,000; and a net increase in payables and other current liabilities of $355,000. These increases in operating cash flows were partially offset by an increase in receivables and other assets of $967,000. Net cash used in operating activities for the prior year were due to quarterly net losses, increases in current assets, offset by increases in current liabilities and by non-cash charges for depreciation and amortization.

For the current quarter, net cash used in investing activities was $815,000 compared to $469,000 for the comparable quarter last year. Investing activities included fixed asset purchases of $322,000 to support growth in sales traffic requirements and the number of staff; an investment in the preferred stock of an online advertising company of $250,000; and the purchase of intangible assets of $243,000 primarily related to a license agreement.

Net cash used in investing activities was $469,000 for the quarter ended June 30, 2001. In the three months ended June 30, 2001, $400,000 was used to purchase a database of subscribers; and the remainder for the purchase of computers and other fixed assets.

Net cash used in financing activities was $685,000 in the current quarter. This resulted from the proceeds of a two year capitalized lease obligation of $1.1 million partially offset by a restricted cash requirement of $825,000; additional restricted cash of $456,000 required for the four year operating lease of the Company's primary office in Los Angeles; a loan repayment of $403,000 in connection with the retirement of $1.7 million of debt and other loan repayments of $101,000. In the quarter ended June 30, 2001, net cash used in financing activities of $100,000 was due to an advance made to an investor.

As of June 30, 2002, the Company's principal commitments include obligations for leases amounting to approximately $.9 million annually. These lease commitments expire at various dates through the fiscal year 2007.

At June 30, 2002, the Company had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party or unconsolidated entities.

In the current quarter, the Company entered into a settlement agreement with certain Web site developers to retire approximately $1.7 million of debt and related accrued interest for $403,000 resulting in an non-cash extraordinary gain of $1,269,000. Other non-cash activity included the conversion of $450,000 and related accrued interest into shares of Company common stock.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

eUniverse places its cash and cash equivalents in banks with high quality standards. Cash investments consist of high quality short term investments generally with maturities of 30 days or less that bear immaterial exposure to interest rate fluctuations.


                                     PART II

                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Prior to June 30, 2002, Saggi Capital expressed its intention to convert a $450,000 note and related accrued interest of $39,115 into 233,430 shares of Company common stock. The Company will issue these shares pursuant to the agreement.

On April 30, 2002, the Company issued a Warrant for 10,000 shares of the Company's common stock to Eisenberg Partners LLC at an exercise price of $5.10, exercisable until April 30, 2003, in consideration for investor relations services to be performed by Eisenberg Partners LLC over a one year period.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number           Exhibit Title/Description
-------          --------------------------
3.01 --    Articles of Incorporation of eUniverse.(1)
3.02 --    Amendment to Articles of Incorporation of eUniverse regarding change of name.(1)
3.03 --    Certificate of Amendment of Articles of Incorporation regarding issuance of Preferred Stock.(1)
3.04 --    Bylaws of eUniverse.(1)
3.05 --    Amendment to Bylaws.(1)
3.06 --    Designation of Preferred Stock of Motorcycle Centers of America, Inc.
           dated April 7, 1999, as filed with the Secretary of the State of
           Nevada, which defines the rights and preferences of the Preferred
           Stock of eUniverse.(1)
3.06.01    First Amendment to Designation of Stock of eUniverse, Inc. f/k/a
           Motorcycle Centers of America, Inc. and First Amended and Restated
           Certificate of Designation of Series A 6% Convertible Preferred Stock
           of eUniverse, Inc., dated as of February 2, 2000.(6)
3.06.02    Certificate of Correction of Series A 6% Convertible Preferred Stock of
           eUniverse, Inc., dated as of December 27, 2001.(17)
3.06.03    Second Amendment to Designation of Stock of eUniverse, Inc. f/k/a Motorcycle
           Centers of America, Inc. and Second Amended and Restated Certificate of
           Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc.,
           dated as of January 4, 2000.(17)
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

10.40.01   First Amendment providing for extension of closing date of the Big
           Network Buyout Agreement to May 5, 2000.(7)
10.40.02   Second Amendment providing for extension of closing date of the Big
           Network Buyout Agreement to May 19, 2000.(7)
10.40.03   Third Amendment providing for extension of closing date of the Big
           Network Buyout Agreement to May 19, 2000.(7)
10.41 --   eUniverse, Inc. Common Stock Purchase Warrant to Salomon Grey Financial
           Corporation, dated March 14, 2000 (terminated).(5)
10.42 --   eUniverse, Inc. Common Stock Purchase Warrant to Salomon Grey Financial
           Corporation, dated March 14, 2000 (terminated).(5)
10.43 --   Agreement by and between eUniverse, Inc. and Take-Two Interactive Software,
           Inc., dated as of March 16, 2000, providing for account marketing services.(5)
10.44 --   Agreement by and between eUniverse, Inc. and Take-Two Interactive Software,
           Inc., dated as of March 16, 2000, providing for programming services.(5)
10.45 --   Letter agreement by and among eUniverse, Inc. and Erik MacKinnon and Dan
           Barnes d/b/a Dustcloud Media, dated March 29, 2000.(6)
10.47 --   Asset Purchase Agreement by and between CD Universe, Inc. and CLBL, Inc., dated as of October 3, 2000.(9)
10.48 --   Letter agreement by and among eUniverse, Inc., Take-Two Interactive Software,
           Inc. and Charles Beilman, dated October 30, 2000.(10)
10.48.01   First Amendment to letter agreement by and among eUniverse, Inc., Take-Two
           Interactive Software, Inc. and Charles Beilman, dated November 6, 2000.(10)
10.49 --   Side letter agreement by and among eUniverse, Inc., Take-Two Interactive
           Software, Inc. and Brad D. Greenspan (with respect to Sections 2 and 4 only), dated October 30, 2000.(10)
10.49.01   First Amendment to Side Letter Agreement by and among eUniverse, Inc.,
           Take-Two Interactive Software, Inc. and Brad D. Greenspan, dated November 6,
           2000.(10)
10.50 --   Employment Agreement by and between eUniverse, Inc. and Will Griffin, dated as of September 1, 2000.(11)
10.51 --   eUniverse, Inc. Common Stock Purchase Warrant to VideoGame Partners, LLP,
           dated September 8, 2000.(12)
10.52 --   Stock Purchase Agreement by and between eUniverse, Inc. and 550 Digital Media
           Ventures, Inc., dated as of July 13, 2001.(13)
10.53 --   Share Purchase Agreement by and among eUniverse, Inc., Indimi, L.L.C., Indimi,
           Inc., 550 Digital Media Ventures, Inc. and Sony Music Entertainment, Inc.,
           dated as of July 13, 2000.(13)
10.55 --   Registration Rights Agreement by and between eUniverse, Inc. and 550 Digital
           Media Ventures Inc., dated as of October 23, 2001.(14)
10.56 --   Letter agreement by and between eUniverse, Inc. and 550 Digital Media Ventures
           Inc., dated as of October 23, 2001, regarding amendment of that certain
           Secured Note and Warrant Purchase Agreement dated September 6, 2000.(14)
10.57 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Nicholas Agriogianis, dated April 4, 2001.(15)
10.58 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Marci Zaroff, dated
           April 4, 2001.(15)
10.59 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Saggi Capital Corp., dated September 25, 2001.(15)
10.60 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Bridge Ventures, Inc., dated September 25, 2001.(15)
10.61 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Nicholas Agriogianis, dated September 25, 2001.(15)
10.62 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Marci Zaroff, dated
           September 25, 2001.(15)
10.65 --   Form of Warrant issued to certain eUniverse, Inc. Series A Preferred
           Stockholders as of October 22, 2001.(16)
10.66 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Eisenberg Partners LLC, dated April 30, 2002.*
21.01 --   Subsidiaries of eUniverse, Inc.(5)
99.01 --   Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(12) Incorporated by reference to eUniverse's Form 10-Q filed on February 14, 2001.

(13) Incorporated by reference to eUniverse's Form 10-K filed on July 16, 2001.

(14) Incorporated by reference to eUniverse's Form 8-K filed on November 7, 2001.

(15) Incorporated by reference to eUniverse's Form 10-Q filed on November 14, 2001.

(16) Incorporated by reference to eUniverse's Form 10-Q filed on February 14, 2002.

(17) Incorporated by reference to eUniverse's Form 10-K filed on July 1, 2002.



(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed with the SEC by eUniverse during the quarterly period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    eUNIVERSE, INC.
                                    Registrant



Dated: August 14, 2002              By  /s/ JOSEPH L. VARRAVETO
                                        ------------------------------------
                                        Joseph L. Varraveto
                                        Chief Financial Officer
                                        (Principal Financial Officer)
                                        and Registrant's Authorized Officer