Form 10-Q
period 2002-09-30
EUNIVERSE INC
filed 2002-11-15
CIK 1088244

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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

As of October 31, 2002, there were 24,600,496 shares of eUniverse, Inc. common stock outstanding.

                                 eUNIVERSE, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX


PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2002 and
         March 31, 2002......................................................3

         Consolidated Statements of Operations for the three
         months and six months ended September 30, 2002 and 2001.............4

         Statements of Cash Flows for the six months ended
         September 30, 2002 and 2001.........................................5

         Notes to Financial Statements ......................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION .............................14

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......20

   ITEM 4.  CONTROLS AND PROCEDURES ......................................  20

PART II - OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................20

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                        eUNIVERSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,         March 31,
                                                                                   2002                2002
                                                                              --------------       -------------
                                                                                (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents...........................................     $  4,781,458         $  8,007,784
      Accounts receivable, net of allowances for
        doubtful accounts of $425,281 and $452,239, respectively.........        4,828,820            5,022,745
      Inventory..........................................................          328,220                    -
      Prepaid expenses ..................................................        1,724,998            1,488,069
      Deferred charges and other current assets .........................          317,822              551,100
                                                                              ------------         ------------
       Total Current Assets                                                     11,981,318           15,069,698

RESTRICTED CASH                                                                  1,294,117                    -
FURNITURE AND EQUIPMENT, less accumulated depreciation
     of $890,566 and $563,120, respectively .............................        3,315,260            2,293,836

GOODWILL, net of amortization of $545,769
     and $545,769 respectively ..........................................       14,449,094           12,298,241
OTHER INTANGIBLES, net of amortization of $1,135,556 and $649,803
    respectively.........................................................        5,701,978            4,576,249
Deferred charges ........................................................           70,610              197,222
Deposits and other assets................................................          556,657              142,407
                                                                              ------------         ------------
        TOTAL ASSETS                                                          $ 37,369,034         $ 34,577,653
                                                                              ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable....................................................     $  1,077,768         $  2,253,811
     Accrued expenses....................................................        4,174,161            4,153,122
     Deferred Revenue....................................................          445,607            1,033,698
     Notes payable, short-term non-affiliate.............................          152,384              450,000
     Current portion of long-term notes payable, non-affiliate...........        2,801,091            2,683,390
     Current portion of long-term notes payable, affiliate...............          681,008              393,672
     Capitalizable lease obligations, current............................        1,045,000               28,028
                                                                              ------------         ------------
       Total Current Liabilities                                                10,377,019           10,995,721
                                                                              ------------         ------------

LONG-TERM NOTES PAYABLE, LESS CURRENT PORTION, NON-AFFILIATE.............          511,188            2,387,356
LONG-TERM NOTES PAYABLE, LESS CURRENT PORTION, AFFILIATE.................          123,789              518,357
CAPITALIZED LEASE OBLIGATIONS............................................          648,497                    -

SHAREHOLDERS' EQUITY
     Preferred stock, $.10 par value; 40,000,000 shares
        authorized;  2,872,665 and 2,872,665 shares
          issued and outstanding, respectively...........................          287,267              287,267
     Common stock, $.001 par value; 250,000,000 shares authorized;
        24,600,496 and 23,542,219 issued and outstanding, respectively...           24,600               23,542
     Treasury stock......................................................          (36,000)             (36,000)
     Additional paid-in capital..........................................       69,302,448           68,766,181
     Retained deficit....................................................      (43,869,774)         (48,364,771)
                                                                              ------------         ------------
       Total Shareholders' Equity                                               25,708,541           20,676,219
                                                                              ------------         ------------

        TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                           $ 37,369,034         $ 34,577,653
                                                                              ============         ============


   The accompanying notes are an integral part of these financial statements.

                        eUNIVERSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended                Six Months Ended
                                                                      September 30,                   September 30,
                                                                  2002            2001            2002           2001
                                                              -----------     -----------    ------------     -----------
REVENUE...................................................... $12,487,360     $ 6,702,503    $ 23,899,133     $11,752,116

COST OF GOODS SOLD...........................................   3,419,919         887,022       6,404,190       1,091,216

GROSS PROFIT.................................................   9,067,441       5,815,481      17,494,943      10,660,900

OPERATING EXPENSES:

    Marketing and sales......................................   1,822,313       1,212,312       3,241,078       3,018,913

    Product development......................................   2,164,115       1,775,050       4,252,890       2,814,305

    General and administrative...............................   2,545,320       1,686,011       5,389,829       3,166,491
    Amortization of goodwill
     and other intangibles...................................     297,130          48,489         484,587          48,489
                                                              -----------     -----------     ------------    ------------
TOTAL OPERATING EXPENSES.....................................   6,828,878       4,721,862      13,368,384       9,048,198
                                                              -----------     -----------     ------------    ------------

    OPERATING INCOME                                            2,238,563       1,093,619       4,126,559       1,612,702

NONOPERATING INCOME (EXPENSE)
    Interest income.........................................       28,509               -          38,914             148
    Interest and other financing expense....................     (159,774)       (170,453)       (314,658)       (294,777)
    Non-recurring charge for repurchase of stock options....            -               -        (452,000)              -
    Other gains and losses..................................            -               -         (24,000)              -
                                                              -----------     -----------     ------------    -----------
    INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       2,107,298         923,166       3,374,815       1,318,073

INCOME TAXES ...............................................            -               -               -               -
                                                              -----------     -----------     ------------    -----------
    INCOME FROM CONTINUING OPERATIONS                         $ 2,107,298     $   923,166     $ 3,374,815     $ 1,318,073
                                                              -----------     -----------     ------------    -----------

DISCONTINUED OPERATIONS:
    Loss from operations discontinued segment
     (net of applicable income taxes of $0).................     (105,000)        (71,400)       (148,818)        (71,400)

EXTRAORDINARY GAIN..........................................            -               -       1,269,000               -
                                                              -----------     -----------     ------------    -----------
    NET INCOME                                                $ 2,002,298     $   851,766     $ 4,494,997     $ 1,246,673
                                                              ===========     ===========     ===========     ===========
Continuing operations earnings per common share ............  $      0.09     $      0.05     $      0.14     $      0.07
Discontinued operations earnings per common share...........  $         -     $         -     $         -     $         -
Extraordinary gain per common share.........................  $         -     $         -     $      0.05     $         -
                                                              -----------     -----------     ------------    -----------
Basic earnings per common share.............................  $      0.08     $      0.04     $      0.19     $      0.07
                                                              -----------     -----------     ------------    -----------
Diluted earnings per common share...........................  $      0.07     $      0.04     $      0.16     $      0.06
                                                              -----------     -----------     ------------    -----------

Basic weighted average common
 shares outstanding.........................................   24,261,229      19,274,336      23,912,971      19,104,236
                                                              -----------     -----------     ------------    -----------
Shares outstanding for diluted earnings per share...........   28,210,251      21,870,203      28,240,154      21,592,844
                                                              -----------     -----------     ------------    -----------


   The accompanying notes are an integral part of these financial statements.

                        eUNIVERSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended September 30,
                                                                                    --------------------------------------
                                                                                         2002                     2001
                                                                                    --------------------------------------
OPERATING ACTIVITIES
    Net income ..........................................................            $ 4,494,997               $ 1,246,673

    Transactions not requiring cash:
       Depreciation .....................................................                327,445                   110,574
       Amortization of intangibles ......................................                484,587                    98,472
       Loss from discontinued operations ................................                148,818                         -
      Extraordinary Gain from retirement of debt ........................             (1,269,000)                        -
       Bad Debts ........................................................                110,634                   189,789
      Stock and warrants granted to
           outside consultants and affiliates ...........................                359,890                   343,449
       Non-cash financing related costs .................................                      -                    69,464
    Changes in current assets ...........................................               (608,470)               (2,038,592)
    Changes in current liabilities ......................................             (1,891,913)                  448,339
    Others ..............................................................                (50,755)                   97,364
                                                                                     -----------               -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                      2,106,233                   565,532
                                                                                     -----------               -----------

INVESTING ACTIVITIES
    Payment for investment ..............................................               (250,000)                        -
    Payment for acquisition .............................................             (3,100,000)                        -
    Purchases of fixed assets ...........................................               (573,320)                 (126,848)
    Purchases of intangible assets ......................................               (760,316)                 (564,562)
                                                                                     -----------               -----------
        NET CASH USED IN INVESTING ACTIVITIES                                         (4,683,636)                 (691,410)
                                                                                     -----------               -----------

FINANCING ACTIVITIES
    Proceeds from short term notes ......................................                171,000                 2,500,000
    Repayment of short term notes .......................................               (118,658)                 (546,328)
    Proceeds from capitalized lease obligations .........................              1,289,248                         -
    Proceeds from long term notes .......................................                      -                   120,000
    Repayment of long term notes ........................................               (496,657)                 (470,936)
    Receipts of advances from officers ..................................                      -                    34,000
    Restricted cash deposits as required by lease obligations ...........             (1,281,000)                        -
    Proceeds from exercise of stock options .............................                 87,325                         -
    Payment on capitalized lease obligations ............................               (300,181)                        -
                                                                                     -----------               -----------
        NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES                           (648,923)                1,636,736
                                                                                     -----------               -----------

CHANGE IN CASH AND CASH EQUIVALENTS .....................................             (3,226,326)                1,510,858
Cash and cash equivalents,
 beginning of period ....................................................              8,007,784                   218,841
                                                                                     -----------               -----------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD ....................................................            $ 4,781,458               $ 1,729,699
                                                                                     ===========               ===========
CASH PAID DURING THE YEAR FOR:
    Interest Expense ....................................................            $    56,074               $    85,828
                                                                                     ===========               ===========
    Income taxes ........................................................            $         -               $         -
                                                                                     ===========               ===========


The accompanying notes are an integral part of these financial statements.

                                                                                  Six Months Ended September
                                                                               -------------------------------
                                                                                 2002                   2001
                                                                               -------------------------------
OTHER NON-CASH FINANCIAL ACTIVITIES

Stock issued in connection with acquisitions:
     Acquisition Gamer's Alliance .........................................           -                403,576
     Acquisition of ratedfun.com ..........................................           -                 18,750
Acquisition of Spreadingjoy.com ...........................................           -                 75,000
Stock issued to employees, 7,992 and 16,653 shares respectively ...........           -                 25,000
Warrants issued in connection with services
  Performed and to be performed (1) .......................................           -                473,359
Warrants issued to preferred shareholders .................................           -                 69,464
Shares cancelled in payment of amounts due from employees .................           -                (42,000)
Shares issued to Isosceles(2) .............................................           -                212,500
Non-cash retirement of debt to developers of JustSayWow and Send4Fun (3)...   1,260,290                      -
Shares issued to Saggi Capital in connection with payment of note (4) .....     450,000                      -
Capital lease obligations for software and hardware equipment..............     676,402


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

(2) Shares issued in satisfaction of settlement agreement February 2, 2001 with the Isosceles Fund Limited.

(3) During the quarter ended June 30, 2002, the Company entered into a settlement agreement to retire notes due of $1,663,319 for a cash payment of $403,029 resulting in an extraordinary gain.

(4) On August 12, 2002, Saggi Capital exercised its right to convert a note in the principal amount of $450,000, and accrued interest, into 233,430 shares of Company common stock at $2.08 per share.

   The accompanying notes are an integral part of these financial statements.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 1:  ORGANIZATION AND LINE OF BUSINESS

eUniverse, Inc. (the "Company") is a Nevada Corporation engaged in developing and operating a network of Web sites providing entertainment-oriented content and certain proprietary products and services. During the reporting period, the Company had two primary reporting segments: (1) Media/Advertising, and (2) Products and Services. The Company conducts operations from facilities located in Los Angeles, CA; Santa Monica, CA; Montclair, CA and Mount Vernon, WA. The financial statements being presented include the accounts of eUniverse, Inc. and its consolidated subsidiaries. Prior to fiscal year 2002, the Company engaged in sales of audio CDs, videotapes (VHS), and digital videodisks ("DVDs") over the Internet. This business was discontinued in October 2000.
All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2: ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with United States generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-K for the year ended March 31, 2002. Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months and six months ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

REVENUE RECOGNITION

The Company recognizes service revenue upon fulfillment and delivery of customer's advertising. Additionally, the Company derives revenue from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned.

The Company also earns revenue from services and electronic commerce transactions, including sales of products and services. Service revenue includes fees from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Service revenue also includes fees from the sale of non-refundable dating credits, which are recognized at the time of purchase. These credits are utilized in the Company's online dating service. Electronic commerce transactions include, but are not limited to, sales of laser and inkjet printer supplies, various consumer electronics, and other impulse merchandise. For these transactions, the Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. Fulfillment for these products is outsourced to an independent third party.

Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid. During the six months ended September 30, 2002 and 2001, the Company recorded $588,000 and $325,000 as bartered advertising revenue, respectively. The Company enters into barter transactions to further future business relationships.

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

INTANGIBLE ASSETS

Intangible assets consist of goodwill, customer lists, trademarks, domain names and other intellectual property. These assets will be assessed for impairment annually or upon an adverse change in operations and intangibles exclusive of goodwill are being amortized on a straight-line basis over a period of 3 years. Should events or circumstances occur subsequent to the acquisition of a business, which bring into question the realization or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and future operating income of that specified group of assets and expected undiscounted cash flows. Should an impairment be identified, an expense would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by discounted future cash flows.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

ADVERTISING COSTS

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the six months ended September 30, 2002 and 2001 advertising expense from continuing operations amounted to $673,481 and $816,168, respectively. The Company had no direct-response advertising during the periods presented.

NOTE 3: MAJOR CUSTOMERS

During the six months ended September 30, 2002, approximately 11% of the Company's total revenues resulted from five customers ranging from 2% to 3% of total revenues each. These five customers comprised 24% of advertising revenues ranging 4% to 6% of advertising revenues each.

During the six months ended September 30, 2001, approximately 44% of revenues were generated from the top five customers ranging from 5% to 12% of revenues each. These customers made up 58% of advertising revenues.

NOTE 4: AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

The net carrying value of goodwill and other intangibles recorded through acquisitions is $20,151,072 and $16,874,490 as of September 30, 2002 and March 31, 2002, respectively. These assets will be assessed for impairment at least annually or upon an adverse change in operations. The Company evaluated the reduction in goodwill amortization periods based on management's assessment of future cash flows and the practice of other firms in the Internet industry. Since March 31, 2002, the Company has not noted any material adverse events that could cause an impairment of the net carrying value of goodwill or other intangible assets as of September 30, 2002.

The following are the goodwill and other intangible assets that will no longer be amortized:

                                      September 30,           March 31,
                                     -----------------------------------
                                          2002                  2002
                                     -----------------------------------
Intangible Assets                     $ 1,473,302           $ 1,473,302
Goodwill                               14,449,094            12,298,241
                                      ---------------------------------
Total                                 $15,922,396           $13,771,543
                                      =================================


NOTE 5: FIXED ASSETS

Fixed assets, at cost, consist of the following:

                                          September 30,     March 31,
                                          ----------------------------
                                              2002            2002
                                          ----------------------------
Furniture and fixtures                    $   70,183        $   26,592
Computers and equipment                    3,834,240         2,568,297
Leasehold improvements                         4,336                 -
Purchased software                           297,067           262,067
                                          ----------------------------
                                           4,205,826         2,856,956
Less: accumulated depreciation              (890,566)         (563,120)
                                          ----------------------------
Fixed assets, Net                         $3,315,260        $2,293,836
                                          ============================

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

Accumulated amortization of purchased software as of September 30, 2002 and March 31, 2002 is $134,135 and $109,658, respectively.

Depreciation expense for the reporting periods was as follows:

                                                 Six Months Ended
                                                   September 30,
                                                  2002       2001
                                                 ------     ------
Depreciation expense..........................  $327,445   $160,574


NOTE 6: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the short-term portion of the fair value of warrants or options issued or cash payments made in advance for marketing or other services to be rendered as follows:

                                                     September 30,   March 31,
                                                    --------------------------
                                                         2002          2002
                                                    --------------------------
Co-marketing agreement shares                        $  148,312    $  326,700
Prepaid eGames advance                                  285,000       300,000
Prepaid marketing expenses                              335,606       107,142
Prepaid investment banking expenses                           -        23,333
Prepaid investor relations expenses                       5,572         9,677
Prepaid licensing agreements                            244,208       242,521
Prepaid insurance, advances & other                     451,650       141,604
Prepaid inventory                                             -       337,092
Credit card processor deposits                          254,650             -
                                                    --------------------------
                                                     $1,724,998     $1,488,069
                                                    ==========================


NOTE 7: DEFERRED CHARGES

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

                                                September 30,  March 31,
                                                -------------------------
                                                    2002         2002
                                                -------------------------
Warrants:
Granted for investor relations services            $185,792    $ 492,718
Granted for Web site development services           202,640      255,604
                                                -------------------------
                                                    388,432      748,322
Less: Non-current portion
Granted for investor relations services             (36,343)    (133,321)
Granted for Web site development services           (34,267)     (63,901)
                                                -------------------------
Non-current portion                                 (70,610)    (197,222)
                                                -------------------------
   Total                                           $317,822    $ 551,100
                                                =========================

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 8: NOTES PAYABLE, SHORT-TERM NON-AFFILIATE

Notes payable, short-term non-affiliate consists of the following:

                                                 September 30,    March 31,
                                                ---------------------------
                                                     2002           2002
                                                ---------------------------
      Insurance finance contract                 $152,384         $      -
      Saggi Capital (1)                                 -          450,000
                                                ---------------------------
                                                 $152,384         $450,000
                                                ===========================

1. On August 13, 2001, Saggi Capital purchased the $450,000 note formerly held by Videogame Partners. The note was payable in stock on June 12, 2002, and accrued interest at 8%. Saggi Capital expressed its intention to exercise its conversion rights pursuant to the agreement prior to June 30, 2002. During the quarter ended September 30, 2002, the Company issued 216,522 shares of Company common stock to Saggi Capital to redeem the note and pay all accrued interest.

NOTE 9: NOTES PAYABLE, LONG-TERM NON-AFFILIATE

Notes payable, long-term non-affiliate consists of the following:

                                                 September 30,      March 31,
                                                -------------------------------
                                                    2002               2002
                                                -------------------------------
550 Digital Media Ventures (Sony) (1)           $ 2,289,764        $ 2,289,764
FunBug                                              200,000            200,000
FunPageLand (2)                                     112,863            112,863
JustSayWow (2)(4)                                         -            951,313
Send4Fun (2)(4)                                           -            712,006
SFX Entertainment, Inc. (3)                         709,652            804,800
                                                -------------------------------
Total notes payable, long-term non-affiliate      3,312,279          5,070,746
Less: Current portion                            (2,801,091)        (2,683,390)
                                                -------------------------------
Notes payable, long-term non-affiliate,
  less current portion                          $   511,188        $ 2,387,356
                                                ===============================


1. Due to Sony subsidiary 550 Digital Media Ventures on March 31, 2003. The note is convertible to common or preferred stock subject to certain conditions and is collateralized by a blanket lien on the assets of the Company. The note accrues interest at the prime rate plus 2%.

2. As of March 1, 2001, the Company entered into promissory notes in connection with settlements of amounts due pursuant to agreements with certain then-current employees that had developed Web sites, as listed above, and related content for the Company. Obligations were settled by entering into promissory notes having a term of 30 months and with the entire principal due on September 1, 2003. Interest accrues at 8% with payments of interest only payable at different dates for the various notes through September 2003. The note holders have the right at any time to convert the unpaid balance of the note into shares of unregistered, restricted common stock of the Company at $6 per share.

3. In January 2002, the payment terms of this note were extended to January 1, 2004 from August 26, 2002. The note is collateralized by 2,600,000 shares of common stock owned by Brad D. Greenspan. Principal and interest payments are quarterly over the life of the note with an effective interest rate of 18.51%.

4. In June 2002, the Company recognized an extraordinary gain from the early retirement of the principal and related accrued interest of these notes payable. This retirement of debt resulted in the Company recognizing an extraordinary gain of $1.269 million.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 10: NOTES PAYABLE, LONG-TERM AFFILIATE

Notes payable, long-term affiliate consists of the following:

                                              September 30,    March 31,
                                             ---------------------------
                                                  2002            2002
                                             ---------------------------
Deb'sFunPages(1)                              $ 287,336      $  287,336
FunnyGreetings(2)                               604,884         747,165
                                             ---------------------------
Total notes payable, long-term affiliate        892,220       1,034,501
Less: Discount on notes                         (87,423)       (122,472)
Less: Current portion                          (681,008)       (393,672)
                                             ---------------------------
Notes payable, long-term affiliate,
  less current portion                        $ 123,789      $  518,357
                                             ===========================


1. As of March 1, 2001, the Company entered into settlements of amounts due pursuant to agreements and promissory notes with certain existing employees that had developed Web sites as listed above and related content for the Company. Obligations were settled by entering into promissory notes having a term of 30 months and with the entire principal due on September 1, 2003. Interest accrues at 8% with payments of interest only payable at different dates for the various notes through September 2003. The note holders have the right at any time to convert the unpaid balance of the note into shares of unregistered, restricted common stock of the Company at $6 per share.

2. In July 2001, the Company amended its agreement with an employee for the purchase of Funnygreetings.com. Under the prior agreement, the Company was obligated to pay $2,000,000. Under the new agreement, the Company reduced the obligation to $1,200,000, less $86,000 already received by the seller, and restructured the payment terms as described below. The Company made an additional payment of $129,814 in connection with Company financing which closed October 23, 2001 with 550 Digital Media Ventures as previously reported. The remaining balance of $984,146 is payable in thirty monthly installments subject to certain advertising revenues being achieved on the Funnygreetings.com Web site. Whenever revenue performance is not achieved in a given month, the monthly payment is reduced to a minimum of $20,000. The total current portion of this debt is $393,672. The remaining long term portion of this note is $211,212.

NOTE 11: CAPITALIZED LEASE OBLIGATION

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

During the quarter ended September 30, 2002, the Company entered into various two-year term capital lease obligations amounting to $866,000 for the lease of hardware and software equipment. The capital leases include $189,000 of sales leaseback of equipment.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 12: ACCRUED EXPENSES

                                                September 30,       March 31,
                                               -------------------------------
                                                    2002              2002
                                               -------------------------------
Accrued professional services                    $  564,808        $  757,430
Accrued compensation                                802,570           868,613
Accrued royalties                                   294,090           487,130
Accrued interest                                    499,713           486,312
Accrued acquisition payments                        310,392           397,558
Accrued affiliate payments                           49,610           212,345
Accrued marketing                                   335,722            58,250
Accrued inventory payable                           367,156                 -
Other accrued expenses                              950,100           885,484
                                               -------------------------------
        Total                                    $4,174,161        $4,153,122
                                               ===============================


NOTE 13: COMMITMENTS AND CONTINGENCIES

Litigation

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

NOTE 14: EQUITY COMPENSATION PLAN

STOCK OPTIONS:

Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 9,000,000 shares of common stock have been reserved for issuance under the Plan. Typically, options granted under the plan will vest ratably over 3 years with 1/3 vesting after 12 months and the remaining vesting in 1/12 increments each 3 months thereafter. During the quarter ended September 30, 2002, the Company issued 119,619 shares with exercise prices ranging from $3.69 to $5.10. As of September 30, 2002, 6,933,655 options were outstanding at a weighted average price of $4.05 and 2,066,345 were exercisable at a weighted average price of $6.14.

                                                                                                              Weighted
                                                                             Number of          Exercise      Average
                                                                               Shares            Price         Price
                                                                               ------            -----         -----
Outstanding at 3-31-2002.................................................    8,706,681         $1.75- 7.00      $3.16
Granted..................................................................      215,839         $3.69- 5.41      $4.62
Cancelled................................................................   (1,956,456)        $2.72-11.40      $6.42
Exercised................................................................      (32,409)        $1.75- 3.44      $2.64
Forfeited................................................................
                                                                            ----------                         ------
Outstanding at 9-30-02...................................................    6,933,655         $1.75- 7.00      $4.05
                                                                            ----------                         ------
Options exercisable at 9/30/02...........................................    2,569,288         $3.69- 5.41      $2.59

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

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

Warrants outstanding and exercisable as of September 30, 2002 were 1,675,286; with exercise prices ranging from $1.00 to $6.00 per share. Warrants outstanding as of March 31,2002 were 2,079,901; with exercise prices ranging form $1.00 to $4.50 per share.

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

Summarized information by segment as excerpted from the internal management reports is as follows for the six months ended September 30, 2002 (in thousands):

                                  Media/       Products and
                               Advertising       Services         Total
                               -----------     ------------    -----------
Net sales                      $11,262,345     $12,636,788     $23,899,133

Gross profit                   $10,859,272      $6,635,671     $17,494,943


NOTE 16: BUSINESS COMBINATIONS

In September 2002, the Company purchased certain assets of Mainland Communications Ltd of Ireland for $337,000 and has launched new products and services featuring the Colorgenics Psychological Profiling System. As a result of this agreement, the Company has the exclusive online and offline worldwide rights for Colorgenics. The new products and services line includes a subscription service where users can obtain a detailed psychological analysis and e-mail newsletter providing Colorgenics assessments based on color affinity testing.

In September 2002, the Company acquired certain assets of ResponseBase LLC, for $3.3 million. ResponseBase is a Santa Monica, CA online marketing company that manages approximately 30 million permission-bases e-mail records and is expected to add proven talent to the existing eUniverse team and add incremental distribution and product development opportunities. Additional payments will be made on an earn-out basis subject to the achievement of certain performance goals for the two year period October 2002-September 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for the current quarter reflect the consolidated operations of eUniverse, Abdominal King, LLC (effective from August 21, 2002), Case's Ladder (effective from May 30, 1999), eCommerce Transactions, LLC (effective from June 12, 2001), Infobeat L.L.C. f/k/a Indimi, L.L.C. (effective from July 13,
2001), North Plains LLC (effective from May 13, 2001), Performance Marketing Group, LLC (effective from July 22, 2002), Relationship Marketing Services (effective from July 10, 2002), Ultra Conversions, LLC (effective from May 15,
2002), and Yogabol, LLC (effective July 15, 2002). Results for the comparable period in 2001 include only those of eUniverse, Case's Ladder, eCommerce Transactions, LLC, Indimi, L.L.C. and North Plains, LLC.

Effective October 10, 2000, the Company sold the assets of CD Universe to CLBL, Inc. and the results of that segment are treated as a discontinued operation in the financial statements.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2002 ("Current Quarter") VS. QUARTER ENDED SEPTEMBER 30, 2001

NET REVENUES

In the quarter ended September 30, 2002 ("current quarter"), approximately 44% of the Company's revenues were derived from paid third party advertising and the remaining 56% of revenue came from the Products and Services segment, which was launched in June, 2001. During the quarter ended September 30, 2001, 75% of the Company's revenues from continuing operations were derived from paid third party advertising and the remaining 25% of revenue came from the Products and Services segment. The Company is continuing to pursue its strategy of diversifying its revenues by introducing and enhancing various proprietary products and services. Management of the Company believes that the percentage of revenue generated from the Products and Services segment will continue to increase and that this segment will eventually become the dominant revenue driver of the Company.

Products and Services segment revenues are derived primarily from subscriptions, merchandise sales and fees charged for activity based games and other items. The Company's third party advertising commitments range from one week to three months with revenue derived from Cost Per Click (CPC), Cost Per Impressions
(CPM) and Cost Per Acquisition (CPA) agreements with its customers.

Services revenues include fees from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Service revenues also include fees from the sale of non-refundable dating credits, which are recognized at the time of purchase. The Company launched a new online product and service featuring the Colorgenics Psychological Profiling System in September 2002. Colorgenics sells subscriptions where users can obtain a detailed psychological analysis and e-mail newsletter. In August 2002, the Company launched Performance Marketing Group, LLC, an online direct marketing company specializing in designing, planning, implementing and optimizing advertising campaigns for online publishers. In September 2002, the Company acquired certain assets of ResponseBase, LLC, an online marketing company. ResponseBase is expected to add to the Company's existing distribution and product development opportunities. Electronic commerce transactions include product sales for items such as laser and inkjet printer supplies, various consumer electronic products and other impulse merchandise. For these transactions, the Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. Product fulfillment is outsourced to independent third parties.

Revenues from barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid.

The Company recognizes revenues as the amount paid upon the delivery and fulfillment of advertising, provided that the collection of the resulting receivable is probable.

                            Three Months Ended September 30,
                            --------------------------------
                              2002        2001    % CHANGE
                              ----        ----    --------
                               (IN THOUSANDS)
Revenues:
   Media/advertising         $ 5,525     $ 5,061       9%
   Products and services     $ 6,962     $ 1,642     324%
                             -------     -------     ----
      Total Revenues         $12,487     $ 6,703      86%
                             =======     =======     ====

                             Six Months Ended September 30,
                           ----------------------------------
                            2002        2001        % CHANGE
                            ----        ----        --------
                             (IN THOUSANDS)
Revenues:
   Media/advertising       $11,795     $10,110          17%
   Products and services   $12,104     $ 1,642         637%
                           -------     -------         ----
      Total Revenues       $23,899     $11,752         103%
                           =======     =======         ====

For the quarter ended September 30, 2002, total revenue increased 86% to $12.5 million, up from $6.7 million reported the same quarter in 2001. For the six months ended September 30, 2002 total revenue increased 103% to $23.9 million, up from $11.8 million reported for the same period in 2001. The increase is due primarily to the introduction of the Products and Services segment, which contributed 92% of the overall increase in revenues of $5.8 million for the current quarter. The revenues produced from this segment were primarily from recurrent transaction products (e.g. ink jet cartridges), subscription-based services (e.g. dating, fitness, premium memberships) and the sale of impulse merchandise. The Company plans to continue to add to and upgrade its product and service offerings during the remainder of fiscal year 2003.

Revenues from Media and Advertising increased approximately 9% to $5.5 million up from $5.1 million, in the second quarter. For the six months ended September 30, 2002, revenues from Media and Advertising were up 17% to $11.8 million, from $10.1 million for the prior year, due primarily to an increase in available advertising space from newly launched and acquired sites, and an increase in the overall yield from available advertising inventory.

For the six months ended September 30, 2002, the top five customers made up 24% of media/advertising revenue, down from 58% in the prior year. The top five customers comprised 11% of total revenues in the current period, a decline from 44% in the comparable six month period in the prior year.

The Company expects that revenue from the Products and Services segment will continue to increase as percentage of overall revenues during fiscal year 2003. Management plans to continue to allocate a greater percentage of available advertising inventory to promote proprietary Company products and services. Consequently, revenue growth from Media/Advertising may slow during the remainder of fiscal year 2003.

Revenue also includes barter and non-cash advertising where the Company exchanges advertising on our sites for similarly valued online advertising or other services. The barter value was $400,000, or 3.2% of total revenue, for the current quarter ended 2002. The Company's barter value was $588,000, or 2.5% of total revenue, for the six months ended September 30, 2002. The Company's barter and non-cash advertising constituted $325,000, or 2.8% of total revenue, in the six months ended September 30, 2001. The Company typically uses barter transactions to test prospective media/advertising purchases or sales campaigns. In the quarter ended September 30, 2002, the Company's barter transactions resulted in additional business.


COST OF GOODS SOLD

                                      Three Months Ended September 30,
                                      --------------------------------
                                       2002        2001      % Change
                                       ----        ----      --------
                                        (IN THOUSANDS)
Cost of Goods Sold:
 Cost of Advertising...............    $  418      $358         17%
 Cost of Products and Services.....    $3,002      $529        468%
                                       ------      ----        ---
    Total Cost of Goods Sold.......    $3,420      $887        286%
                                       ======      ====        ===


                                      Six Months Ended September 30,
                                      ------------------------------
                                       2002       2001     % Change
                                       ----       ----     --------
                                        (IN THOUSANDS)
Cost of Goods Sold:
 Cost of Advertising...............    $  403    $  393        3%
 Cost of Products and Services.....    $6,001    $  698      760%
                                       ------    ------      ---
    Total Cost of Goods Sold.......    $6,404    $1,091      487%
                                       ======    ======      ===

Cost of revenues consists primarily of the cost of products for the commerce offerings within the Products and Services segment, and fees paid to third parties for media properties, license arrangements, ad sharing revenue arrangements for content and other service providers. During the current quarter, cost of revenues increased 286% to $3.4 million, or 27% of total revenues, in the second quarter, from $887,000 or 13% of total revenues in 2001. For the current quarter costs of Products and Services were $2.8 million compared to $529,000 in the same period in 2001. Cost of revenue in the second quarter increased as a result of an increase in media costs for the growth of the Products and Services business segment. For the six months ended September 30, 2002, cost of revenues increased 487% to $6.4 million increase in cost was due to costs of the Products and Services segment of $5.7 million compared to $529,000 the prior year. Cost of revenue for the six months ended September
30, 2002 increased as a result of an increase in media costs to support the growth of the Products and Services business segment.

The Company expects cost of revenues to continue to increase as a percentage of overall revenues as the Products and Services segment continues its rapid growth. Cost of revenues may increase to as much as 30% to 35% of overall revenues during fiscal year 2003.

OPERATING COSTS

Our operating costs were as follows for the years indicated (dollars in thousands):

                                      Three Months Ended September 30,
                                      --------------------------------
                                       2002       2001      % Change
                                       ----       ----      --------
                                       (IN THOUSANDS)
Operating costs:
 Sales and marketing ..............   $1,822     $1,212       50%
 Product development ..............   $2,164     $1,775       22%
 General and administrative .......   $2,546     $1,686       51%
 Amortization of goodwill and other
  intangibles, stock compensation
  and other .......................   $  297     $   49      519%
                                      ------     ------      ---
Total Operating Costs .............   $6,829     $4,722       45%
                                      ======     ======      ===


                                      Six Months Ended September 30,
                                      ------------------------------
                                       2002       2001     % Change
                                       ----       ----     --------
                                        (IN THOUSANDS)
Operating costs:
 Sales and marketing ..............    $ 3,241    $3,019      7%
 Product development ..............    $ 4,253    $2,814     51%
 General and administrative .......    $ 5,389    $3,167     70%
 Amortization of goodwill and other
  intangibles, stock compensation
  and other .......................    $   485    $   48    910%
                                       -------    ------    ---
Total Operating Costs .............    $13,368    $9,048     48%
                                       =======    ======    ===

SALES AND MARKETING

Sales and marketing costs consist primarily of promotional and advertising costs, personnel costs, commissions, agency and consulting fees, and allocated overhead for facilities and other costs. The Company has a direct sales force that sells our inventory of advertisements to advertisers and advertising agencies.

Sales and marketing costs increased by 50% to $1.8 million, or 15% of total revenues, for the current quarter, from $1.2 million, or 18% of total revenues, for the comparable quarter last year. Sales and marketing costs for the six months ended September 2002 increased by 7% to $3.2 million, or 14% of total revenues, compared to $3.0 million or 26% of total revenues for the comparable period last year. The $610,000 increase for the current quarter and the $222,000 increase for the six-month ended was primarily due to an increase in personnel, consulting and facilities relating to the expansion and growth of our Products and Services segment of the business.

Advertising/Promotion expense for the second quarter was $335,000, which included on line advertising. In the prior year, advertising/promotion expense was $459,000, which included $250,000 of online email advertising and amortization of warrants related to marketing agreements.

During the remainder of fiscal year 2003, the Company plans to continue to expand our direct sales, marketing and customer care teams to increase customer retention and drive new revenue growth. The Company intends to continue to increase the number of paying consumers and enhance the lifetime value of each consumer and advertiser relationship. The Company expects that sales and marketing costs will increase in absolute terms but should continue to decline as a percentage of overall revenue.

PRODUCT DEVELOPMENT

Product development expenses consist of payroll and related expenses, Web hosting, consulting services and allocated overhead costs for the following: (1) developing and maintaining the Company's Web sites, (2) developing and maintaining key proprietary technology, and (3) developing proprietary products and services.

Product and development costs increased by 22% to $2.2 million, or 17% of total revenues, for the current quarter, from $1.8 million, or 26% of total revenues, for the comparable quarter in the prior year. Product and development increased by 51% to $4.3 million or 18% of total revenues for the six months ended, from $2.8 million or 24% for the same period in 2001. The increase of $389,000 for the three months ended and $1.4 million increase for the six months ended is primarily a result of growth in salaries, benefits and consulting expenses due to an expansion in network traffic, Web site development and product and service development.

Specific increases for the six months ended over the same period last year include payroll and benefits of $937,000; consulting expenses of $321,000; and facilities and Internet fees of $81,000.

Management anticipates that product development costs related to compensation and consulting services will continue to increase in absolute terms as the Company launches new and enhances existing product and service offerings. Internet costs are expected to increase commensurately with overall traffic and revenue growth. During the remainder of fiscal year 2003, the Company expects product development costs may increase slightly as a percent of revenues during fiscal year 2003 as we continue to invest in new products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist of payroll and related expenses for executive, finance, legal, human resources and administrative personnel; recruiting; outside legal and other professional fees; and other general corporate expenses.

General and administrative costs increased by 51% to $2.5 million, or 20% of total revenues, for the current quarter, from $1.7 million, or 25% of total revenues, for fiscal year 2001. The $859,000 increase was due primarily to growth in the number of management, legal and finance personnel, expansion of facilities and computer systems, and an increase in legal and accounting services to support the growth of our operations and infrastructure.

Specific increases for the current quarter over the same period last year include the following: payroll and related of $455,000; credit card fees of $300,000; and office, depreciation and facility expense increases of $92,000.

For the remainder of fiscal year 2003, the Company anticipates that general and administrative costs will decline as a percentage of revenues as the business obtains further economies of scale in this area.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

The Company evaluates the purchased goodwill and other intangible amounts for potential impairment on an at least an annual basis or upon the occurrence of a material adverse event. Amortization of acquisition-related intangible assets for the quarter ending September 30, 2002 reflects the stock acquisition of Infobeat and the asset acquisitions of FunnyGreetings, SpreadingJoy, VIZX, FunOne, Send4Fun, ResponseBase and other Web sites and certain customer name lists.

INTEREST AND OTHER INCOME, NET AND OTHER NON-OPERATING EXPENSE

                                                  Three Months Ended September 30,
                                                ----------------------------------
                                                  2002          2001      % Change
                                                --------      --------    --------
                                                    (IN THOUSANDS)
Interest income                                  $  29         $   0          NM
Interest and other financing expenses            $(160)        $(170)        (6%)
Non-recurring cancellation of stock options      $   0         $   0          NM
Other gains and losses                           $   0         $   0          NM
Extraordinary gain from retirement of debt       $   0         $   0          NM
Discontinued Operations                          $(105)        $ (71)         48%


                                                  Six Months Ended September 30,
                                                ----------------------------------
                                                  2002          2001      % Change
                                                --------      --------    --------
                                                    (IN THOUSANDS)
Interest income                                  $   39        $   0          NM
Interest and other financing expenses            $ (315)       $(295)          7%
Non-recurring cancellation of stock options      $ (452)       $   0          NM
Other gains and losses                           $  (24)       $   0          NM
Extraordinary gain from retirement of debt       $1,269        $   0          NM
Discontinued Operations                          $ (149)       $ (71)        110%


Interest and financing expense decreased slightly by 6% to $160,000 in the second quarter from $170,000 for the same period in 2001; and increased by 7% to $315,000 in the first six months, from $295,000 from the same period in 2001. The expense includes interest on the 550 Digital Media Ventures (Sony), capital lease obligations and notes to certain Web site developers.

The Company recognized a non-recurring expense for payments of approximately $452,000 to various stock option holders subsequent to June 30, 2002 for the cancellation of approximately 700,000 options.

During the prior quarter, the Company entered an agreement for the early retirement of approximately $1.7 million of long-term notes payable, resulting in an extraordinary gain of $1,269,000.

The Company recognized a loss from discontinued operations of $105,000 for the current quarter, $149,000 for the current six months ended and $71,000 in the prior year. This loss represents the settlement of outstanding balances related to CD and DVD e-commerce operations. The Company decided to discontinue its CD and DVD e-commerce operations in September of 2000.

INCOME TAXES

Due to net operating loss carryforwards resulting from cumulative operating losses, the Company had not recorded a provision for income taxes in the quarters ended September 30, 2002 and 2001. As of March 31, 2002, the balance of net deferred tax assets was $8,600,200. Utilization of the Company's net operating loss carry forwards, which begins to expire in 2020, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding reliability of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

NET INCOME

                                    Three Months Ended September 30,
                                 -------------------------------------
                                   2002            2001       % Change
                                 --------       ---------     --------
                                     (IN THOUSANDS)
Net Income                        $2,002           $852          135%


                                     Six Months Ended September 30,
                                 -------------------------------------
                                   2002            2001       % Change
                                 --------       ---------     --------
                                     (IN THOUSANDS)
Net Income                        $4,495          $1,247          261%


For the quarter ended September 30, 2002, the Company reported net income of $2,002,000 compared to $852,000 for the same period in 2002. In the current quarter net income from continuing operations was $2,107,000, compared to net income in the prior year of $923,000. For the six months ended September 30, 2002 the Company reported net income of $4.5 million compared to $1.2 million in the prior year. The increase in net income was due primarily to the growth in the Company's overall revenues from the growth of our Products and Services business segment and investments made during fiscal year 2002 to improve operating efficiencies. During fiscal year 2002, the Company introduced its Product and Services segment, which contributed approximately 56% of overall revenues for the current quarter and 51% for the six months ended September 30, 2002. Additionally, operating expenses declined significantly as a percentage of revenue to 55% in the current quarter from 70% in the comparable quarter last year and 56% for the current six months ended versus 77% for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Since its inception in April 14, 1999, the Company has satisfied its cash requirements from a combination of private placements of equity securities, short-term loans and cash flow from operations.

For the six months ended September 30, 2002, net cash generated from operating activities was approximately $2.1 million compared to $566,000 for the six months ended September 30, 2001.

During the remainder of fiscal year 2003, the Company intends to continue to invest in working capital, inventory, employees and technology that may cause net operating cash flows to fluctuate. For the remainder of the fiscal year, the overall positive cash flow trend is expected to continue.

Net operating cash flows for the six months ended September 30, 2002 consist of $4.5 million of net income; non-cash expenses, including depreciation and amortization of $812,000; warrants amortization of $360,000, which includes a non-recurring write-off of $192,000 for consulting services completed prior to the initial contract term; discontinued operations expense of $149,000; and an increase in the allowance for uncollectible accounts of $111,000. These sources of operating cash flow were partially offset by the non-cash extraordinary gain from the retirement of debt for $1,269,000; a decrease in accounts payables of $1,176,000 due to paying down of aged payables as the result of continued profitability; a decrease in deferred revenue of $588,000 due to current period delivery of advertising campaigns prepaid in the prior fiscal year; an increase in inventory of $328,000; an increase in prepaid expenses of $237,000; a decrease in accrued expenses of $128,000; an increase in current deferred charges of $127,000; a decrease of $83,000 in accounts receivable; and an increase in other long term assets of $51,000.

Net operating cash flows for the six months ended September 30, 2001 consist of $1,246,000 net income; non-cash expenses including an increase in the allowance for uncollectible accounts of $189,000; stock and warrants granted to consultants and affiliates of $343,000; and an increase in payables and other current liabilities of $448,000. These increases in operating cash flows were partially offset by an increase in receivables and other assets of $2,039,000.

Net cash used by investing activities was $4.7 million and $691,000 for the six months ended September 30, 2002 and 2001, respectively. The $4.7 million resulted from $3.1 million payment for the acquisition of the ResponseBase LLC assets comprising an online marketing company; $760,000 for the purchase of intangible assets; $573,000 for the purchase of fixed assets; and $250,000 for the purchase of investments. During the six months ended September 30, 2001, the $691,000 of net cash outflow resulted from $564,000 in purchases of intangible assets; and $127,000 for purchases of fixed assets.

Net cash used by financing activities was $649,000 and net cash provided for financing activities was $1.6 million for the six months ended September 30, 2002 and 2001, respectively. The $649,000 resulted from $1.3 million in deposits required for equipment and facilities leases; repayment of long term and short term notes totaling $615,000; and capitalized lease obligation payments of $300,000. This was offset by proceeds from capitalized lease obligations of $1.3 million. Net cash provided by financing activities of $1.6 million for the six months ended September 30, 2001 resulted from proceeds of short term loans of $2.5 million from 550 Digital Media Ventures in advance of the closing of the transaction that took place as of October 23, 2001; and was partially offset by net reduction in short-term and long- term obligation of $863,000.

As of September 30, 2002, the Company's principal commitments include obligations for leases amounting to approximately $1.3 million annually. These lease commitments expire at various dates through the fiscal year 2007.

As of September 30, 2002, the Company had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party or unconsolidated entities.

In June of 2002, the Company entered into a settlement agreement with certain web site developers to retire approximately $1.7 million of debt and related accrued interest for $497,000 resulting in a non-cash extraordinary gain of $1,269,000. Other non-cash activity included the conversion of $450,000 of debt and related accrued interest into shares of Company common stock.

Management of the Company believes that current cash on hand, together with net cash generated from operations, will provide sufficient working capital for the next 12 months. However, the Company will continue to seek financing for certain equipment purchases and other fixed asset acquisitions. Additionally, for certain acquisitions and other investments the Company may seek additional financing from private debt or equity placements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company places its cash and cash equivalents in banks with high quality standards. Cash investments consist of high quality short term investments generally with maturities of 30 days or less that bear immaterial exposure to interest rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Based upon an evaluation within the 90 days prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

10.60 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Bridge
           Ventures, Inc., dated September 25, 2001.(15)

10.61 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Nicholas
           Agriogianis, dated September 25, 2001.(15)

10.62 -- eUniverse, Inc. Common Stock Purchase Warrant issued to Marci Zaroff, dated September 25, 2001.(15)

10.65 --   Form of Warrant issued to certain eUniverse, Inc. Series A Preferred
           Stockholders as of October 22, 2001.(16)

10.66 --   eUniverse, Inc. Common Stock Purchase Warrant issued to Eisenberg
           Partners LLC, dated April 30, 2002.(18)

99.01 --   Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.*

* Filed herewith

(1) Incorporated by reference to eUniverse's Form 10 filed on June 14, 1999 (Registration File No. 0-26355).

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

(14) Incorporated by reference to eUniverse's Form 8-K filed on November 7, 2001.

(15) Incorporated by reference to eUniverse's Form 10-Q filed on November 14, 2001.

(16) Incorporated by reference to eUniverse's Form 10-Q filed on February 14, 2002.

(17) Incorporated by reference to eUniverse's Form 10-K filed on July 1, 2002.

(18) Incorporated by reference to eUniverse's Form 10-Q filed on August 14, 2002.

(b) Reports on Form 8-K.

         A Current Report on Form 8-K was filed by the Company with the SEC on September 19, 2002 to report the completion of the Company's acquisition of the assets of ResponseBase, LLC, a California-based online marketing company, as of September 5, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 eUNIVERSE, INC.
                                 Registrant

 Dated: November 14, 2002                    By  /s/ JOSEPH L. VARRAVETO
                                             ---------------------------------
                                             Joseph L. Varraveto
                                             Chief Financial Officer
                                             (Principal Financial Officer)
                                             and Registrant's Authorized Officer


                                  CERTIFICATION

              I, Brad D. Greenspan, certify that:

              1. I have reviewed this quarterly report on Form 10-Q of eUniverse, Inc.;

              2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

              3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

              4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

              6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14 , 2002

                                         /s/ Brad D. Greenspan
                                         ------------------------------
                                         Chairman of the Board of
                                         Directors and
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                  CERTIFICATION

              I, Joseph L. Varraveto, certify that:

              1. I have reviewed this quarterly report on Form 10-Q of eUniverse, Inc.;

              2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

              3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

              4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

              6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                             /s/ Joseph L. Varraveto
                                             -----------------------------
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                            STATEMENT OF DIFFERENCES
                            ------------------------

The section symbol shall be expressed as ..................................'SS'