Form 10-Q
period 2002-12-31
EUNIVERSE INC
filed 2003-02-14
CIK 1088244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to ___________________.

                         Commission file number: 0-26355

                                 eUNIVERSE, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                                              06-1556248
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      6060 CENTER DRIVE, SUITE #300
         LOS ANGELES, CALIFORNIA                                         90045
(Address of principal executive offices)                              (Zip Code)

                                  (310)215-1001
              (Registrant's telephone number, including area code)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of December 31, 2002, there were 24,808,246 shares of eUniverse, Inc. common stock outstanding.

                                 eUNIVERSE, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 2002 and
         March 31,2002.........................................................3

         Consolidated Statements of Operations for the three
         months and nine months ended December 31, 2002 and 2001...............4

         Statements of Cash Flows for the nine months ended
         December 31, 2002 and 2001............................................5

         Notes to Financial Statements.........................................6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION................................14

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........20

   ITEM 4.  CONTROLS AND PROCEDURES...........................................20

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.................................................20

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                        eUNIVERSE, INC. and Subsidiaries

                           Consolidated Balance Sheets

                                                                       December 31,     March 31,
                                                                           2002           2002
                                                                       ------------   ------------
                                                                       (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                           $  5,410,382   $  8,007,784
   Accounts receivable, net of allowances for
      doubtful accounts of $860,242 and $452,239, respectively            7,116,305      5,022,745
   Inventory                                                              1,255,838             --
   Prepaid expenses                                                       3,047,091      1,488,069
   Deferred charges and other current assets                                263,045        551,100
                                                                       ------------   ------------
         Total Current Assets                                            17,092,661     15,069,698

RESTRICTED CASH                                                           1,294,117             --

FURNITURE AND EQUIPMENT, less accumulated depreciation
   of $1,149,150 and $563,120, respectively                               3,371,601      2,293,836

GOODWILL, net of amortization of $545,769
   and $545,769 respectively                                             15,307,553     12,298,241
OTHER INTANGIBLES, net of amortization of $1,485,979 and $649,803
   respectively                                                           5,133,151      4,576,249

Deferred charges                                                             29,930        197,222
Deposits and other assets                                                   557,397        142,407
                                                                       ------------   ------------

            TOTAL ASSETS                                               $ 42,786,409   $ 34,577,653
                                                                       ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                    $  2,146,188   $  2,253,811
   Accrued expenses                                                       4,902,466      4,153,122
   Deferred Revenue                                                         552,542      1,033,698
   Notes payable, short-term non-affiliate                                  184,204        450,000
   Current portion of long-term notes payable, non-affiliate              2,952,229      2,683,390
   Current portion of long-term notes payable, affiliate                    832,222        393,672
   Capitalizable lease obligations, current                               1,026,363         28,028
                                                                       ------------   ------------
         Total Current Liabilities                                       12,596,214     10,995,721
                                                                       ------------   ------------
LONG-TERM NOTES PAYABLE, LESS CURRENT PORTION, NON-AFFILIATE                313,809      2,387,356
LONG-TERM NOTES PAYABLE, LESS CURRENT PORTION, AFFILIATE                         --        518,357
CAPITALIZED LEASE OBLIGATIONS                                               425,992             --

SHAREHOLDERS' EQUITY
   Preferred stock, $.10 par value; 40,000,000 shares
      authorized; 2,872,665 and 2,872,665 shares
         issued and outstanding, respectively                               287,267        287,267
   Common stock, $.001 par value; 250,000,000 shares authorized;
      24,765,496 and 23,542,219 issued and outstanding, respectively         24,765         23,542
   Treasury stock                                                           (36,000)       (36,000)
   Additional paid-in capital                                            69,780,558     68,766,181
   Retained deficit                                                     (40,606,197)   (48,364,771)
                                                                       ------------   ------------
         Total Shareholders' Equity                                      29,450,394     20,676,219
                                                                       ------------   ------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 42,786,409   $ 34,577,653
                                                                       ============   ============

   The accompanying notes are an integral part of these financial statements.

                        eUniverse, Inc. and Subsidiaries

                      Cosolidated Statements of Operations

                                                               Three Months Ended          Nine Months Ended
                                                                  December 31,                December 31,
                                                           -------------------------   -------------------------
                                                               2002          2001          2002          2001
                                                           -----------   -----------   -----------   -----------
REVENUE                                                    $25,854,135   $10,128,554   $49,753,268   $21,880,670

COST OF GOODS SOLD                                           7,044,097     2,468,914    11,346,888     3,167,099
                                                           -----------   -----------   -----------   -----------

GROSS PROFIT                                                18,810,038     7,659,640    37,806,380    18,713,571
                                                           -----------   -----------   -----------   -----------

OPERATING EXPENSES:

   Marketing and sales                                       7,915,186     1,292,639    13,412,341     4,704,583
   Product development                                       3,671,424     1,836,778     7,924,314     4,651,083
   General and administrative                                3,528,559     2,255,597     8,163,710     5,422,088
   Amortization of goodwill and other intangibles              350,423       177,815       835,010       226,304
                                                           -----------   -----------   -----------   -----------

TOTAL OPERATING EXPENSES                                    15,465,593     5,562,829    30,335,376    15,004,058
                                                           -----------   -----------   -----------   -----------

   OPERATING INCOME                                          3,344,445     2,096,811     7,471,004     3,709,513

NONOPERATING INCOME (EXPENSE)
   Interest income                                              24,042        13,644        62,956        13,792
   Interest and other financing expense                       (104,910)     (206,977)     (419,568)     (501,754)
   Cancellation of stock options                                    --            --      (452,000)           --
   Other gains and losses                                           --            --       (24,000)           --
                                                           -----------   -----------   -----------   -----------

   INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     3,263,577     1,903,478     6,638,392     3,221,551

INCOME TAXES                                                        --            --            --            --
                                                           -----------   -----------   -----------   -----------

   INCOME FROM CONTINUING OPERATIONS                       $ 3,263,577   $ 1,903,478   $ 6,638,392   $ 3,221,551
                                                           -----------   -----------   -----------   -----------

DISCONTINUED OPERATIONS:
   Loss from operations discontinued segment
    (net of applicable income taxes of $0)                          --       105,583      (148,818)       34,183

EXTRAORDINARY GAIN                                                  --            --     1,269,000            --
                                                           -----------   -----------   -----------   -----------

   NET INCOME                                              $ 3,263,577   $ 2,009,061   $ 7,758,574   $ 3,255,734
                                                           ===========   ===========   ===========   ===========

INCOME AVAILABLE TO COMMON SHARES                          $ 3,211,878   $ 2,009,061   $ 7,604,038   $ 3,255,734
                                                           ===========   ===========   ===========   ===========

Continuing operations earnings per common share            $      0.13   $      0.08          0.28   $      0.16
Discontinued operations earnings per common share          $        --   $      0.01         (0.01)  $        --
Extraordinary gain per common share                        $        --   $        --          0.05   $        --
                                                           -----------   -----------   -----------   -----------
Basic earnings per common share                            $      0.13   $      0.09          0.32   $      0.16
                                                           -----------   -----------   -----------   -----------
Diluted earnings per common share                          $      0.10   $      0.07          0.25   $      0.13
                                                           -----------   -----------   -----------   -----------

Basic weighted average common shares outstanding            24,600,496    22,514,621    24,142,979    20,245,135
                                                           -----------   -----------   -----------   -----------
Shares outstanding for diluted earnings per share           32,044,909    30,070,633    30,711,660    25,997,878
                                                           -----------   -----------   -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                        eUNIVERSE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash flows

                                                                Nine Months Ended December 31,
                                                                ------------------------------
                                                                     2002          2001
                                                                  -----------   -----------
OPERATING ACTIVITIES
   Net income                                                     $ 7,758,574   $ 3,255,734

   Transactions not requiring cash:
      Depreciation                                                    588,424       224,257
      Amortization of intangibles                                     835,010       225,138
      Loss from discontinued operations                               148,818            --
      Extraordinary Gain from retirement of debt                   (1,269,000)           --
      Bad Debts                                                       529,086       353,827
     Stock and warrants granted to outside consultants and
         affiliates                                                   455,348       343,449
      Non-cash financing related costs                                     --       110,074
   Changes in current assets                                       (5,604,819)     (778,668)
   Changes in current liabilities                                      11,747     1,030,386
   Others                                                             (10,794)      138,350
                                                                  -----------   -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                     3,442,394     4,902,547
                                                                  -----------   -----------

INVESTING ACTIVITIES
   Payment for investment                                            (250,000)           --
   Payment for acquisition                                         (3,780,459)           --
   Purchases of fixed assets                                         (890,639)     (385,963)
   Purchases of intangible assets                                    (719,912)   (1,614,197)
                                                                  -----------   -----------
      NET CASH USED IN INVESTING ACTIVITIES                        (5,641,011)   (2,000,160)
                                                                  -----------   -----------

FINANCING ACTIVITIES
   Proceeds from short term notes                                     398,300            --
   Repayment of short term notes                                     (734,502)   (2,496,481)
   Proceeds from capitalized lease obligations                      1,289,248     2,553,834
   Repayment of long term notes                                       (95,110)     (512,418)
   Restricted cash deposits as required by lease obligations       (1,281,000)           --
   Proceeds from sale of preferred stock                                          5,000,000
   Receipt of advances to officer                                                    40,000
   Proceeds from exercise of stock options                            565,601            --
   Payment on capitalized lease obligations                          (541,323)           --
                                                                  -----------   -----------
      NET CASH PROVIDED BY/(USED) IN FINANCING ACTIVITIES            (398,785)    4,584,935
                                                                  -----------   -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                (2,597,402)    7,487,322
Cash and cash equivalents, beginning of period                      8,007,784       218,841
                                                                  -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          5,410,382   $ 7,706,163
                                                                  ===========   ===========

CASH PAID DURING THE YEAR FOR:
   Interest Expense                                               $   187,380   $   123,849
                                                                  ===========   ===========
   Income taxes                                                   $        --   $        --
                                                                  ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                                                                    Nine Months Ended December 31,
                                                                                    ------------------------------
                                                                                           2002        2001
                                                                                        ---------   ----------
OTHER NON-CASH FINANCIAL ACTIVITIES

Stock issued in connection with acquisitions:
   Acquisition of Gamer's Alliance ..............................................              --      403,576
   Acquisition of eGames.com ....................................................              --      100,000
   Acquisition of ratedfun.com ..................................................              --       18,750
   Acquisition of Spreadingjoy.com ..............................................              --       75,000
Stock issued to employees, 7,992 and 16,653 shares respectively .................              --       25,000
Warrants issued in connection with services
   Performed and to be performed (1) ............................................              --      473,359
Warrants issued to preferred shareholders .......................................              --       69,464
Shares cancelled in payment of amounts due from employees .......................              --      (42,000)
Shares issued to Isosceles(2) ...................................................              --      212,500
Reduction of FunnyGreetings goodwill in connection with restructuring of
   obligation ...................................................................              --     (705,438)
Restructuring of obligation in connection with FunnyGreetings acquisition .......              --      705,438
Shares returned to treasury in payment of amounts due from
   employees ....................................................................              --      (36,000)
Stock options issued in connection with services performed and to be performed ..              --       72,640
Warrants issued to preferred shareholders .......................................              --      110,073
Stock issued in connection with purchase of Infobeat from 550 DMV(3) ............              --    9,940,000
Warrants cancelled that were issued to 550 DMV(3) ...............................              --    1,000,000
Stock issued in connection with 550 DMV warrant cancellation(3)..................              --   (1,000,000)
Issuance of below market preferred shares to 550 DMV in connection
   with Sony purchase agreement(3) ..............................................              --    1,923,076
Beneficial conversion of below market preferred shares to 550 DMV(3) ............              --   (1,923,076)
Non-cash retirement of debt to developers of JustSayWow and Send4Fun (4) ........       1,260,290           --
Shares issued to Saggi Capital in connection with payment of note (5) ...........         450,000           --
Capital lease obligations for software and hardware equipment ...................         676,401           --

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

(3) 550 Digital Media Ventures (Sony) share purchase agreement as previously disclosed

(4) During the quarter ended June 30, 2002, the Company entered into a settlement agreement to retire notes due of $1,663,319 for a cash payment of $403,029 resulting in an extraordinary gain.

(5) On August 12, 2002, Saggi Capital exercised its right to convert its $450,000 and accrued interest into 233,430 shares of Company common stock at $2.08 per share.

   The accompanying notes are an integral part of these financial statements.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1: ORGANIZATION AND LINE OF BUSINESS

eUniverse, Inc. (the "Company") is a Delaware corporation engaged in developing and operating a network of Web sites providing entertainment-oriented content and certain proprietary products and services. Effective December 30, 2002, The Company, previously a Nevada corporation, completed a statutory merger effected for the purpose of changing its state of incorporation from Nevada to Delaware by merging into a newly formed Delaware corporation, eUniverse, Inc. Further information regarding the Delaware reincorporation is contained in the Company's Form 8-K filed with the Securities and Exchange Commission on January 9, 2003. During the reporting period, the Company had two primary reporting segments: (1) Products and Services and (2) Media/Advertising. The Company conducts operations from facilities located in Los Angeles, CA; Santa Monica, CA; Montclair, CA and Mount Vernon, WA. The financial statements being presented include the accounts of eUniverse, Inc. and its consolidated subsidiaries. Prior to fiscal year 2002, the Company engaged in sales of audio CDs, videotapes (VHS), and digital video disks ("DVDs") over the Internet. This business was discontinued in October 2000. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2: ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with United States generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-K for the year ended March 31, 2002. Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months and nine months ended December 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

REVENUE RECOGNITION

The Company recognizes service revenue upon fulfillment and delivery of customer's advertising. Additionally, the Company derives revenue from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned.

The Company also earns revenue from services and electronic commerce transactions, including sales of products and services. Service revenue includes fees from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Service revenue also includes fees from the sale of non-refundable dating credits, which are recognized as credits are used. These credits are utilized in the Company's online dating service. Electronic commerce transactions include, but are not limited to, sales of laser and inkjet printer supplies, various consumer electronics, and other impulse merchandise. For these transactions, the Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. Fulfillment for the majority of these products is provided by an independent third party.

Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid. During the nine months ended December 31, 2002 and 2001, the Company recorded $588,000 and $325,000 as bartered advertising revenue, respectively. The Company enters into barter transactions to further future business relationships.

INVENTORY

Inventory is composed of inkjet and laser printer cartridges and various consumer merchandise, primarily digital cameras and other electronic products. The majority of Company inventories are held by unrelated third parties who operate the Company's order fulfillment. Inkjet and laser printer cartridge inventory is purchased and title is transferred to the Company automatically as orders are accepted from customers. All other inventories are purchased from suppliers and title transferred upon receipt of goods.

INTANGIBLE ASSETS

Intangible assets consist of goodwill, customer lists, trademarks, domain names and other intellectual property. These assets are assessed for impairment annually or upon an adverse change in operations and intangibles exclusive of goodwill are being amortized on a straight-line basis over a period of 3 to 5 years. Should events or circumstances occur subsequent to the acquisition of a business, which bring into question the realization or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of
                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

the particular assets as measured by undiscounted current and future operating income of that specified group of assets and expected undiscounted cash flows. Should an impairment be identified, an expense would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by discounted future cash flows.

ADVERTISING COSTS

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the nine months ended December 31, 2002 and 2001 advertising expense from continuing operations amounted to $7,946,016 and $1,650,346, respectively. These totals include media and affiliate expenses previously included in cost of goods sold for December 31, 2002 and 2001 of $6,980,134 and $434,329, respectively. The Company had no direct-response advertising during the periods presented.

NOTE 3: MAJOR CUSTOMERS

During the nine months ended December 31, 2002, approximately 6% of the Company's total revenues resulted from five customers ranging from 1% to 2% of total revenues each. These five customers comprised 18% of advertising revenues ranging 3% to 4% of advertising revenues each.

During the nine months ended December 31, 2001, approximately 44% of revenues were generated from the top five customers ranging from 5% to 12% of revenues each. These customers made up 62% of advertising revenue.

NOTE 4: AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

The net carrying value of goodwill and other intangibles recorded through acquisitions is $20,440,704 and $16,874,490 as of December 31,2002 and March 31, 2002, respectively. These assets will be assessed for impairment at least annually or upon an adverse change in operations. The Company evaluated the reduction in goodwill amortization periods based on management's assessment of future cash flows and the practice of other firms in the Internet industry. Since March 31, 2002, the Company has not noted any material adverse events that could cause an impairment of the net carrying value of goodwill or other intangible assets as of December 31, 2002.

The following are the goodwill and other intangible assets that will no longer be amortized:

                                                      December 31,    March 31,
                                                      ------------   -----------
                                                         2002           2002
                                                      ------------   -----------
Intangible Assets                                      $         0   $ 1,473,302
Goodwill                                                15,307,553    12,298,241
                                                       -----------   -----------
Total                                                  $15,307,553   $13,771,543

NOTE 5: FIXED ASSETS

Fixed assets, at cost, consist of the following:

                                                      December 31,    March 31,
                                                      -----------    ----------
                                                         2002           2002
                                                      -----------    ----------
Furniture and fixtures                                $    76,485    $   26,593
Computers and equipment                                 3,935,834     2,568,297
Purchased software                                        508,431       262,067
                                                      -----------    ----------
                                                        4,520,750     2,856,957
Less: accumulated depreciation                         (1,149,149)     (563,120)
                                                      -----------    ----------
Fixed assets, Net                                     $ 3,371,601    $2,293,836
                                                      ===========    ==========
                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

Accumulated amortization of purchased software as of December 31, 2002 and March 31, 2002 is $145,654 and $109,658, respectively.

Depreciation expense for the reporting periods was as follows:

                                                              Nine Months Ended
                                                                 December 31,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
Depreciation expense......................................   $588,424   $224,257

NOTE 6: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the short-term portion of the fair value of warrants or options issued or cash payments made in advance for marketing or other services to be rendered as follows:

                                                       December 31,    March 31,
                                                       ------------   ----------
                                                           2002          2002
                                                        ----------    ----------
Co-marketing agreement shares                           $   74,156    $  326,700
Prepaid eGames advance                                     285,000       300,000
Prepaid marketing expenses                                 730,808       107,142
Prepaid investment banking expenses                             --        23,333
Prepaid investor relations expenses                          3,900         9,677
Prepaid licensing agreements                               199,584       242,521
Prepaid insurance, advances & other                        576,217       141,604
Prepaid inventory                                          834,725       337,092
Credit Card Processor deposits                             342,701            --
                                                        ----------    ----------
                                                        $3,047,091    $1,488,069
                                                        ==========    ==========

NOTE 7: DEFERRED CHARGES

Deferred charges consist of the short-term portion of the unamortized fair value of warrants or options issued principally in connection with the securing of financing, investor relations services and web site development. Options issued to advertising affiliates for continued online advertising services are also included. All such options and warrants have been valued using the Black-Scholes method option pricing model (see also Note 14 - Warrants).

                                                       December 31,   March 31,
                                                       ------------   ---------
                                                           2002         2002
                                                         --------     ---------

Warrants:

Granted for investor relations services                  $146,828     $ 492,718
Granted for Web site development services                 146,147       255,604
                                                         --------     ---------
                                                          292,975       748,322
Less: Non-current portion

Granted for investor relations services                   (29,930)     (133,321)
Granted for Web site development services                      (0)      (63,901)
                                                         --------     ---------
   Total                                                 $263,045     $ 551,100
                                                         ========     =========
                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 8: NOTES PAYABLE, SHORT-TERM NON-AFFILIATE

Notes payable, short-term non-affiliate consists of the following:

                                                        December 31,   March 31,
                                                        ------------   ---------
                                                            2002         2002
                                                          --------     ---------

Insurance Finance Contracts                               $184,204
Saggi Capital (1)                                                       $450,000

                                                          --------      --------
                                                          $184,204      $450,000
                                                          ========      ========

1. On August 13, 2001, Saggi Capital purchased the $450,000 note formerly held by Videogame Partners. The note was payable in stock on June 12, 2002, and accrued interest at 8%. Saggi Capital expressed its intention to exercise its conversion rights pursuant to the agreement prior to June 30, 2002. During the quarter ended September 30, 2002, the Company issued 216,522 shares of Company common stock to Saggi Capital to redeem the note and pay applicable accrued interest.

NOTE 9: NOTES PAYABLE, LONG-TERM NON-AFFILIATE

Notes payable, long-term non-affiliate consists of the following:

                                                     December 31,    March 31,
                                                     ------------   -----------
                                                         2002          2002
                                                      -----------   -----------

550 Digital Media Ventures (Sony) (1)                 $ 2,289,764   $ 2,289,764
FunBug                                                    200,000       200,000
FunPageLand (2)                                           112,863       112,863
JustSayWow (2) (4)                                              0       951,313
Send4Fun (2) (4)                                                0       712,006
SFX Entertainment, Inc. (3)                               654,009       804,800
Other                                                       9,401             0
                                                      -----------   -----------
Total notes payable, long-term non-affiliate            3,266,038     5,070,746
Less: current portion                                  (2,952,229)   (2,683,390)
                                                      -----------   -----------
Notes payable, long-term non-affiliate, less
   current portion                                    $   313,809   $ 2,387,356
                                                      ===========   ===========

1. Due to Sony subsidiary 550 Digital Media Ventures on March 31, 2003. The note is convertible to common or preferred stock subject to certain conditions and is collateralized by a blanket lien on the assets of the Company. The note accrues interest at the prime rate plus 2%.

2. As of March 1, 2001, the Company entered into promissory notes in connection with settlements of amounts due pursuant to agreements with certain then-current employees that had developed Web sites, as listed above, and related content for the Company. Obligations were settled by entering into promissory notes having a term of 30 months and with the entire principal due on September 1, 2003. Interest accrues at 8% with payments of interest only payable at different dates for the various notes through September 2003. The note holders have the right at anytime to convert the unpaid balance of the note into shares of unregistered, restricted common stock of the Company at $6 per share.

3. In January 2002, the payment terms of this note were extended to January 1, 2004 from August 26, 2002. The note is collateralized by 2,600,000 shares of common stock owned by Brad D. Greenspan. Principal and interest payments are quarterly over the life of the note with an effective interest rate of 16.96%.

4. In June 2002, the Company recognized an extraordinary gain from the early retirement of the principal and related accrued interest of these notes payable. This retirement of debt resulted in the Company recognizing an extraordinary gain of $1.269 million.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 10: NOTES PAYABLE, LONG-TERM AFFILIATE

Notes payable, long-term affiliate consists of the following:

                                                      December 31,    March 31,
                                                      ------------   ----------
                                                         2002           2002
                                                       ---------     ----------

Deb's FunPages (1)                                     $ 287,336     $  287,336
FunnyGreetings (2)                                       544,886        747,165
                                                       ---------     ----------
Total notes payable, long-term affiliate                 832,222      1,034,501
Less: discount on notes                                  (69,368)      (122,472)
Less: current portion                                   (762,854)      (393,672)
                                                       ---------     ----------
Notes payable, long-term affiliate, less
   current portion                                     $       0     $  518,357
                                                       =========     ==========

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

2. In July 2001, the Company amended its agreement with an employee for the purchase of Funnygreetings.com. Under the prior agreement, the Company was obligated to pay $2,000,000. Under the new agreement, the Company reduced the obligation to $1,200,000, less $86,000 already received by the seller, and restructured the payment terms as described below. The Company made an additional payment of $129,814 in connection with Company financing which closed October 23, 2001 with 550 Digital Media Ventures as previously reported. The remaining balance of $984,146 is payable in thirty monthly installments subject to certain advertising revenues being achieved on the Funnygreetings.com Web site. Whenever revenue performance is not achieved in a given month, the monthly payment is reduced to a minimum of $20,000. The monthly installments and remaining balance of the note are payable within the next twelve months and represent a current liability.

In connection with this note, the seller filed suit against the Company during the quarter regarding the July 2001 amended agreement. (See Note 13, Commitments and Contingencies.)

NOTE 11: CAPITALIZED LEASE OBLIGATION

On May 3, 2002, the Company entered into a 24 month master lease and security agreement to borrow $1.1 million from Transamerica Equipment Financial Services Corporation for the sales lease back of certain equipment necessary to run the eUniverse network of Web sites. The lease rate excluding applicable sales taxes is $52,525 per month and is secured by an $825,000 letter of credit, or 75% of the principal due at the origination of the lease.

                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 12: ACCRUED EXPENSES

                                                       December 31,    March 31,
                                                       ------------   ----------
                                                           2002          2002
                                                       ------------   ----------
Accrued professional services                           $  560,808    $  757,430
Accrued compensation                                     1,521,764       868,613
Accrued royalties                                          294,090       487,130
Accrued interest                                           553,130       486,312
Accrued acquisition payments                               226,642       397,558
Accrued affiliate payments                                 132,696       212,345
Accrued marketing                                          908,346        58,250
Accrued inventory payable                                  158,760            --
Other accrued expenses                                     546,231       885,484

                                                        ----------    ----------
                                                        $4,902,466    $4,153,122
                                                        ==========    ==========

NOTE 13: COMMITMENTS AND CONTINGENCIES

Litigation

As previously disclosed, on July 6, 2001, Adolph Komorsky Investments,
Inc. ("AKI"), an Illinois corporation with its principal place of business in Tarrytown, New York, filed a complaint against the Company in the Supreme Court of the State of New York, County of Westchester. AKI alleges that the Company breached a consulting agreement with AKI by failing and refusing to pay cash and warrants due under the agreement. The Company filed an answer to AKI's complaint denying AKI's allegations and asserting defenses to the claims including the failure of AKI to perform its obligations under the consulting agreement. On February 11, 2003, the Company accepted an offer by AKI to settle this matter for a one-time cash payment in an amount not exceeding the reserve established by the Company to cover this contingent liability. The settlement is expected to be documented and finalized in the near future and is not expected to have any material adverse effect on the Company.

On October 17, 2002, the Company filed a complaint in the Superior
Court of Los Angeles, California, against Jody Henderson, the former owner and proprietor of the Company's interactive entertainment website known as FunnyGreetings. The Company is seeking an order from the California Court declaring the validity and enforceability of, and the Company's compliance with, an amendment to the acquisition agreement pursuant to which the Company purchased FunnnyGreetings from Mr. Henderson in September of 2000. The terms of the amendment, which was executed by the parties in July of 2001, resulted in, among other things, an $800,000.00 reduction in the minimum purchase price to be paid by the Company to Mr. Henderson for the FunnyGreetings business. The Company filed the lawsuit due to Mr. Henderson's allegations that (1) the Company breached the purchase agreement by not accounting for all, and/or by undermining, sources of revenue from the Company's operation of the FunnyGreetings website thereby adversely affecting amounts due to Mr. Henderson under the purchase agreement, and (2) the amendment to the purchase agreement was the result of economic duress and is unenforceable. In January of 2003, the Company was served with a lawsuit filed by Mr. Henderson in the Circuit Court of Fayette County, Kentucky, which includes claims based on the above allegations. On January 9, 2003, the Company removed the lawsuit to the United States District Court for the Eastern District of Kentucky. The Company believes that Mr. Henderson's claims are without merit and intends to vigorously defend itself.

NOTE 14: EQUITY COMPENSATION PLAN

STOCK OPTIONS:

Under the Company's 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 9,000,000 shares of common stock have been reserved for issuance under the Plan. Typically, options granted under the plan will vest ratably over 3 years with 1/3 vesting after 12 months and the remaining vesting in 1/12 increments each 3 months thereafter. During the quarter ended December 31 , 2002, the Company issued 221,600 options with exercise prices ranging from $2.20 to $4.42. As of December 31, 2002, 7,221,712 options were outstanding at a weighted average price of $4.04, of which 3,301,727 options were exercisable at a weighted average price of $2.63.

                                                                        WEIGHTED
                                              NUMBER OF     EXERCISE    AVERAGE
                                                SHARES       PRICE       PRICE
                                             ----------   -----------   --------
Outstanding at 3-31-2002 .................    8,706,681   $1.75-7.00    $3.16

Granted ..................................      544,729    2.20-5.41     3.17
Cancelled ................................   -1,955,456   2.72-11.40     6.42
Exercised ................................      -74,242    1.75-3.44     2.64
Forfeited ................................           --

                                             ----------   -----------   ------
Outstanding at 12-31-2002 ................    7,221,712   $ 1.75-7.00    $4.04

Options exercisable at 12-31-2002 ........    3,301,727   $ 1.75-7.00    $2.63
                        eUNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

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

On July 12, 2002, the Company agreed to pay approximately $452,000 to various stock option holders in exchange for the cancellation of approximately 700,000 options. This resulted in a non-recurring charge to income from continuing operations.

WARRANTS:

The Company has granted warrants to purchase common stock in connection with debt and services.

Warrants outstanding and exercisable as of December 31, 2002 were 1,675,286; with exercise prices ranging from $1.00 to $5.03 per share. Warrants outstanding as of March 31,2002 were 2,079,901; with exercise prices ranging from $1.00 to $4.50 per share.

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

Summarized information by segment as excerpted from the internal management reports is as follows for the nine months ended December 31,2002:

                                            Media/     Products &
                                         Advertising    Services        Total
                                         -----------   -----------   -----------

Net Sales                                $17,590,844   $32,162,425   $49,753,269

Gross Profits                            $16,901,246   $20,905,134   $37,806,380


NOTE 16: BUSINESS COMBINATIONS

In August 2002, the Company entered into a joint venture with VintaCOM Media Group Inc., an Alberta, Canada company to form Relationship Exchange Company, LLC (REC), a Nova Scotia, Canada company for the purpose of expanding the Internet dating businesses of both parties. VintaCOM has agreed to license certain intellectual property and provide hosting and technical services to REC in exchange for a 51% share of REC. The Company received the remaining 49% of REC. Unanimous approval of both parties is required over certain corporate governance matters and the Company has significant influence over major operating decisions affecting the joint venture. The Company will report its share of REC profits and losses and its investment in REC using the equity method of accounting. No significant profits or losses have been reported to date.

In September 2002, the Company entered into two joint ventures with Michael Casey Enterprises, LLC, a California company to form Abdominal King, LLC, a Delaware company, and Yogabol, LLC, a Delaware company to distribute certain fitness products. The Company has received a 51% interest and substantial control over corporate governance and daily operations for a cash investment for marketing support through December 31, 2002 of approximately $0.6 million. No significant profits and losses have been reported by either joint venture to date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for the current quarter reflect the consolidated operations of eUniverse, Inc. and its subsidiaries. The following subsidiaries were acquired or created during the periods being discussed below, and therefore their financial results are not fully represented in all such periods: Infobeat L.L.C. f/k/a Indimi, L.L.C. (acquired as of October 23, 2001); Performance Marketing Group, LLC (created as of July 22, 2002); Relationship Marketing Services (acquired as of July 10, 2002); and Ultra Conversions, LLC (acquired as of
May 15, 2002).

Effective October 10, 2000, the Company sold the assets of CD Universe to CLBL, Inc. and the results of that segment are treated as a discontinued operation in the financial statements.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 2002 ("CURRENT QUARTER") VS. QUARTER ENDED DECEMBER 31, 2001

NET REVENUES

In the current quarter, approximately 76% of the Company's revenues were derived from its Product and Services segment, which was launched June, 2001 with the remaining 24% from paid third party advertising. During the quarter ended December 31, 2001, 61% of the Company's revenues from continuing operations were derived from paid thirdparty advertising and the remaining 39% of revenue came from the Products and Services segment. The Company intends to continue its strategy of growing and diversifying its revenues by introducing and enhancing various proprietary products and services. Management of the Company believes that the Product and Services segment will continue to be the primary revenue driver for the Company. The Products and Services segment is anticipated to grow both in total dollars and as a percentage of total revenue.

Products and Services segment revenues are derived primarily from subscriptions, merchandise sales and fees charged for activity based games and other items. The Company's third party advertising commitments range from one week to three months with revenue derived from Cost Per Acquisition (CPA), Cost Per Click
(CPC), Cost Per Impression (CPM) agreements with its customers.

Services revenues include fees from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Service revenues also include fees from the sale of non-refundable dating credits, which are recognized as credits are used.

The Company launched a new online product and service featuring the Colorgenics Psychological Profiling System in September 2002. Colorgenics sells subscriptions where users can obtain a detailed psychological analysis and e-mail newsletter.

In August 2002, the Company launched Performance Marketing Group, LLC (PMG), an online direct marketing company specializing in designing, planning, implementing and optimizing advertising campaigns for online publishers. PMG has significantly increased overall revenues and profitability through the purchase and optimization of media campaigns and is expected to expand its activities.

Electronic commerce transactions include product sales for items such as laser and inkjet printer supplies, various consumer electronic products, consumer health products and various impulse merchandise. For these transactions, the Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. Product fulfillment is outsourced to independent third parties.

Revenues from barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid. The Company had no barter transactions during the current quarter.

The Company recognizes revenues as the amount paid upon the delivery and fulfillment of advertising, provided that the collection of the resulting receivable is probable.

($ in Thousands)

                                                         Three Months Ended December 31,
                                   ----------------------------------------------------------------------
                                                   % of                    % of                       %
                                       2002      Revenues       2001      Revenues     Change      Change
                                   -----------   --------   -----------   --------   -----------   ------
Revenues:
     Media/Advertising.........   $ 6,328,499      24.5%    $6,189,857      61.1%     $   138,642      2.2%
     Products and services.....    19,525,636      75.5%     3,938,697      38.9%      15,586,939    395.7%
                                  -----------     -----    -----------     -----      -----------    -----
Total Revenues.................   $25,854,135     100.0%   $10,128,554     100.0%     $15,725,581    155.3%

                                                          Nine Months Ended December 31,
                                   ----------------------------------------------------------------------
                                                   % of                    % of                       %
                                       2002      Revenues       2001      Revenues     Change      Change
                                   -----------   --------   -----------   --------   -----------   ------
     Media/Advertising.........   $17,590,844      35.4%   $16,088,268        73.5%      $1,502,576    9.3%
     Products and services.....    32,162,425      64.6%     5,792,402        26.5%      26,370,023  455.3%
                                  -----------     -----    -----------       -----      -----------  -----
Total Revenues.................   $49,753,269     100.0%   $21,880,670       100.0%     $27,872,599  127.4%

For the current quarter, total revenue increased 155% to $25.9 million, up from $10.1 million reported the same quarter in 2001. For the nine months ended December 31, 2002 total revenue increased 127% to $49.8 million, up from $21.9 million reported for the same period in 2001. The increase is due to the introduction of the Products and Services segment, which contributed substantially all of the overall increase in revenues of $15.6 million for the current quarter. The revenues produced from this segment were primarily from recurrent transaction products (e.g. ink jet cartridges), subscription-based services (e.g. dating, fitness, premium memberships) and the sale of impulse merchandise. The Company intends to continue to add to and upgrade its product and service offerings during the remainder of fiscal year 2003 and for the fore seeable future

Revenues from Media and Advertising increased approximately 2% to $6.3 million up from $6.2 million, in the third quarter. For the nine months ended December 31, 2002, revenues from Media and Advertising were up 9% to $17.6 million, from $16.1 million for the prior year, due primarily to an increase in available advertising space from newly launched and acquired sites.

For the nine months ended December 31, 2002, the top five customers made up 18% of media/advertising revenue, down from 62% in the prior year. The top five customers comprised 7% of total revenues in the current period, a decline from 44% in the comparable nine month period in the prior year.

The Company expects that revenue from the Products and Services segment will continue to increase as percentage of overall revenues during fiscal years 2003 and 2004. Management plans to continue to allocate a greater percentage of available advertising inventory to promote proprietary Company products and services. Consequently, revenue growth from Media/Advertising may slow during the remainder of fiscal year 2003 and during fiscal year 2004.

Revenue also includes barter and non-cash advertising where the Company exchanges advertising on our sites for similarly valued online advertising or other services. The Company did not enter into any barter transactions in the current quarter. The Company's barter value was $588,000, or 1% of total revenue, for the nine months ended December 31, 2002. The Company's barter and non-cash advertising constituted $325,000, or 1% of total revenue, in the nine months ended December 31, 2001. The Company typically uses barter transactions to test prospective media/advertising purchases or sales campaigns with the anticipation of additional advertising business.

COST OF GOODS SOLD
($ in Thousands)

                                                            Three Months Ended December 31,
                                         -------------------------------------------------------------------
                                                        % of                    % of                     %
                                            2002      Revenues      2001      Revenues     Change     Change
                                         ----------   --------   ----------   --------   ----------   ------
     Cost of Advertising.............    $  286,525     4.5%   $   41,298       0.7%     $  245,227    593.8%
     Cost of Products and services...     6,757,572    34.6%    2,427,616      61.6%      4,329,957    178.4%
                                         ----------    -----   ----------      -----     ----------    ------
Total Cost of Goods Sold.............    $7,044,097    27.2%   $2,468,914      24.4%     $4,575,184    185.3%

                                                            Nine Months Ended December 31,
                                         --------------------------------------------------------------------
                                                         % of                    % of                     %
                                             2002      Revenues      2001      Revenues     Change     Change
                                         -----------   --------   ----------   --------   ----------   ------
     Cost of Advertising.............   $   689,598      3.9%    $  603,182      3.7%    $   86,416     14.3%
     Cost of Products and services...    11,257,291     35.0%     2,563,917     44.3%     8,693,374    339.1%
                                         ----------    -----     ----------     -----     ----------   -----
Total Cost of Goods Sold.............   $11,946,888     24.0%    $3,167,099     14.5%    $8,779,789    277.2%

% of revenues based on segment cost of goods sold divided by segment revenues

Cost of goods sold consists primarily of the cost of products for the commerce offerings within the Products and Services segment. Fees paid to third parties for media space, license agreements and ad sharing revenue arrangements for content and other service providers are reflected in sales and marketing expenses effective with the current quarter. Credit card fees, previously shown in general and administrative expense have been reclassified into cost of goods sold, a preferable method of disclosure. Prior year amounts have been revised accordingly.

During the current quarter, cost of goods sold increased 185% to $7.1 million, or 27% of total revenues, from $2.5 million or 24% of total revenues in 2001. For the current quarter, costs of Products and Services were $6.8 million compared to $2.4 million in the same period in 2001. Cost of revenues rose due to increased Products and Service segment revenues partially off set by lower product costs. For the nine months ended December 31, 2002, cost of goods sold increased 277% to $11.9 million from $3.2 million. The increase was due to the launch of the Products and Services segment in the prior year.

The Company expects total cost of revenues to increase proportionately or slightly decline as a percentage of revenues as the Products and Services segment continues its growth. The Company will continue to seek purchasing economies of scale and additional operating efficiencies in its sourcing and logistics processes.

OPERATING COSTS

Our operating costs were as follows for the years indicated (dollars in thousands):

($ in Thousands)

                                                             Three Months Ended December 31,
                                         --------------------------------------------------------------------
                                                         % of                    % of                     %
                                            2002       Revenues      2001      Revenues     Change     Change
                                         -----------   --------   ----------   --------   ----------   ------
Operating Costs:
   Sales and marketing ...............   $ 7,915,187     30.6%    $1,292,639     12.8%    $6,622,548   512.3%
   Product development ...............     3,671,425     14.2%     1,836,778     18.1%     1,834,647    99.9%
   General and administrative ........     3,528,559     13.6%     2,255,597     22.3%     1,272,962    56.4%
   Amortization of goodwill &
      other intangibles ..............       350,423      1.4%       177,815      1.8%       172,608    97.1%
                                         -----------     ----     ----------     ----     ----------   -----
Total Operating Costs ................   $15,465,594     59.8%    $5,562,829     54.9%    $9,902,765   178.0%

                                                               Nine Months Ended December 31,
                                         ----------------------------------------------------------------------
                                                         % of                     % of                      %
                                             2002      Revenues       2001      Revenues      Change     Change
                                         -----------   --------   -----------   --------   -----------   ------
Operating Costs:
   Sales and marketing ...............   $13,412,341     27.0%    $ 4,704,583     21.5%    $ 8,707,758   185.1%
   Product development ...............     7,924,314     15.9%      4,651,083     21.3%      3,273,231    70.4%
   General and administrative ........     8,163,710     16.4%      5,422,088     24.8%      2,741,622    50.6%
   Amortization of goodwill &
      other intangibles ..............       835,010      1.7%        226,304      1.0%        608,706   269.0%
                                         -----------     ----     -----------     ----     -----------   -----
Total Operating Costs ................   $30,335,375     61.0%    $15,004,057     68.6%    $15,331,318   102.2%

% of revenues based on operating costs divided by total revenues

SALES AND MARKETING

Sales and marketing costs consist primarily of media purchases, promotional and advertising costs, personnel costs, commissions, agency and consulting fees, and allocated overhead for facilities and other costs. The Company has a direct sales force that sells our inventory of advertisements to advertisers and advertising agencies.

Media and affiliate costs have been reclassified from cost of sales in the current quarter. The previous period has been adjusted accordingly.

Sales and marketing costs increased by 512% to $7.9 million, or 31% of total revenues, for the current quarter, from $1.3 million, or 13% of total revenues, for the comparable quarter last year. Sales and marketing costs for the nine months ended December 2002 increased by 185% to $13.4 million, or 27% of total revenues, compared to $4.7 million or 22% of total revenues for the comparable period last year. The $6.6 million and $8.7 million increases for the current quarter and nine month period, respectively, were due to increased media purchases and marketing employees. The relatively large increase in media expense was a means to more fully expand the marketing reach to new customers, and increase revenues and profits outside of the eUniverse network of Web sites. The increase in marketing staff was to support new product and service categories and to identify and develop new or enhance existing products and services. Media expense comprised $5.0 million and $7.9 million for the quarter and nine months, respectively. Overall media increased to 16% as a percentage of revenues in the nine month period from 8% for the same period last year. Salaries increased $1.5 million in the nine month period due to increased hiring while salaries declined slightly as a percentage of revenues. The remaining increase was composed of additional consulting expense, facility costs, bad debts expense and public relations.

During the remainder of fiscal year 2003 and in fiscal 2004, the Company plans to continue to expand its direct sales, marketing and customer care teams to identify new product and service offerings, increase customer loyalty and drive new revenue growth. The Company intends to continue to increase the number of paying consumers and enhance the lifetime value of each consumer and advertiser relationship. Excluding media purchases, the Company expects that sales and marketing costs will increase in absolute terms but will continue to decline as a percentage of overall revenue. However, media purchases are not expected to be significantly change as a percentage of sales during fiscal year 2004.Such purchases will continue as a means for the Company to expand its advertising reach, optimize revenues and profitability and further develop its core paying customer base.

PRODUCT DEVELOPMENT

Product development expenses consist of payroll and related expenses, Web hosting, consulting services and allocated overhead costs for the following: (1) developing and maintaining the Company's Web sites, (2) developing and maintaining key proprietary technology, and (3) developing proprietary products and services.

Product and development costs increased by 100% to $3.7 million, or 14% of total revenues, for the current quarter, from $1.8 million, or 18% of total revenues, for the comparable quarter in the prior year. Product and development costs increased by 70% to $7.9 million or 16% of total revenues for the nine months ended December 31, 2002, from $4.7 million or 21% for the same period in 2001. The increases of $1.8 million and $3.3 million for the quarter and the nine month periods, respectively were primarily due to increased staff and related salaries, benefits and consulting costs. The increase in staff and consulting was to support increased technology, database and content development related to an increase in new products and services. Internet hosting fees were slightly lower in the nine month period leading to a decrease in product development costs as a percentage of revenues. Salaries and related costs, which increased $2.2 million in the nine month period, were slightly lower as a percentage of revenues.

The remaining significant increases for the nine month period were due to increased consulting of $0.8 million and facility costs of $0.2 million. Facility costs rose consistent with the growth in the technology and consulting staff.

Management anticipates that product development costs related to compensation and consulting services will continue to increase in absolute terms with development of new or expansion of existing product and service categories, but decline slightly as a percentage of revenue as the Company leverages its technology and content development processes. Internet costs are expected to slightly decrease or remain unchanged as a percentage of revenues as overall traffic and revenue grows. During the remainder of fiscal year 2003 and in fiscal year 2004,the Company expects product development costs may increase slightly as a percent of revenues as it continues to invest in new products and services.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist of payroll and related expenses for executive, finance, legal, human resources and administrative personnel; recruiting; outside legal and other professional fees; and other general corporate expenses.

General and administrative costs increased by 56% to $3.5 million, or 14% of total revenues, for the current quarter, from $2.3 million, or 22% of total revenues, for fiscal year 2001. For the nine months ended December 31, 2002, these costs increased by 51% from $5.4 million to $8.2 million for the comparable period last year. The $1.3 million and $2.8 million increases for the quarter and nine month periods were due to growth in the number of management, legal and finance personnel, expansion of facilities and computer systems, and an increase in legal and accounting services to support the growth of Company operations and infrastructure.

Credit card fees have been reclassified into cost of goods sold effective with this quarter. The prior period has been adjusted accordingly.

Specific increases for the nine months ended December 31, 2002 compared to the same period last year include payroll and related of $1.0 million; and depreciation of $0.4 million The remainder was due to facility and lease expenses and various royalty and license expenses. Overall, general and administrative fees declined as a percentage of revenues with the largest decreases in legal, salaries and related, and consulting services.

For the remainder of fiscal year 2003, the Company anticipates that general and administrative costs will decline as a percentage of revenues as the business obtains further economies of scale in this area.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

The Company evaluates the purchased goodwill and other intangible amounts for potential impairment on an at least an annual basis or upon the occurrence of a material adverse event. Amortization of acquisition-related intangible assets for the quarter ending December 31, 2002 reflects the stock acquisition of Infobeat and the asset acquisitions of FunnyGreetings, SpreadingJoy, VIZX, FunOne, Send4Fun, Colorgenics, ResponseBase and other Web sites and customer name lists.

INTEREST AND OTHER INCOME, NET AND OTHER NON-OPERATING EXPENSE

($ in Thousands)

                                                                   Three Months Ended December 31,
                                                  -----------------------------------------------------------------
                                                                 % of                    % of                   %
                                                     2002      Revenues      2001      Revenues    Change    Change
                                                  ----------   --------   ----------   --------   --------   ------
Interest Income ...............................   $   24,042      0.1%    $   13,644      0.1%    $ 10,398     76.2%
Interest and other financing expense ..........     (104,910)    -0.4%      (201,340)    -2.0%      96,430    -47.9%
Other gains and losses ........................            0                  (5,637)    -0.1%       5,637   -100.0%

                                                  ----------     ----     ----------     ----     --------   ------
Total Interest and Non-Operating Expense ......    ($ 80,868)    -0.3%     ($193,333)    -1.9%    $112,465    -58.2%

                                                                     Nine Months Ended December 31,
                                                  -------------------------------------------------------------------
                                                                 % of                    % of                     %
                                                     2002      Revenues      2001      Revenues     Change     Change
                                                  ----------   --------   ----------   --------   ----------   ------
Interest Income ...............................   $   62,955      0.1%    $   13,792      0.1%    $   49,164    356.5%
Interest and other financing expense ..........     (419,568)    -0.8%      (501,754)    -2.3%        82,186    -16.4%
Non-recurring cancellation of stock options ...     (452,000)    -0.9%                    0.0%      (452,000)      nm
Other gains and losses ........................      (24,000)                      0                 (24,000)      nm
Extraordinary gain from retirement of debt ....    1,269,000      2.5%                    0.0%     1,269,000       nm
Discontinued operations .......................     (148,818)    -0.3%        34,183      0.2%      (183,001)  -535.4%
                                                  ----------     ----     ----------     ----     ----------   ------
Total Interest and Non-Operating Expense ......   $  287,569      0.6%     ($453,779)    -2.1%    $  741,349   -163.4%

% of revenues based on operating costs divided by total revenues

Interest and financing expense decreased by 48% to $105,000 in the current quarter from $201,000 for the same period in 2001 primarily due to a replacement of higher interest rate financing with 0% fair market value capitalized lease obligations and a reduction in total financing; and decreased 16% to $419,000 in the nine months ended December 31, 2002, from $502,000 from the same period in 2001. The expense includes interest on the 550 Digital Media Ventures (Sony), capital lease obligations and notes to certain Web site developers.

The Company recognized a non-recurring expense for payments of approximately $452,000 to various stock option holders subsequent to June 30, 2002 for the cancellation of approximately 700,000 options.

During the quarter ended June 30, 2002, the Company entered an agreement for the early retirement of approximately $1.7 million of long-term notes payable, resulting in an extraordinary gain of $1,269,000.

The Company recognized a loss from discontinued operations $149,000 for the nine months ended December 31, 2002. This loss represents the settlement of outstanding balances related to CD and DVD e-commerce operations. The Company decided to discontinue its CD and DVD e-commerce operations in September of 2000.

INCOME TAXES

Due to net operating loss carryforwards resulting from cumulative operating losses, the Company had not recorded a provision for income taxes in the quarters ended December 31, 2002 and 2001. As of March 31, 2002, the balance of net deferred tax assets was $8,600,200. Utilization of the Company's net operating loss carry forwards, which begins to expire in 2020, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding realizability of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

NET INCOME
($ in Thousands)

                                                     Three Months Ended December 31,
                                 ----------------------------------------------------------------------
                                                 % of                     % of                      %
                                     2002      Revenues       2001      Revenues     Change      Change
                                 -----------   --------   -----------   --------   -----------   ------
Revenues                         $25,854,135    100.0%    $10,128,554    100.0%    $15,725,581    155.3%
Cost of Goods Sold                 7,044,097     27.2%      2,468,914     24.4%      4,575,184    185.3%
                                 -----------    -----     -----------    -----     -----------   ------
Gross Margin                      18,810,038     72.8%      7,659,640     75.6%     11,150,397    145.6%
                                 -----------    -----     -----------    -----     -----------   ------
Operating Expenses                15,465,594     59.8%      5,562,829     54.9%      9,902,765      178%
Nonoperating Income/(Expenses)       (80,868)    -0.3%       (193,333)    -1.9%        112,465    -58.2%
Discontinued Operations                    0        0         105,583      1.0%       (105,583)  -100.0%
                                 -----------    -----     -----------    -----     -----------   ------
Net Income                       $ 3,263,576     12.6%    $ 2,009,061     19.8%    $ 1,254,515     62.4%
                                 ===========    =====     ===========    =====     ===========   ======

                                                     Nine Months Ended December 31,
                                 ----------------------------------------------------------------------
                                                 % of                     % of                      %
                                     2002      Revenues       2001      Revenues     Change      Change
                                 -----------   --------   -----------   --------   -----------   ------
Revenues                         $49,753,269    100.0%    $21,880,670    100.0%    $28,872,599    127.4%
Cost of Goods Sold                12,946,888     24.0%      3,167,099     14.5%      8,779,789    277.2%
                                 -----------    -----     -----------    -----     -----------   ------
Gross Margin                      37,806,380     76.0%     18,713,571     85.5%     19,092,809    102.0%
                                 -----------    -----     -----------    -----     -----------   ------
Operating Expenses                30,335,375     61.0%     15,004,057     68.6%     15,331,318    102.2%
Nonoperating Income/(Expenses)       287,569      0.6%       (453,779)    -2.1%        741,349   -163.4%
                                 -----------    -----     -----------    -----     -----------   ------
Net Income                       $ 7,758,575     15.6%    $ 3,255,734     14.9%    $ 4,502,840    138.3%
                                 ===========    =====     ===========    =====     ===========   ======

% of revenues based on operating costs divided by total revenues

For the quarter ended December 31, 2002, the Company reported net income of $3.3 million compared to $2.0 million for the same period in 2001. For the nine months ended December 31, 2002 the Company reported net income of $$7.8 million compared to $3.3 million in the prior year. The increase in net income was due primarily to the growth in the Company's overall revenues from the growth of our Products and Services business segment and investments made during fiscal year 2002 to improve operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Since its inception in April 14, 1999, the Company has satisfied its cash requirements from a combination of private placements of equity securities, short-term and long-term debt and cash from operations.

For the nine months ended December 31,2002, net cash generated from operating activities was approximately $3.4 million compared to $4.9 million for the nine months ended December 31, 2001 due to increased receivables, inventory and prepaid marketing related to seasonal holiday sales and new business initiatives partially offset by increased profitability.

Net operating cash flows for the nine months ended December 31, 2002 consist of $7.8 million of net income; non-cash expenses, including depreciation and amortization of $1.4 million; bad debts expense of $0.5 million; warrant amortization of $0.4 million, which includes a non-recurring write-off of $0.2 million for consulting services completed prior to the initial contract term; and discontinued operations expense of $0.1 million. These sources of operating cash flow were partially offset by an increase in receivables and inventory primarily due to holiday sales and prepaid marketing and inventory for the AbKing and Yogabol joint ventures; and by the non-cash extraordinary gain from the retirement of debt for $1.3 million as previously disclosed.

During the remainder of fiscal year 2003 and in fiscal year 2004, the Company intends to continue to invest in working capital including inventory as well as in increased staffing and technology that may cause net operating cash flows to fluctuate. For the remainder of the fiscal year and into the next, the overall positive cash flow trend is expected to continue.

The Company anticipates that cash from operations will grow commensurately with profits and will continue to seek to optimize its working capital positions in inventory, receivables and prepaid marketing.

Net operating cash flows for the nine months ended December 31, 2001 consist of $3.3 million of net income, $3.3 million of non-cash expenses for depreciation, amortization, warrant amortization and bad debts of $1.3 million; and an increase in payables and other current liabilities and other items of $1.2 million. These items were partially offset by an increase in receivables and other current assets of $0.8 million.

Net cash used by investing activities was $5.6 million and $2.0 million for the nine months ended December 31, 2002 and 2001, respectively. The $5.6 million resulted from a $3.3 million acquisition of the certain assets of Response Base, LLC, an online marketing company; $0.9 million for computer hardware, software and other fixed assets; $1.0 million for customer and email lists and other intangible assets; $0.25 million for the purchase of investments. During the nine months ended December 31, 2001, the $2.0 million used in investing activities resulted from the purchase of subscriber databases for $0.9 million; Websites and related assets of $0.7 million and computer hardware and software of $0.4 million.

Net cash used by financing activities was $0.4 million and net cash provided for financing activities was $4.6 million for the nine months ended December 31, 2002 and 2001, respectively. The $0.4 million in the current period resulted from $1.3 million in deposits required for equipment and facilities leases; repayment of long term and short term notes totaling $0.8 million; and capitalized lease obligation payments of $0.5 million. These items were offset by proceeds from capitalized lease obligations of $1.3 million; proceeds from the exercise of stock options of $0.6 million and the financing of short term insurance contracts of $0.4 million. Net cash provided by financing activities of $4.6 million for the nine months ended December 31, 2001 resulted from proceeds of the sale of $5 million of Preferred Series B stock to 550 Digital Media Ventures, a subsidiary of Sony, as previously disclosed; partially offset by net reduction in short-term and long-term obligations of $0.5 million.

As of December 31, 2002, the Company's principal commitments include obligations for facility operating leases amounting to approximately $1.3 million annually. These lease commitments expire at various dates through the fiscal year 2007.

On August 29, 2002, the Company entered into a joint venture with VintaCOM Media Group Inc. to form Relationship Exchange Company, LLC, (REC) to further expand the Internet dating Web site networks of each party. VintaCOM has received a 51% interest in the LLC in exchange for providing REC with a license to the intellectual property of VintaCOM and a service agreement at cost for hosting and certain technical services. The Company has received the remaining 49% interest in REC. As of December 31, 2002, REC had not reported material profits or losses. The Company had no other off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party or unconsolidated entities.

In June 2002, the Company entered into a settlement agreement with certain web site developers to retire approximately $1.7 million of debt and related accrued interest for $497,000 resulting in a non-cash extraordinary gain of $1,269,000. Other non-cash activity included the conversion of $450,000 of debt and related accrued interest into shares of Company common stock and equipment leases for computer hardware and software of $0.7 million.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, on July 6, 2001, Adolph Komorsky Investments,
Inc. ("AKI"), an Illinois corporation with its principal place of business in Tarrytown, New York, filed a complaint against the Company in the Supreme Court of the State of New York, County of Westchester. AKI alleges that the Company breached a consulting agreement with AKI by failing and refusing to pay cash and warrants due under the agreement. The Company filed an answer to AKI's complaint denying AKI's allegations and asserting defenses to the claims including the failure of AKI to perform its obligations under the consulting agreement. On February 11, 2003, the Company accepted an offer by AKI to settle this matter for a one-time cash payment in an amount not exceeding the reserve established by the Company to cover this contingent liability. The settlement is expected to be documented and finalized in the near future and is not expected to have any material adverse effect on the Company.

On October 17, 2002, the Company filed a complaint in the Superior
Court of Los Angeles, California, against Jody Henderson, the former owner and proprietor of the Company's interactive entertainment website known as FunnyGreetings. The Company is seeking an order from the California Court declaring the validity and enforceability of, and the Company's compliance with, an amendment to the acquisition agreement pursuant to which the Company purchased FunnnyGreetings from Mr. Henderson in September of 2000. The terms of the amendment, which was executed by the parties in July of 2001, resulted in, among other things, an $800,000.00 reduction in the minimum purchase price to be paid by the Company to Mr. Henderson for the FunnyGreetings business. The Company filed the lawsuit due to Mr. Henderson's allegations that (1) the Company breached the purchase agreement by not accounting for all, and/or by undermining, sources of revenue from the Company's operation of the FunnyGreetings website thereby adversely affecting amounts due to Mr. Henderson under the purchase agreement, and (2) the amendment to the purchase agreement was the result of economic duress and is unenforceable. In January of 2003, the Company was served with a lawsuit filed by Mr. Henderson in the Circuit Court of Fayette County, Kentucky, which includes claims based on the above allegations. On January 9, 2003, the Company removed the lawsuit to the United States District Court for the Eastern District of Kentucky. The Company believes that Mr. Henderson's claims are without merit and intends to vigorously defend itself.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders was held on Wednesday, October 23, 2002 in Los Angeles, California at which the following matters were submitted to a vote of the stockholders of the Company:

     (a) Votes cast for or withheld regarding the election/re-election of Directors for terms expiring in 2003:

                                                              FOR       WITHHELD
                                                           ----------   --------

Brad D. Greenspan                                          14,817,121     2,000

Brett C. Brewer                                            14,817,121     2,000

Daniel L. Mosher                                           14,817,121     2,000

Jeffrey C. Lapin                                           14,817,121     2,000

     (b) Votes cast for or against, and the number of abstentions for each other proposal brought before the meeting are as follows:

Proposal                                    For          Against       Abstain
--------                                  -------        -------       -------

Approval of the eUniverse 2002
Employee Stock Purchase Plan:           14,815,751        3,270           100

Ratification of Appointment of
Independent Auditors:                   14,816,871            0         2,250

Stockholder's Approval of the
Agreement and Plan of Merger
and change of the Company's
state of incorporation from
Nevada to Delaware:                     14,816,921        2,000           200

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number           Exhibit Title/Description
-------          --------------------------

2.1  --    Agreement and Plan of Merger by and between eUniverse,Inc., a
           Nevada corporation, and eUniverse, Inc., a Delaware corporation, dated October 31, 2002.(19)

3.1  --    Certificate of Incorporation of eUniverse, Inc., dated October 31,
           2002.(19)

3.2  --    Certificate of Designation of Series A 6% Convertible Preferred
           Stock of eUniverse, Inc., dated October 31, 2002.(19)

3.3  --    Certificate of Designation of Series B Convertible Preferred Stock
           of eUniverse, Inc., dated October 31, 2002.(19)

3.4  --    Bylaws of eUniverse, Inc., dated October 31, 2002.(19)

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

10.02 --   Amendment to Stock Purchase Agreement, dated December 29, 1998.(1)

10.03 --   Amendment No. 2 to Stock Purchase Agreement, dated February 11,
           1999.(1)

10.04 --   Amendment No. 3 to Stock Purchase Agreement, dated as of March ,
           1999.(1)

10.05 -- Amendment Number 4 to Stock Purchase Agreement, dated as of June 9, 1999.(1)

10.06 -- Agreement and Plan of Reorganization by and among Motorcycle Centers of America, Inc., Entertainment Universe, Inc. and the principal officers of Entertainment Universe, Inc., dated April 9, 1999.(1)

10.07 -- Entertainment Universe, Inc. Regulation D Subscription Agreement, dated as of April, 1999.(1)

10.08 -- Entertainment Universe, Inc. Registration Rights Agreement, dated as of April 1999.(1)

10.09 -- Assignment and Assumption Agreement by and between Entertainment Universe, Inc. and Motorcycle Centers of America, Inc., dated as of April 14, 1999.(1)

10.10 -- Stock Purchase Agreement by and among Motorcycle Centers of America, Inc. and the shareholders of Case's Ladder, Inc., dated as of April 21, 1999.(1)

10.13 -- Letter agreement between Entertainment Universe, Inc. and E.P. Opportunity Fund, L.L.C. regarding appointment of a director of Entertainment Universe, Inc., dated April 6, 1999.(1)

10.15 -- Agreement and Plan of Reorganization by and among Universe, Inc., Gamer's Alliance, Inc., and Larry N. Pevnick and Robin T. Pevnick, Ten Ent., and Stan Goldenberg and Andrea R. Goldenberg, Ten Ent., dated as of the 1st day of July, 1999.(6)

10.15.1 -  Second Amendment to Agreement and Plan of Reorganization by and
           among eUniverse, Inc., Gamer's Alliance, Inc., and Larry N. Pevnick and Robin T. Pevnick, Ten Ent., and Stan Goldenberg and Andrea
           R. Goldenberg, Ten Ent., dated as of the 12th day of November, 1999.(1)

10.23 -- Engagement Letter by and among Gerard Klauer Mattison & Co.,Inc. by Entertainment Universe, Inc. and Brad Greenspan, dated February 24, 1999.(6)

10.24 -- Indemnification Agreement by Entertainment Universe, Inc. and Brad Greenspan in favor of Gerard Klauer Mattison & Co., Inc., dated February 24, 1999.(6)

10.25 --   eUniverse, Inc. 1999 Stock Awards Plan.(6)

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

(14) Incorporated by reference to eUniverse's Form 8-K filed on November 7, 2001.

(15) Incorporated by reference to eUniverse's Form 10-Q filed on November 14, 2001.

(16) Incorporated by reference to eUniverse's Form 10-Q filed on February 14, 2002.

(18) Incorporated by reference to eUniverse's Form 10-Q filed on August 14, 2002.

(19) Incorporated by reference to eUniverse's Form 8-K filed on January 9, 2003.

(b) Reports on Form 8-K.

     A Current Report on Form 8-K was filed by the Company with the Securities and Exchange Commission on January 9, 2003 to report the completion of the Company's statutory merger effected for the purpose of changing its state of incorporation from Nevada to Delaware by merging into a newly formed Delaware corporation, eUniverse, Inc., effective as of December 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          eUNIVERSE, INC.
                                          Registrant


Dated: February 14, 2003                  By /s/ JOSEPH L. VARRAVETO
                                             -----------------------------------
                                             Joseph L. Varraveto
                                             Chief Financial Officer
                                             (Principal Financial Officer)
                                             and Registrant's Authorized Officer

                                  CERTIFICATION

     I, Brad D. Greenspan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of eUniverse, Inc.;

     2. Based on my knowledge, this quarterly report does not containany untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves managementor other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14 , 2003


/s/ Brad D. Greenspan
--------------------------------------
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

                                  CERTIFICATION

     I, Joseph L. Varrave to, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of eUniverse, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made,in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: February 14, 2003


/s/ Joseph L. Varraveto
--------------------------------------------
Chief Financial Officer
(Principal Financial and Accounting Officer)