Form 10-Q/A
period 2002-12-31
EUNIVERSE INC
filed 2003-02-19
CIK 1088244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                               AMENDMENT NUMBER 1
(Mark One)

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

     As of January 31, 2003, there were 25,107,629 shares of eUniverse, Inc. common stock outstanding.

                                 eUNIVERSE, INC.

                                  FORM 10-Q/A

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

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.................................................20

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        eUniverse, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                       December 31,     March 31,
                                                                           2002           2002
                                                                       ------------   ------------
                                                                       (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                           $  5,410,382   $  8,007,784
   Accounts receivable, net of allowances for
      doubtful accounts of $860,242 and $452,239, respectively            7,116,305      5,022,745
   Inventory                                                              1,255,838             --
   Prepaid expenses                                                       3,047,091      1,488,069
   Deferred charges and other current assets                                263,045        551,100
                                                                       ------------   ------------
         Total Current Assets                                            17,092,661     15,069,698

RESTRICTED CASH                                                           1,294,117             --

FURNITURE AND EQUIPMENT, less accumulated depreciation
   of $1,149,150 and $563,120, respectively                               3,371,601      2,293,836

GOODWILL, net of amortization of $545,769
   and $545,769 respectively                                             15,307,553     12,298,241
OTHER INTANGIBLES, net of amortization of $1,485,979 and $649,803
   respectively                                                           5,133,151      4,576,249

Deferred charges                                                             29,930        197,222
Deposits and other assets                                                   557,396        142,407
                                                                       ------------   ------------

            TOTAL ASSETS                                               $ 42,786,409   $ 34,577,653
                                                                       ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                    $  2,146,188   $  2,253,811
   Accrued expenses                                                       4,902,466      4,153,122
   Deferred Revenue                                                         552,542      1,033,698
   Notes payable, short-term non-affiliate                                  184,204        450,000
   Current portion of long-term notes payable, non-affiliate              2,952,229      2,683,390
   Current portion of long-term notes payable, affiliate                    832,222        393,672
   Capitalizable lease obligations, current                               1,026,363         28,028
                                                                       ------------   ------------
         Total Current Liabilities                                       12,596,214     10,995,721
                                                                       ------------   ------------
LONG-TERM NOTES PAYABLE, LESS CURRENT PORTION, NON-AFFILIATE                313,809      2,387,356
LONG-TERM NOTES PAYABLE, LESS CURRENT PORTION, AFFILIATE                         --        518,357
CAPITALIZED LEASE OBLIGATIONS                                               425,992             --

SHAREHOLDERS' EQUITY
   Preferred stock, $.10 par value; 40,000,000 shares
      authorized; 2,872,665 and 2,872,665 shares
         issued and outstanding, respectively                               287,267        287,267
   Common stock, $.001 par value; 250,000,000 shares authorized;
      24,765,496 and 23,542,219 issued and outstanding, respectively         24,765         23,542
   Treasury stock                                                           (36,000)       (36,000)
   Additional paid-in capital                                            69,780,559     68,766,181
   Retained deficit                                                     (40,606,197)   (48,364,771)
                                                                       ------------   ------------
         Total Shareholders' Equity                                      29,450,394     20,676,219
                                                                       ------------   ------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 42,786,409   $ 34,577,653
                                                                       ============   ============

   The accompanying notes are an integral part of these financial statements.

                        eUniverse, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                               Three Months Ended          Nine Months Ended
                                                                  December 31,                December 31,
                                                           -------------------------   -------------------------
                                                               2002          2001          2002          2001
                                                           -----------   -----------   -----------   -----------
REVENUE                                                    $25,854,135   $10,128,554   $49,753,268   $21,880,670

COST OF GOODS SOLD                                           7,044,097     2,468,914    11,946,888     3,167,099
                                                           -----------   -----------   -----------   -----------

GROSS PROFIT                                                18,810,038     7,659,640    37,806,380    18,713,571
                                                           -----------   -----------   -----------   -----------

OPERATING EXPENSES:

   Marketing and sales                                       7,915,186     1,292,639    13,412,341     4,704,583
   Product development                                       3,671,424     1,836,778     7,924,314     4,651,083
   General and administrative                                3,528,559     2,255,597     8,163,710     5,422,088
   Amortization of goodwill and other intangibles              350,424       177,815       835,011       226,304
                                                           -----------   -----------   -----------   -----------

TOTAL OPERATING EXPENSES                                    15,465,593     5,562,829    30,335,376    15,004,058
                                                           -----------   -----------   -----------   -----------

   OPERATING INCOME                                          3,344,445     2,096,811     7,471,004     3,709,513

NONOPERATING INCOME (EXPENSE)
   Interest income                                              24,042        13,644        62,956        13,792
   Interest and other financing expense                       (104,910)     (206,977)     (419,568)     (501,754)
   Cancellation of stock options                                    --            --      (452,000)           --
   Other gains and losses                                           --            --       (24,000)           --
                                                           -----------   -----------   -----------   -----------

   INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     3,263,577     1,903,478     6,638,392     3,221,551

INCOME TAXES                                                        --            --            --            --
                                                           -----------   -----------   -----------   -----------

   INCOME FROM CONTINUING OPERATIONS                       $ 3,263,577   $ 1,903,478   $ 6,638,392   $ 3,221,551
                                                           -----------   -----------   -----------   -----------

DISCONTINUED OPERATIONS:
   Loss from operations discontinued segment
    (net of applicable income taxes of $0)                          --       105,583      (148,818)       34,183

EXTRAORDINARY GAIN                                                  --            --     1,269,000            --
                                                           -----------   -----------   -----------   -----------

   NET INCOME                                              $ 3,263,577   $ 2,009,061   $ 7,758,574   $ 3,255,734
                                                           ===========   ===========   ===========   ===========

INCOME AVAILABLE TO COMMON SHARES                          $ 3,211,878   $ 2,009,061   $ 7,604,038   $ 3,255,734
                                                           ===========   ===========   ===========   ===========

Continuing operations earnings per common share            $      0.13   $      0.08          0.28   $      0.16
Discontinued operations earnings per common share          $        --   $      0.01         (0.01)  $        --
Extraordinary gain per common share                        $        --   $        --          0.05   $        --
                                                           -----------   -----------   -----------   -----------
Basic earnings per common share                            $      0.13   $      0.09          0.32   $      0.16
                                                           -----------   -----------   -----------   -----------
Diluted earnings per common share                          $      0.10   $      0.07          0.25   $      0.13
                                                           -----------   -----------   -----------   -----------

Basic weighted average common shares outstanding            24,600,496    22,514,621    24,142,979    20,245,135
                                                           -----------   -----------   -----------   -----------
Shares outstanding for diluted earnings per share           32,044,909    30,070,633    30,711,660    25,997,878
                                                           -----------   -----------   -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                        eUniverse, Inc. and Subsidiaries

                      Consolidated Statements of Cash flows

                                                                Nine Months Ended December 31,
                                                                ------------------------------
                                                                     2002          2001
                                                                  -----------   -----------
OPERATING ACTIVITIES
   Net income                                                     $ 7,758,574   $ 3,255,734

   Transactions not requiring cash:
      Depreciation                                                    588,424       224,257
      Amortization of intangibles                                     835,010       225,138
      Loss from discontinued operations                               148,818            --
      Extraordinary Gain from retirement of debt                   (1,269,000)           --
      Bad Debts                                                       529,086       353,827
     Stock and warrants granted to outside consultants and
         affiliates                                                   455,348       343,449
      Non-cash financing related costs                                     --       110,074
   Changes in current assets                                       (5,604,819)     (778,668)
   Changes in current liabilities                                      11,747     1,030,386
   Others                                                             (10,794)      138,350
                                                                  -----------   -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                     3,442,394     4,902,547
                                                                  -----------   -----------

INVESTING ACTIVITIES
   Payment for investment                                            (250,000)           --
   Payment for acquisition                                         (3,780,459)           --
   Purchases of fixed assets                                         (890,639)     (385,963)
   Purchases of intangible assets                                    (719,913)   (1,614,197)
                                                                  -----------   -----------
      NET CASH USED IN INVESTING ACTIVITIES                        (5,641,011)   (2,000,160)
                                                                  -----------   -----------

FINANCING ACTIVITIES
   Proceeds from short term notes                                     398,300            --
   Repayment of short term notes                                     (734,502)   (2,496,481)
   Proceeds from capitalized lease obligations                      1,289,248     2,553,834
   Repayment of long term notes                                       (95,110)     (512,418)
   Restricted cash deposits as required by lease obligations       (1,281,000)           --
   Proceeds from sale of preferred stock                                          5,000,000
   Receipt of advances to officer                                                    40,000
   Proceeds from exercise of stock options                            565,601            --
   Payment on capitalized lease obligations                          (541,323)           --
                                                                  -----------   -----------
      NET CASH PROVIDED BY/(USED) IN FINANCING ACTIVITIES            (398,785)    4,584,935
                                                                  -----------   -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                (2,597,402)    7,487,322
Cash and cash equivalents, beginning of period                      8,007,784       218,841
                                                                  -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          5,410,382   $ 7,706,163
                                                                  ===========   ===========

CASH PAID DURING THE YEAR FOR:
   Interest Expense                                               $   187,380   $   123,849
                                                                  ===========   ===========
   Income taxes                                                   $        --   $        --
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

                                                                        WEIGHTED
                                              NUMBER OF     EXERCISE    AVERAGE
                                                SHARES       PRICE       PRICE
                                             ----------   -----------   --------
Outstanding at 3-31-2002 .................    8,706,681   $1.75-7.00    $3.16

Granted ..................................      544,729    2.20-5.41     3.17
Cancelled ................................   (1,955,456)  2.72-11.40     6.42
Exercised ................................      (74,242)   1.75-3.44     2.64
Forfeited ................................           --

                                             ----------   -----------   ------
Outstanding at 12-31-2002 ................    7,221,712   $ 1.75-7.00    $4.04

Options exercisable at 12-31-2002 ........    3,301,727   $ 1.75-7.00    $2.63
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

RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 2002 ("CURRENT QUARTER") VS. QUARTER ENDED DECEMBER 31, 2001

NET REVENUES

In the current quarter, approximately 76% of the Company's revenues were derived from its Product and Services segment, which was launched June, 2001 with the remaining 24% from paid third party advertising. During the quarter ended December 31, 2001, 61% of the Company's revenues from continuing operations were derived from paid third party advertising and the remaining 39% of revenue came from the Products and Services segment. The Company intends to continue its strategy of growing and diversifying its revenues by introducing and enhancing various proprietary products and services. Management of the Company believes that the Product and Services segment will continue to be the primary revenue driver for the Company. The Products and Services segment is anticipated to grow both in total dollars and as a percentage of total revenue.

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

For the current quarter, total revenue increased 155% to $25.9 million, up from $10.1 million reported the same quarter in 2001. For the nine months ended December 31, 2002 total revenue increased 127% to $49.8 million, up from $21.9 million reported for the same period in 2001. The increase is due to the introduction of the Products and Services segment, which contributed substantially all of the overall increase in revenues of $15.6 million for the current quarter. The revenues produced from this segment were primarily from recurrent transaction products (e.g. ink jet cartridges), subscription-based services (e.g. dating, fitness, premium memberships) and the sale of impulse merchandise. The Company intends to continue to add to and upgrade its product and service offerings during the remainder of fiscal year 2003 and for the fore seeable future.

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

During the remainder of fiscal year 2003 and in fiscal 2004, the Company plans to continue to expand its direct sales, marketing and customer care teams to identify new product and service offerings, increase customer loyalty and drive new revenue growth. The Company intends to continue to increase the number of paying consumers and enhance the lifetime value of each consumer and advertiser relationship. Excluding media purchases, the Company expects that sales and marketing costs will increase in absolute terms but will continue to decline as a percentage of overall revenue. However, media purchases are not expected to be significantly change as a percentage of sales during fiscal year 2004. Such purchases will continue as a means for the Company to expand its advertising reach, optimize revenues and profitability and further develop its core paying customer base.

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

Specific increases for the nine months ended December 31, 2002 compared to the same period last year include payroll and related of $1.0 million; and depreciation of $0.4 million. The remainder was due to facility and lease expenses and various royalty and license expenses. Overall, general and administrative fees declined as a percentage of revenues with the largest decreases in legal, salaries and related, and consulting services.

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

INTEREST AND OTHER INCOME, NET AND OTHER NON-OPERATING EXPENSE

($ in Thousands)

                                                                   Three Months Ended December 31,
                                                  -----------------------------------------------------------------
                                                                 % of                    % of                   %
                                                     2002      Revenues      2001      Revenues    Change    Change
                                                  ----------   --------   ----------   --------   --------   ------
Interest Income ...............................   $   24,042      0.1%    $   13,644      0.1%    $ 10,398     76.2%
Interest and other financing expense ..........     (104,910)    (0.4)%     (201,340)    (2.0)%     96,430    (47.9)%
Other gains and losses ........................            0                  (5,637)    (0.1)%      5,637   (100.0)%

                                                  ----------     ----     ----------     ----     --------   ------
Total Interest and Non-Operating Expense ......    ($ 80,868)    (0.3)%    ($193,333)    (1.9)%   $112,465    (58.2)%

                                                                     Nine Months Ended December 31,
                                                  -------------------------------------------------------------------
                                                                 % of                    % of                     %
                                                     2002      Revenues      2001      Revenues     Change     Change
                                                  ----------   --------   ----------   --------   ----------   ------
Interest Income ...............................   $   62,955      0.1%    $   13,792      0.1%    $   49,164    356.5%
Interest and other financing expense ..........     (419,568)    (0.8)%     (501,754)    (2.3)%       82,186    (16.4)%
Non-recurring cancellation of stock options ...     (452,000)    (0.9)%                   0.0%      (452,000)      nm
Other gains and losses ........................      (24,000)                      0                 (24,000)      nm
Extraordinary gain from retirement of debt ....    1,269,000      2.5%                    0.0%     1,269,000       nm
Discontinued operations .......................     (148,818)    (0.3)%       34,183      0.2%      (183,001)  (535.4)%
                                                  ----------     ----     ----------     ----     ----------   ------
Total Interest and Non-Operating Expense ......   $  287,569      0.6%     ($453,779)    (2.1)%   $  741,349   (163.4)%

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

NET INCOME
($ in Thousands)

                                                     Three Months Ended December 31,
                                 ----------------------------------------------------------------------
                                                 % of                     % of                      %
                                     2002      Revenues       2001      Revenues     Change      Change
                                 -----------   --------   -----------   --------   -----------   ------
Revenues                         $25,854,135    100.0%    $10,128,554    100.0%    $15,725,581    155.3%
Cost of Goods Sold                 7,044,097     27.2%      2,468,914     24.4%      4,575,184    185.3%
                                 -----------    -----     -----------    -----     -----------   ------
Gross Margin                      18,810,038     72.8%      7,659,640     75.6%     11,150,397    145.6%
                                 -----------    -----     -----------    -----     -----------   ------
Operating Expenses                15,465,594     59.8%      5,562,829     54.9%      9,902,765      178%
Nonoperating Income/(Expenses)       (80,868)    (0.3)%      (193,333)    (1.9)%       112,465    (58.2)%
Discontinued Operations                    0        0         105,583      1.0%       (105,583)  (100.0)%
                                 -----------    -----     -----------    -----     -----------   ------
Net Income                       $ 3,263,576     12.6%    $ 2,009,061     19.8%    $ 1,254,515     62.4%
                                 ===========    =====     ===========    =====     ===========   ======

                                                     Nine Months Ended December 31,
                                 ----------------------------------------------------------------------
                                                 % of                     % of                      %
                                     2002      Revenues       2001      Revenues     Change      Change
                                 -----------   --------   -----------   --------   -----------   ------
Revenues                         $49,753,269    100.0%    $21,880,670    100.0%    $28,872,599    127.4%
Cost of Goods Sold                11,946,888     24.0%      3,167,099     14.5%      8,779,789    277.2%
                                 -----------    -----     -----------    -----     -----------   ------
Gross Margin                      37,806,380     76.0%     18,713,571     85.5%     19,092,809    102.0%
                                 -----------    -----     -----------    -----     -----------   ------
Operating Expenses                30,335,375     61.0%     15,004,057     68.6%     15,331,318    102.2%
Nonoperating Income/(Expenses)       287,569      0.6%       (453,779)    (2.1)%       741,349   (163.4)%
                                 -----------    -----     -----------    -----     -----------   ------
Net Income                       $ 7,758,575     15.6%    $ 3,255,734     14.9%    $ 4,502,840    138.3%
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

Net operating cash flows for the nine months ended December 31, 2001 consist of $3.3 million of net income; non-cash expenses for depreciation, amortization, warrant amortization and bad debts of $1.3 million; and an increase in payables and other current liabilities and other items of $1.2 million. These items were partially offset by an increase in receivables and other current assets of $0.8 million.

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

                                          eUNIVERSE, INC.
                                          Registrant


Dated: February 19, 2003                  By /s/ JOSEPH L. VARRAVETO
                                             -----------------------------------
                                             Joseph L. Varraveto
                                             Chief Financial Officer
                                             (Principal Financial Officer)
                                             and Registrant's Authorized Officer

                                  CERTIFICATION

     I, Brad D. Greenspan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A, Amendment Number 1 of eUniverse, Inc.;

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

Date: February 19, 2003


/s/ Brad D. Greenspan
--------------------------------------
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

                                  CERTIFICATION

     I, Joseph L. Varraveto, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A, Amendment Number 1 of eUniverse, Inc.;

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

Date: February 19, 2003


/s/ Joseph L. Varraveto
--------------------------------------------
Chief Financial Officer
(Principal Financial and Accounting Officer)