Form 10-K
period 2003-03-31
EUNIVERSE INC
filed 2003-08-22
CIK 1088244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

         COMMISSION FILE NUMBER 000-26355

eUniverse, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1556248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6060 Center Drive, Suite 300, Los Angeles, CA 90045
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 215-1001

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

Yes  ☐     No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐     No  ☒

As of September 30, 2002, the aggregate market value of the Company’s outstanding common shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the NASDAQ Small Cap Market on September 30, 2002) was approximately $35,233,760. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 31, 2003, there were 26,562,239 shares of the Registrant’s common stock outstanding.

eUniverse, Inc.

Annual Report on Form 10-K for the Year Ended March 31, 2003

PART I

Forward-Looking Statements

         This document contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

         Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this annual report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

         Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to, those discussed in the section entitled Risk Factors beginning on page 16 of this Form 10-K.

         eUniverse, Inc. and its subsidiaries are referred to herein as “eUniverse,” “we” and “the Company”.

ITEM 1.   BUSINESS

Recent Events

Restatement

         On May 6, 2003, the Company announced its intent to restate its previously reported quarterly financial results for the fiscal year ended March 31, 2003 because of accounting errors it had identified in the Company’s financial statements (the “Restatement”).

         As a result of the discovery of the accounting errors, management initiated an internal review of its accounting records and its accounting policies and procedures. In an effort to identify the extent of the accounting errors, and to identify any deficiencies in the Company’s system of internal controls, management significantly expanded its accounting and finance staff and retained an outside accounting firm to assist in the process. In addition to the foregoing, the Company’s Board of Directors directed the Audit Committee of the Board to explore the facts and circumstances giving rise to the Restatement as well as to evaluate the Company’s accounting practices, policies and procedures (the “Audit Committee review”). To assist with the Audit Committee review, the Audit Committee engaged the law firm of Foley & Lardner.

         During management’s and the Audit Committee reviews of the Company’s accounting records and procedures, and during the audit of the Company’s financial statements for the year ended March 31, 2003, various deficiencies in the Company’s internal controls were identified. The Company believes such deficiencies were attributable to the following broad factors: insufficient supervision and oversight of the Company’s accounting systems and personnel; a poorly designed, non-integrated accounting system; the rapid growth in the Company’s business operations during the course of fiscal year 2003; difficulties in absorbing and integrating the acquisition of a sizable e-commerce company, ResponseBase LLC, during the third and fourth quarters of fiscal year 2003; the loss of critical personnel; and limited human resources in the Company’s accounting and financial reporting function with which to respond to the Company’s increased business scale and growing complexity.

         As a result of management’s and the Audit Committee reviews, the Company has determined the need to restate its consolidated financial statements for the first three quarters of fiscal year 2003, ended June 30, September 30, and December 31, 2002, respectively. The following table summarizes the impact of the adjustments on the Company’s statement of operations.

Restatement Impact on Classifications Within the Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Quarter Ended June 30, 2002				Quarter Ended September 30, 2002				Quarter Ended December 31, 2002
	As Reported and Reclassified	(1)	Restated	Difference	As Reported and Reclassified	(1)	Restated	Difference	As Reported and Reclassified	(1)	Restated	Difference	Total(2)

Revenues	$11,412		$10,782	$(630)	$12,487		$10,988	$(1,499)	$25,823		$21,959	$(3,864)	$(5,993)

Cost of sales	2,600		2,164	(436)	2,216		1,637	(579)	6,730		6,830	100	(915)

Operating expenses	6,924		7,212	288	8,032		9,195	1,163	15,709		15,238	(471)	980

Non-operating expenses (income)	(646)		(664)	(18)	132		335	203	120		376	256	441

Discontinued operations	41		—	(41)	105		—	(105)	—		(235)	(235)	(381)

Income tax expense (benefit)	—		(4)	(4)	—		(2)	(2)	—		—	—	(6)

Net income (loss)	$2,493		$2,074	$(419)	$2,002		$(177)	$(2,179)	$3,264		$(250)	$(3,514)	$(6,112)

Earnings (loss) per share:
Basic	$0.11		$0.09	$(0.02)	$0.08		$(0.01)	$(0.09)	$0.13		$(0.01)	$(0.14)	$(0.25)

Diluted	$0.08		$0.06	$(0.02)	$0.07		$(0.01)	$(0.09)	$0.10		$(0.01)	$(0.14)	$(0.25)

(1)  The financial results set forth for the quarters ended June 30, September 30, and December 31, 2002 include the reclassification of certain items to conform to their presentation for the quarter ended December 31, 2002 and the year ended March 31, 2003. These reclassifications had no effect on previously reported net income in any of the first three quarters of fiscal year 2003. Certain fees paid to third parties for media space, license agreements, and ad revenue-sharing arrangements, which had previously been included in cost of goods sold, are reflected in marketing and sales expenses. In addition, credit card fees, which had previously been included in general and administrative expense, have been reclassified and appear in cost of sales.

(2)  Amounts reflect the aggregate effect of the restatement adjustments and reclassifications through December 31, 2002.

Overall Analysis of the Restatement

         The adjustments reflected in each of the periods above generally arise from the following:

•	Inaccurate source data utilized in accounting records
•	Improper recordation of accounting transactions
•	Improper recording of transactions between periods (“cut-off errors”)
•	Improper application of generally accepted accounting principles

         The impact of the adjustments to the specific classifications in the Company’s statement of operations is discussed in detail below.

Revenues

         Revenue has been decreased by approximately $630,000, $1,499,000 and $3,864,000 for the Company’s first, second and third fiscal quarters respectively. The adjustments to revenue are primarily attributable to correction of the allowance for product sales returns, and correction of the accounting for revenue related to certain products and services, in the second and third fiscal quarters.

         The Company’s review of its accounting records indicated the Company had relied upon inaccurate and incomplete source data, and had applied an inaccurate methodology, in calculating the allowance necessary for product returns and sales charge backs. These types of accounting errors were particularly pronounced in the third fiscal quarter, a period in which the Company experienced a dramatic increase in the volume of its e-commerce transactions as a result of its acquisition of ResponseBase and the Company’s own internal growth and expansion. In addition, the Company experienced a high rate of product returns during the quarter as a result of delayed order fulfillment during the December holiday season. The Company’s review also indicated the Company had incorrectly accounted for certain credit card transactions and merchant bank activity, resulting in an inaccurate calculation of sales return reserves, and contributing to the overstatement of revenue.

         The Company’s review of its accounting records also revealed that the recording of certain service revenue had been premised upon inaccurate data. Additionally, it was determined that certain revenue relating to product sales had been inappropriately recorded, and that certain deferred revenue had been recognized in an incorrect period.

         Although the overall impact of the adjustments was to reduce revenue by approximately $5,993,000 for the nine months ended December 31, 2002, and there was no impact to the Company’s reported cash balances as a result of the revenue restatements.

Cost of Sales and Operating Expenses

         Cost of sales has been decreased by approximately $436,000 and $579,000, and increased by $100,000, for the Company’s first, second, and third fiscal quarters, respectively. Additionally, operating expenses have been increased by approximately $288,000 and $1,163,000, and decreased by approximately $471,000, for the respective three fiscal quarters. The adjustments to costs of sales and operating expenses primarily relate to the correction of accounts payable cutoff errors. An examination of the Company’s accounts payable records disclosed that, in certain instances, improper cutoff procedures were applied when calculating the accounts payable amounts, mistakes were made in postings to the accounts payable system, and invoices were incorrectly processed. The adjustments also include correction of the accounting methodology applied to certain capital lease transactions.

Non-operating Expenses

         Non-operating expenses have been decreased by approximately $18,000, and increased by approximately $203,000 and $256,000, for the first, second, and third fiscal quarters of 2003, respectively. These adjustments result from the correction of the accounting for a sale and leaseback transaction, and correction of interest expense amortization for certain debt obligations.

Discontinued Operations

         Discontinued operations have been decreased by approximately $41,000, $105,000, and $235,000, for the first, second and third fiscal quarters of 2003, respectively. These changes relate to the incorrect classification of certain transactions between discontinued operations and other income statement classifications.

Balance Sheet Adjustments

         The net balance sheet impact of the foregoing adjustments is to decrease stockholders’ equity by approximately $6,112,000 for the nine months ended December 31, 2002. Further information with respect to our restated financial statements is presented in “Item 14–Controls and Procedures,” and in Notes 2 and 21 of Notes to Consolidated Financial Statements.

NASDAQ Trading Halt, NASDAQ Delisting Proceedings and SEC Investigation

         In response to the announcement of the Restatement, on May 6, 2003 NASDAQ halted trading of the Company’s common Stock, and trading remains halted through the date of this filing. On June 13, 2003, the Company received a NASDAQ Staff Determination stating that its common stock was subject to delisting from The NASDAQ SmallCap Market (the “SmallCap Market”) due to the NASDAQ Staff’s in ability to assess the Company’s current financial position and the Company’s ability to sustain compliance with NASDAQ’s continued listing requirements. On July 2, 2003, the Company received notice of an additional listing deficiency from NASDAQ indicating that the Company was not in compliance with the filing requirement for continued listing due to the Company’s failure to timely file its Annual Report on Form 10-K. Subsequently, on August 15, 2003, the Company filed a Report on Form 12b-25 with the Securities and Exchange Commission (the “SEC”) as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. The Company currently anticipates it will file this Form 10-Q in September 2003. The Company has appealed the NASDAQ Staff’s determination to delist the Company’s securities to a Listing Qualifications Hearings Panel (the “Panel”). On July 31, 2003, in an oral hearing before the Panel, the Company presented its plan for providing current financial information to the market place and complying with NASDAQ filing requirements. The Panel has not yet made a determination on the Company’s appeal and there has been no indication from the NASDAQ Staff as to whether the halt in trading of the Company’s common stock will be lifted. The Company can provide no assurance that the Panel will grant the Company’s request for continued listing or that trading in the Company’s common stock on the SmallCap Market will resume.

         Immediately after announcing its intention to restate its quarterly financial statements, the Company contacted the SEC to notify it of the Restatement. The SEC Staff initiated an informal inquiry into the matter and the Company has remained in regular contact with the SEC Staff concerning the status of the Restatement and Audit Committee review. The Company has been and intends to continue cooperating with the SEC. The Company cannot predict the outcome of the SEC’s inquiry.

Enhancements to Accounting and Financial Reporting Procedures and Controls

         In response to the rapid growth, change, and complexity in the Company’s business during the course of fiscal year 2003, management undertook several initiatives to enhance the efficiency of its accounting and finance functions. These initiatives included the hiring of consultants to review the Company’s financial reporting efficiency and organizational structure. In addition, management determined the need to enhance its accounting software for cash management and inventory tracking, and the need to supplement Company personnel with significant additional resources to address staffing shortages and accounting department backlogs.

         More recently, in response to the matters identified in connection with the review of the Company’s accounting records and procedures by management and the Audit Committee, the Company has implemented a number of remedial and other actions designed to improve its accounting and financial reporting procedures and controls. These actions have included, among others: (i) significant expansion of the resources of the accounting and financial reporting department, nearly doubling the department’s staff size, and replacing all pre-existing accounting personnel with individuals of greater experience and expertise, (ii) replacement of the leadership of the department with a new controller who has experience with the challenges of system and business scaling, and (iii) the search for a new Chief Financial Officer to fill the vacancy resulting from the departure of Joseph L. Varraveto, who resigned effective August 19, 2003.

         As part of its remedial actions, the Company has also implemented or strengthened a number of internal controls. These measures include requiring enhanced levels of authorization for transactions, strictly limiting access to various accounting modules, improving the processing of transactional documentation, augmenting cash management controls, enhancing inventory controls, and redesigning the sales order process. Management has also initiated a reorganization and upgrade of the Company’s accounting systems and processes. In particular, management has begun migrating the Company to a new integrated financial reporting system, one that is more appropriate to the size and complexity of the Company’s current business operations.

         Management is also presently evaluating several experienced consulting firms with respect to an engagement to advise the Company on further enhancements to internal and operational controls. The Company expects to be an early adopter of the internal control attestation requirements of the Sarbanes-Oxley Act of 2002.

         The Company has also appointed Lawrence Moreau to its Board of Directors and to serve as the Audit Committee Chair.

Operational Reorganization

         eUniverse has initiated, and largely completed, significant steps to streamline the Company’s operating structure. The Company has closed four of its under-performing business lines, UltraConversions, FitnessHeaven, MegaLottoClub and FamilyCareAdvantage, and has consolidated certain core properties. In addition, the Company has reduced headcount by approximately 20% to 241 employees as of August 8, 2003. These actions are expected to result in annual savings of more than $6 million, and should simplify the Company’s financial reporting and operational structure.

Additional Financing

         In July 2003, the Company received $2 million of debt financing from VP Alpha Holdings IV, L.L.C. (“VPVP”) an affiliate of VantagePoint Venture Partners. The debt financing consisted of a $2 million, 8% secured note (the “VPVP Note”) which is due on the first to occur of: (i) the maturity of a note held by a wholly-owned subsidiary of Sony Music Entertainment (currently due March 31, 2005), (ii) the closing of the preferred stock investment (described below) by VPVP, at which point the VPVP Note would be applied toward the purchase price, (iii) March 31, 2005 and (iv) the closing by the Company of a debt or equity financing in excess of $2.5 million with a party other than VPVP.

         Concurrently with the debt financing, the Company and VPVP entered into a term sheet relating to a second phase of financing that would consist of an up to $10 million preferred stock investment by VPVP in eUniverse, and the provision of an additional $20 million dollar “line of credit” to be used in future merger and acquisition transactions. The terms of the second phase of the financing as set forth in the term sheet, are non-binding. The term sheet contemplates that VPVP would purchase up to $10 million shares of a newly authorized series of preferred stock, as more fully described below. The purchase price of the shares is expected to be $1.50 per share. The VPVP Note would be credited towards the purchase price. Upon the closing of the sale of the preferred stock to VPVP, the term sheet contemplates that VPVP would provide the Company with a line of credit of up to $20 million for making acquisitions and entering into strategic business development ventures. VPVP would have discretion over eUniverse’s use of the line of credit, the detailed terms of which are to be negotiated.

         Also in connection with the debt financing, VPVP purchased from 550 Digital Media Ventures, Inc. (“550 DMV”), a wholly owned subsidiary of Sony Music Entertainment, $0.5 million of an approximately $2.3 million note held by 550 DMV (the “Sony Note”) and an option (the “Option”) to purchase up to 3,050,000 shares of the Company’s Common Stock and up to 1,750,000 shares of the Company’s Series B Convertible Preferred Stock held by 550 DMV for a purchase price of $1.10 per share, with the price subject to adjustment under certain conditions. If the Option is exercised for all the shares subject to it, 550 DMV and any assignee of its remaining Series B shares will, in future votes, vote in the same manner as VPVP with respect to the Series B shares purchased pursuant to the Option. Any and all rights that 550 DMV has associated with the Common Stock and the Series B, including but not limited to registration rights, voting rights, preemptive rights, liquidation preference, or otherwise, will be deemed transferred (to the extent transferable) to VPVP upon its exercise of the Option and the payment of the related purchase price. In addition, 550 DMV has agreed that it will vote as a stockholder in favor of any investment and loan transaction between the Company and VPVP resulting in an additional investment in the Company by VPVP of not less than $5 million at a price of at least $1.00 per share (if an equity transaction), as approved by the Board of Directors of the Company. In connection with the consummation of any such transaction, 550 DMV will be deemed to have waived any anti-dilution protection and any pre-emptive rights and rights of first refusal that 550 DMV may have in connection with its securities holdings in the Company. Pursuant to the debt financing agreements, eUniverse and VPVP agreed that in the event that VPVP does not exercise the Option within 120 days of its grant, that VPVP may, within 10 days after the expiration of such 120-day period, transfer the Option to eUniverse in exchange for a warrant (the “Warrant”) to purchase 200,000 shares of the Company’s Series C Convertible Preferred Stock.

         In connection with the above-referenced transactions, eUniverse agreed that it will create a new series of preferred stock if (i) VPVP exercises the Option, and (ii) the Company and VPVP agree to consummate the preferred stock financing described above. The Company currently expects that the new series of preferred stock will be designated Series C Convertible Preferred Stock (the “Series C”) and will be created by board resolution in accordance with the Company’s certificate of incorporation. If the Series C is so created, VPVP would purchase Series C in the second phase of financing, VPVP would receive the right to exchange any shares of Series B acquired pursuant to the Option for Series C and the Warrant (if issued) would be exercisable into Series C.

         As currently contemplated, the Series C would be substantially similar to the Company’s Series B, subject to the following differences, among others: (a) the Series C would be entitled to an 8% cumulative dividend payable in additional shares of Series C; (b) the conversion price would be $1.50; (c) the Series C would be convertible into common stock at VPVP’s election; and (d) upon other events to be negotiated between the Company and VPVP and acceptable to VPVP. If the Option has been exercised in full, the Series C would also have additional rights as follows: (a) the Series C would have the right to elect a number of the members of the Company’s Board of Directors identical to the current rights of the Series B to elect members of the Board of Directors, as 550 DMV would be required to vote in the same manner as VPVP, such board members would constitute both the Series B and Series C board representatives; and (b) so long as VPVP or any of its affiliates owns at least 1,442,308 shares of Series C or Common Stock (as adjusted for any stock split, combination, reorganization, reclassification, stock dividend, stock distribution or similar event), the Company would not, without the affirmative consent or  vote of at least two-thirds of the Board of Directors (i) enter into an agreement for or consummate, a Corporate Transaction (as defined in the Series B Certificate of Designations), (ii) enter into transactions which result in or require the Company to issue shares of its capital stock in excess of 5% (in any one transaction) or 12.5% (in the aggregate) of the Company’s then-current market capitalization, (iii) increase or decrease the number of authorized shares of capital stock, (iv) directly or indirectly declare or pay any dividend or make any other distribution in respect thereof, or purchase, redeem, repurchase or otherwise acquire any shares of capital stock of the Company or any subsidiary, other than as specified in the Series B Certificate of Designations, or (v) increase or decrease the size of the Company’s Board of Directors. In the event the agreement reached with VPVP with respect to the second phase of financing would require the Company to issue securities in an amount equal or greater than 20% or more of the Company’s common stock or voting power outstanding before the issuance, the Company may need to seek shareholder approval of the transaction pursuant to NASDAQ’s MarketPlace rules.

Recent Management and Board Changes

         On May 27, 2003, the Company appointed Lawrence R. Moreau to its Board of Directors and Audit Committee Chair, filling a vacancy created by a previously disclosed director resignation. Joseph L. Varraveto, resigned as Chief Financial Officer of the Company effective August 19, 2003. The Company has conducted a search for a new Chief Financial Officer and expects to announce a replacement in the near future.

Business Overview

         The businesses owned and operated by eUniverse comprise one of the most compelling collections of online enterprises doing business on and through the Internet today. From its start as an online retailer of music and movies in April 1999, eUniverse has quickly diversified and grown into a premier, predominantly online network of interactive entertainment, electronic commerce and publishing, and direct to consumer marketing. At the core of the Company’s holdings is its entertainment network and its electronic newsletter portfolio. eUniverse’s “content” offerings, commonly referred to as the eUniverse network of websites (the “eUniverse Network”), attract on average 15 million to 20 million visitors per month.(1) During fiscal year 2003, the eUniverse Network has generally ranked among the top 15 most visited destinations on the Internet, and the Company communicates on a daily basis with many millions of subscribers to the Company’s portfolio of electronic newsletters. eUniverse’s reach on the Internet has, for the past two years, fueled the growth of the Company’s products and services business segment, which includes (i) online services in the areas of dating, health fitness and dieting, self-help and well-being, and third-party marketing and advertising campaign development, and (ii) electronic commerce in the areas of consumer electronics, collectibles, inkjet printer supplies and peripherals, herbal health products and supplements, electronic books, downloadable applications, and other impulse merchandise. eUniverse also maintains a strong and growing presence in the online computer gaming market with premier properties in the league, ladder and tournament and pay-to-play skill-based game spaces. More recently, the Company has pursued offline, direct to consumer initiatives with a telemarketing center and two joint ventures to market and sell fitness products. The Company constantly evaluates and refines its existing businesses and searches for opportunities to deepen and broaden its holdings through internal development and external acquisition.

(1) Source: Nielsen//Net Ratings, April 2002 through March 2003.

Highlights in the Development of the Business

         The genesis of eUniverse occurred in April 1999 through a series of transactions colloquially referred to as a reverse merger into a publicly traded shell (the “Reorganization”). The Reorganization culminated in eUniverse, Inc. (f/k/a Motorcycle Centers of America, Inc., a non-operating Nevada corporation whose shares were publicly traded on the OTC Bulletin Board) becoming the parent and sole shareholder of CDUniverse, Inc., a Connecticut corporation engaged in the business of selling music CD’s and movie videos and DVD’s via the Internet. eUniverse thereby became a publicly traded company whose historical results of operations were those of CDUniverse. Simultaneously with the Reorganization, the Company consummated a financing of roughly $6.5 million placed with approximately forty Series A Preferred Stock investors, among whom Lehman Brothers was the largest. In April, 2000, eUniverse moved to the NASDAQ SmallCap Market and continued to trade under the symbol EUNI. In December 2002, the Company changed its domicile and became a Delaware corporation.

         During the Company’s first fiscal year, fiscal year 2000, the Company acquired a series of online gaming companies (including Cases Ladder, Inc.) and entertainment content properties (including Funone.com and Justsaywow.com), thus adding the beginnings of the Company’s other two principal components of its current operations, content and gaming.

         During fiscal year 2001, the Company continued to acquire entertainment content websites (including Send4fun.com, Debsfunpages.com and Funnygreetings.com) and to build its core entertainment network audience. Early in its fiscal year 2001, the Company also launched what has become its flagship entertainment property, Flowgo.com. By April 2001, Flowgo had become one of the most frequented entertainment websites on the Internet. With the acquisition and introduction of these and other entertainment websites, the eUniverse Network quickly ascended into the upper echelons of the Internet’s most trafficked destinations. Also in its fiscal year 2001 (in October of 2000), the Company divested itself of the music and movie retail products segment of its business (i.e., CDUniverse and its related e-commerce properties). The Company received $1 million in exchange for the sale of the intangible and tangible assets of the business to CLBL, Inc. Additionally, over the next six months, the company received $0.5 million from CLBL for advertising on eUniverse websites.

         As the Company entered its fiscal year 2002, and with the divestment of CDUniverse, the Company’s revenue was derived almost exclusively from paid third-party advertising on the eUniverse Network. By June 2002, eUniverse had become the most frequented entertainment network on the Internet. The Company then embarked on a strategy of diversifying its revenue streams and developing longer, higher yielding relationships with its user base. As part of this strategy, in the first quarter of its fiscal year 2002 the Company launched its online dating website CupidJunction.com, representing the beginning of the build-out of the Company’s products and services business segment. Over the course of the year, the Company added seven additional product and/or service offerings consisting of a combination of internally developed and acquired properties.

         Also during its fiscal year 2002, the Company substantially augmented its E-mail newsletter portfolio by acquiring the various publications distributed under the IntelligentX and InfoBeat brand names. In conjunction with its acquisition of InfoBeat, the Company raised approximately $5 million in a private placement of Series B Convertible Preferred Stock with an affiliate of Sony Music Entertainment, Inc.

         Early in its fiscal year 2003, the Company began leveraging its expertise in developing and distributing online advertising campaigns by signing deals with various major media and consumer product companies to promote their properties, artists and products on the eUniverse Network. Also during fiscal year 2003, and in an effort to gain broader consumer reach for the Company’s products and services, the Company launched Performance Marketing Group (“PMG”). PMG’s primary objective is to generate sales of the Company’s various offerings on networks and websites beyond the eUniverse Network.

         In September 2002, the Company continued its effort to broaden its consumer reach by acquiring certain assets of ResponseBase LLC. ResponseBase is an on-line marketing company that manages over 30 million permission-based E-mail records to which it markets and sells its own proprietary products and services as well as those of third parties. The transaction also provided the Company with additional management talent and incremental distribution and product development opportunities.

         Also during September 2002, the Company signed a multi-year agreement with Microsoft Corporation relating to its skilled gaming and gaming download offerings. The joint offerings went live in the fourth quarter of fiscal year 2003.

Description of the Business

         The Company’s businesses are generally divided into two categories or types: (1) Media and Advertising and (2) Products and Services. In fiscal year 2003, the Company’s revenue was generated from a combination of paid third-party advertising on the eUniverse Network and from sales of the Company’s portfolio of products and services.

Media and Advertising

         The eUniverse Network. The eUniverse Network constitutes one of the most visited destinations on the Internet, offering fun and compelling interactive entertainment that people use to communicate and connect. The eUniverse Network attracts between 15 to 20 million monthly visitors, with Flowgo.com, one of the largest entertainment websites, being the Company’s most popular website.(1) Network websites offer thousands of pages of funny pictures, jokes, animations, greetings, parodies, poems, stories, quizzes, polls and games. The nature of the content ranges from the edgy and satirical comedy found on MadBlast.com, to the lighthearted funpages and humor of GotLaughs.com, to the inspirational stories and pages of BlessTheDay.com, to the mind, body and spirit self-evaluation aids at SelfNetwork.com, to the fun and easy to play games at GameRival.com. The variety of offerings renders the Network content akin to television programming, with different shows and channels geared toward different audiences and tastes and with regularly updated, fresh and relevant content. Visitors to the eUniverse Network are encouraged to share the content they experience with family and friends by clicking a link at the bottom of each content Web page and using what the Company refers to as the Flowgo Referral System. The Flowgo Referral System is an internally developed tool that enables users to conveniently E-mail links to the content they view to up to ten other people at a time. Visitors to Network websites are also encouraged to sign up to website mailing lists in order to receive updates about new content and the daily picks of Network webmasters.

         Newsletter Portfolio. The Company distributes content via electronic mail everyday to many millions of subscribers to its Network Web site and topical newsletter subscription lists. eUniverse’s E-mail newsletters are received by over 50 million unique subscribers each month. A majority of the newsletters are E-mailed daily. The Company has over 50 newsletters in its portfolio, covering specific topics such as sports, technology, entertainment, business and finance. A large number of these newsletters are vehicles for delivering content from the numerous websites that make up the eUniverse Network. Some of the Company’s more popular newsletters are IntelligentX, with two daily publications, and InfoBeat, with four daily publications, both providing factual news delivery and other fare similar to that found in traditional newspapers or magazines. These two newsletter groups have a combined subscriber base of over 5 million.

         eUniverse derives its content from a variety of sources and relationships, but the vast majority of its content is produced internally by the Company’s webmasters, programmers and graphic artists. The Web publishing side of eUniverse’s business has enabled the Company to attract a large and diverse audience and to amass a considerable database of subscriber and viewer information. This audience and ability to communicate effectively with potential customers has proved an attractive proposition to third-party advertisers. The Company’s audience includes strong reach into some of the most lucrative demographic segments of the Internet population. eUniverse reaches over 4 to 10 million adult women every month, which amounts to approximately 1 in 6 adult women (18 or older) on the Web. This demographic is believed to control a high percentage of household spending. The eUniverse Network is also one of the top five websites visited by adults over age 55. This demographic group has more leisure time and greater buying power in the aggregate than most other standard demographic groups. The eUniverse Network is also one of the top six websites for teens and one of the top fifteen websites for males over the age of 18.(2) In short, the eUniverse Network and newsletter portfolio present one of the most fertile opportunities available online for customer acquisition. Perhaps more importantly, the Company’s access to a large online audience affords the Company a considerable competitive advantage with respect to its ability to test the marketability of new products and services and to generate sales of the Company’s existing products and services at low customer acquisition costs.

(1) Source: Nielsen//NetRatings March 2003.
(2) Source: Nielsen//NetRatings April 2002 to March 2003.

                   In addition to selling advertising space in its Web and E-mail inventory, the Company also employs a team that, using eUniverse’s unique approach to online marketing, conceives and develops Internet advertising campaigns on behalf of third-party clients. In this regard, the Company fills the creative function of a traditional advertising agency in addition to providing the media in which the ads are run. Clients for the Company’s advertising services have included various television, motion picture and consumer product companies such as CBS, Fox and USA Network in television, Disney, TriStar Pictures and Warner Brothers in film, and Chevrolet, Gatorade and Budweiser in consumer products.

Products and Services

                   During the past two fiscal years, the Company has been following a strategy to diversify its revenue streams and develop a deeper relationship with its user base, thereby increasing the lifetime value of the customers with whom it is in contact. The introduction of the Products and Services segment in fiscal year 2002 was a first step in this effort. The Company offers and sells a variety of products and services, the selection of which is a function of the Company’s core competencies, the consumer tastes and demands of the Company’s user demographic, and the mediums through which the Company reaches consumers. The Company’s e-commerce properties were visited by over 5 million unique visitors in March 2003, a number which would place eUniverse’s shopping traffic, on an aggregated basis, 10th in Nielsen//Netratings “Multi-Category Commerce” ranking. As of the end of fiscal year 2003, the Company had processed credit card transactions for approximately 1.1 million unique credit card paying customers since the beginning of the Company’s build-out of its Products and Services business segment in early fiscal year 2002.

                   Electronic Commerce. The Company sells an eclectic collection of products and services through its various e-commerce websites. These products, services and websites include the following: online dating at CupidJunction.com; health, fitness and dieting resources; self-awareness resources for mind, body and spirit at Colorgenics.com; inkjet printer supplies and peripherals at premiumink.com and allyoucanink.com; collectibles such as commemorative coins, Olympic berets, and other memorabilia and impulse merchandise at PerfectCollectibles.com; herbal and all-natural ingestible and topical products at IncreaseYourHealth.com and FemaleAdvantage.com; downloadable animated desktop mates at CrazyMates.com; and electronic books, scooters, housewares and other niche products at CoolOnlineProducts.com. The Company continuously tests and sources new product and service offerings to determine their marketability on the Internet.

                   The diversity of products and services in which the Company traffics bears some similarity to what one might find on Home Shopping Network or QVC, but as applied to the Internet. As with television direct to consumer sales, the Company’s selection and marketing of products and services on the Internet is largely a function of competition for advertising media. Only certain products and services yield a rate of return that enables payment of competitive rates for advertising, hence the eclectic nature of the Company’s product and service portfolio. eUniverse believes it has competitive advantages in this space from (i) the ability of the Company to test and sell product and service offerings on its own Network at comparatively low cost, (ii) the Company’s expertise in developing marketing campaigns and creating incremental revenue opportunities from initial transactions and customer contact, and (iii) the Company’s ability and expertise, through its PMG group, in purchasing Internet advertising media outside of its own Network, including in large quantities at discounted rates. These factors result in a higher likelihood that the Company will be able to source and create new product and service offerings that are viable on the Internet as compared to smaller or more focused online retailers and providers.

                   Online Gaming. The Company’s Products and Services segment includes its growing presence in the online gaming market. The Company owns and operates two of the premier properties in their respective online gaming categories, Cases Ladder and SkillJam. These properties, combined with the Company’s other gaming related properties, have over 7 million registered users. The online gaming market has become one of the hottest and fastest growing areas of Internet commerce. Online gaming revenue is projected to increase at a rate of 138% between 2000 and 2005, and online gaming revenue is projected to exceed $5.5 billion by 2005.(1) Researchers predict that there will be 114 million online gamers by 2006, and the total number of online games played will reflect a six-fold increase over current activity levels.(2)

                   Cases Ladder is the leader in Internet gaming ladders, leagues and tournaments for online multiplayer games. At the heart of the online gaming movement is the core desire to play against other people and, for many, to compete more broadly and see how they rank against the best players in the world. Cases Ladder provides that opportunity with the most advanced leagues available for online gamers. Cases Ladder leagues are set up for hundreds of Internet playable games, and can be created and co-branded specifically for online gaming services and game developers. Cases Ladder offers both free and premium membership programs to mass-market game players and operates the largest collection of online ladders, leagues and tournaments for its extremely loyal and active gaming community.

                   SkillJam is the premier destination for cash prize skill game play. SkillJam offers nearly 100 fun games including favorites like Trivia Challenge, Diamond Mine, Pool, MahJong Solitaire, and more. Users select the games they would like to play and compete for fun, prizes, and cash. SkillJam offers two types of tournaments:

•	Limited Tournaments - These tournaments end when the entrant limit is reached. For example, a 3-person tournament ends after the third player has joined; and
•	Progressive Tournaments - These tournaments have an unlimited number of participants and end at a pre-set time. The more participants, the bigger the prize.

                   Tournament winners receive a congratulatory winner notification E-mail with cash prizes automatically deposited into their SkillJam account. These funds can be used as entry fees for other tournaments, saved in a user account, or cashed out. SkillJam also offers an array of community-building features such as Special Tournaments, Challenge Matches, Message Boards, and more. SkillJam’s operating process and proprietary software ensure that the players’ competitive gaming environment remains fair. In addition to its skill specific rating system, SkillJam employs a sophisticated fraudulent game activity detection system.

                   Both Cases Ladder and Skilljam operate on proprietary technology platforms that are customizable turnkey solutions for third-parties (such as gaming websites, Web portals and game publishers) wishing to offer leagues, ladders and tournaments or cash prize skill-game contests to their users. Skilljam, for instance, has an agreement to provide the platform and power the play-for-cash skill-games available on Zone.com, MSN’s exclusive games channel. Cases Ladder and SkillJam are, in this regard, destinations as well as salable applications and thus have multi-faceted revenue generating capacity.

Offline and Multimedia Initiatives

                   In addition to expanding the outlets for the Company’s products and services beyond the eUniverse Network through the online media buying activities of PMG, the Company began in fiscal year 2003 to use various offline media, such as radio, television and print, to market its products and services. Also, in August 2002, the Company purchased a telemarketing center in Montclair, California, from which it principally markets its own products and services and, to a more limited extent, those of third parties as well. In September, 2002, the Company entered into two joint ventures with Michael Casey Enterprises to produce television infomercials for two home fitness products.(3) The Company continues to examine and evaluate ways in which to expand the Company’s product and service offerings and the marketing and distribution channels through which they flow.

(1) research firm Datamonitor.
(2) research group DFC Intelligence.
(3) In February 2003, the Company sold its interest in one of the joint ventures for $358,000.

Revenue Generation

                   By the close of its fiscal year 2002, the Company had increased its revenue by approximately 117% from the prior fiscal year. Approximately 34% of overall revenue was generated from the Products and Services segment. During fiscal year 2003, the Company’s revenue increased by approximately 100% for the second consecutive year with approximately 70% of overall revenue from non-advertising sources. The Company believes that this trend in the source of the revenue should continue into the future with a majority of future growth coming from non-advertising related sources. The Company does not have any customers that represent more than 10% of its overall revenue.

         Media and Advertising Revenue. The Company generates advertising revenue through the sale of its inventory of ad space on the eUniverse Network websites and in E-mail newsletters. The Company’s inventory of ad space allows for various forms of Web-based advertisements including the following:

•	banners and buttons, which are ads that appear across the top, bottom or elsewhere on a Web page and which part of the page, but are enclosed within an identifiable boundary to separate them from the principal Web page content;
•	pop-up and pop-under advertisements, which are ads that open as a separate window on top of or beneath the Web page being viewed and which can be closed without closing the principal content page;
•	interstitial advertisements, which are ads that appear on a screen or in a media player while the principal content being viewed is loading;
•	superstitial advertisements, which are ads that seamlessly appear and disappear while a visitor is viewing a Web page and which are typically animated and geometrically variable; and
•	E-mail advertisements, which can be text ads with hyperlinks to a website or, if in html format, can include most of the above types of ads.

         Many of the above types of Web-based ads are served in rich media format, meaning they are animated and often accompanied by sound.

         The Company’s advertising deals with third parties are generally structured as sponsorship, impression-based or performance-based arrangements. Sponsorship ad deals are flat fee arrangements for placement of an advertiser’s name, logos or other branding as the sponsor of a website (or section of a website), newsletter, particular piece of content, or particular promotion. Sponsorship arrangements differ from impression or performance based arrangements in that appearance of the advertisements in the placement location is constant for an agreed upon period of time. Impression-based arrangements, on the other hand, are negotiated as a rate per the number of times an advertisement is shown, usually measured as cost per thousand impressions (“CPM”). In a CPM scenario, an advertiser purchases a certain number of advertising impressions, which the Company delivers on agreed upon schedules, formats and locations.

         The vast majority of the Company’s advertising revenue is generated from performance-based arrangements, measured in terms of cost per click (“CPC”) or cost per acquisition (“CPA”). Performance-based ad deals are result oriented, meaning that the advertiser pays the Web publisher only if the Internet user performs an agreed upon activity. The required activity can be as simple as clicking on the ad (i.e., a CPC arrangement) or could require that the user link to the advertisers’ website and provide information, sign up or make a purchase. Over the past couple years, the Company has become an expert in working with its advertisers to deliver online campaigns that lead to the conversion of viewers into customers. In an online advertising market that has increasingly placed a premium on results-oriented advertising, this has been an essential ingredient of the Company’s strategy and success.

         Products and Services Revenue. The Company continues to manage a shift in its revenue base from third-party paid advertising to its portfolio products, services and on-line gaming offerings. During fiscal year 2003, over two-thirds of the Company’s revenues were sales related to products, services and gaming, as compared to a one-third contribution in fiscal year 2002. The Company believes the strategy to grow its portfolio products, services and gaming properties will provide it with enhanced growth potential through higher and longer-term revenue yields. Additionally, revenue streams of this nature are expected to provide the company with greater visibility of future sales.

         The Company’s revenue from its products and services segment is generated from sales of merchandise, subscriptions and activity-based fees. Sales of merchandise make up the vast majority of the Company’s products and services revenue, with revenue generated from the sale of a diverse assortment of products (including inkjet printer supplies and peripherals, consumer electronics, collectibles and other impulse merchandise, and herbal and all-natural ingestible and topical products), and consummated through continuity type consumer relationships. An example of the Company’s continuity type merchandise sales is found at the Company’s IncreaseYourHealth website, where users are offered a free, no risk trial of apple cider vinegar pills, a popular all-natural weight loss supplement, which converts into a monthly shipment of the product. Similarly, the Company’s subscription-type offerings, such as to its fitness and health and dating websites, represent the sort of steady and predictable streams of revenue toward which the Company continues to migrate. The Company also expects that websites charging activity-based fees, such as the Company’s pay-to-play skill gaming website SkillJam.com, will play an increasingly larger role in the Company’s revenue mix.

         Traditionally, spending in the advertising sector and general retail sector increases during the latter part of each calendar year, in line with the holiday shopping season. Accordingly, the Company’s revenue from advertising and products and services may be significantly higher during its third fiscal quarter than in other quarters throughout the year.

Corporate Organization

                   The Company has moved toward, and is in the process of refining, a corporate structure with eUniverse, Inc. as the parent holding company of, and service provider to, its various operating subsidiaries and joint ventures. Currently, the Company has 11 operating subsidiary entities and two joint ventures with certain services and functions performed at the parent level including accounting and finance, human resources, legal and technology. Recently, and in connection with its recent operational reorganization (see Recent Events above), the Company has begun a corporate restructuring to simplify and consolidate its corporate structure.

Expansion

                   eUniverse currently offers products and services across several categories including health and wellness, lifestyle and impulse merchandising. The Company intends to continue to expand its products and services portfolio by adding additional complementary products and services to its existing offerings. This expansion will be driven from organic development within the Company, acquisitions of other companies and businesses and through the development of strategic relationships. The Company will also continue to explore marketing channels beyond the Internet including television, radio and print. The Company intends to invest in the infrastructure and resources necessary to accommodate the scaling requirements of these expansion plans.

                   The Company is actively augmenting and improving the content and functionality of its current websites and related offerings. The core content and newsletter offerings are considered key components of the revenue generating capabilities of the Company and are continuously refreshed in an effort to retain users and enhance yield. New content offerings are expected to come from internal development as well as third-party licensing arrangements. The Company may also expand its content through selective acquisitions that attract desired demographics, and that cater to the specific communities of interest on the eUniverse Network.

Domain Names, Patents and Trademarks

                   The Company’s domain name portfolio constitutes important intellectual property of the Company that is essential to its business. There are currently 622 domain names registered to the Company. Also important to eUniverse’s business are its trademarks and service marks. eUniverse currently has 27 registered trademarks and service marks and 14 applications for trademarks and service marks filed with the US Patent and Trademark Office (“USPTO”). The Company currently has one patent application filed with the USPTO. eUniverse believes that it presently has, or is capable of acquiring, ownership and control of the intellectual property rights, which are necessary to conduct its operations, and to carry out its strategic plans.

Operations and Technology

                   The Company’s primary operating facilities are located in Los Angeles, California. The Company’s senior management team and several core operations, marketing, product development and administrative support are combined in the same facility. Certain of the company’s customer care and content development operations are undertaken at various locations throughout the United States and in India.

                   eUniverse maintains a technology center at the Company’s primary facility, supported by in-house technical staff. This staff monitors the Company’s network of websites 24 hours a day, 7 days a week. The Company’s computer hardware to support its network and other Internet activities is housed at the co-location facility of a Tier 1 service provider. Additionally, the Company maintains a software development center, with in-house software engineers.

                   eUniverse has developed certain proprietary technologies and systems that provide for reliable online entertainment and commerce in a secure and easy-to-use format. Using a combination of proprietary solutions and licensed technologies, the Company has deployed systems for online content dissemination, online transaction processing, customer service, market analysis and electronic data interchange. Chief among the company’s proprietary systems is the E-mail transmission and reporting technology. All of the Company’s E-mail is transmitted and tracked via this proprietary system. The Company’s E-mail system can send the appropriate type of E-mail to specific domains based on information generated from previous E-mail campaigns. Additionally, eUniverse has built a content delivery system that enables its users to freely transmit greeting cards and other content to their friends and family. The content delivery system has a full-featured ad tracking subsystem that allows eUniverse to monitor usage of the system. Finally, the Company has built a full-featured ad distribution system capable of meeting the dynamic ad creative, ad reporting and ad tracking needs of the business. This system allows the company to use many different types of ad creative from pop-ups to dynamic flash creative.

                   eUniverse’s websites are based on a Microsoft platform. The Company’s on-site network operations center is connected via a secure digital transmission link to its primary Internet service provider, AT&T Corporation. This service is provided under a three-year contract expiring in January 2005.

Marketing and Sales

                   The Company markets its own products and services, and those of third-party advertisers, using various direct marketing tools and techniques available across its advertising inventory. The company maintains an internal sales force to obtain and maintain third-party advertising relationships as well as market and sell its own proprietary products and services. This team, internally referred to as the CPA Team, continuously sources, tests and monitors advertising campaigns using the Company’s online advertising inventory. The CPA Team acts as a gatekeeper of sorts to the Company’s valuable advertising inventory by ensuring that only the highest yielding campaigns available at any particular time occupy inventory.

                   In addition to the CPA Team, in August of 2002, the Company announced the launch of PMG, an online marketing entity whose mission is primarily to broaden the reach for the Company’s products and services by placing them in online advertising media outside the eUniverse Network of websites and publications, and secondarily to offer the methods, tools and unique marketing services of the Company to third-parties seeking to promote their products and services online. PMG carries out its primary mission in two ways. First, PMG employs a team of media buyers that purchase large quantities of online advertising inventory from third parties in which to market the Company’s products and services. Second, PMG has created and operates an automated system called Partner2Profit (“P2P”) that provides Web publishers the ability to promote eUniverse’s best of breed products and services to their own audience. P2P is a turnkey solution with an automated, online sign-up process that affords Web publishers access to the same highly effective campaigns that eUniverse has used to successfully monetize its own audience. Users of the P2P service can retrieve ad creatives available on the P2P website to deliver to their audiences, for which they receive a commission for any sales resulting from the ads shown. The P2P system has proved an effective revenue generating service for hundreds of smaller Web publishers as well as an effective tool for marketing the Company’s products and services beyond its own network.

                   The company intends to continue investing in the marketing and sales teams of its various products and services offerings, including expansion beyond the online market. Additionally, the Company considers customer care to be a vital component of customer acquisition and retention. Accordingly, eUniverse intends to invest in the enhancement of its customer care function.

Competition

                   The market for online multi-channel offerings, which includes information, entertainment, community, commerce and activity based experiences is rapidly evolving and intensely competitive. The past three years has seen an extremely soft advertising market, with ad budgets still down from those that existed in the late 1990’s and 2000. Accordingly, a few of the leading Internet websites have started to develop business models with a broader base of revenue streams, similar to eUniverse. The most notable of these competitive companies are AOL Time Warner and Yahoo. The Company believes it differentiates itself from these competitors through its origins as a multi-channel entertainment and destination network, as opposed to being more of a pass-through portal. Accordingly, eUniverse users are more accustomed to interacting with the content and offerings on the network of websites. Additionally, the company believes its various offerings are superior to, or at least competitive with, other similar competitive products and services.

                   Other direct competition is from advertising networks such as ValueClick, Advertising.com, Sportsline.com, and Traffix, as well as more focused information providers such as Overture and Google. In addition, the Company also faces competition from traditional offline media such as print, radio and television for a share of advertisers’ budgets. We expect the advertising market to remain intensely competitive for the foreseeable future, and barriers to entry are not prohibitive, thus new and existing competitors may expand their offerings at a relatively low cost.

                   Some of our current competitors have larger user bases, longer operating histories, higher brand recognition, and greater financial resources than eUniverse. As we expand the scope of our offerings, we may have to compete with a larger number of Internet websites as well as media companies. In addition, as the Internet becomes increasingly ubiquitous, larger, more well-financed or well-established entities may expand into, acquire, invest or continue to consolidate, thus increasing the competitive pressures that eUniverse faces.

Employees

                   As of March 31, 2003, there were 302 full-time employees, including 160 in marketing and sales, 40 in product development, 59 in technology and 43 in finance, human resources, legal and administration.

Website Access to SEC Reports

                   The Company’s Internet website can be found at http://www.eUniverse.com. Information contained on the Company’s Internet website is not part of this report. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the Section 16 filings of its officers, directors, and shareholders beneficially owning 10% or more of the Company’s common stock are available on the Company’s website, free of charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s Internet website: http://www.sec.gov.

Risk Factors

Trading in our common stock has been halted and may not be resumed. NASDAQ may delist our securities.

                   On May 6, 2003, in response to the announcement of our intent to restate our quarterly financial statements for fiscal year 2003, NASDAQ halted trading in our common stock due to our inability to provide the market place with sufficient current financial information. On June 13, 2003, we received a NASDAQ Staff Determination stating that our common stock was subject to delisting from The NASDAQ SmallCap Market (the “SmallCap Market”) due to the NASDAQ Staff’s inability to assess the Company’s current financial position and its ability to sustain compliance with NASDAQ’s continued listing requirements. On July 2, 2003, we received notice of an additional listing deficiency from NASDAQ indicating that the Company was not in compliance with the filing requirement for continued listing due to our failure to timely file our Annual Report on Form 10-K. Subsequently, on August 15, 2003, the Company filed a Report on Form 12b-25 with the Securities and Exchange Commission as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. The Company currently anticipates it will file this Form 10-Q in September 2003. We have appealed the NASDAQ Staff’s determination to delist the Company’s securities to the Listing Qualifications Hearings Panel (the “Panel”). On July 31, 2003, in an oral hearing before the Panel, we presented our plan for providing current financial information about the Company to the market place and complying with the NASDAQ filing requirements. The Panel has not yet made determination on our appeal and there has been no indication from the NASDAQ Staff as to whether the halt in trading of our stock will be lifted. The Company can provide no assurance that the Panel will grant our request for continued listing or that the trading in our stock on the SmallCap Market will resume.

                   NASDAQ also has various quantitative listing requirements for a company to remain listed on the NASDAQ SmallCap Market. These criteria, which undergo periodic NASDAQ review, include, among other things, (i) at least $35 million in market capitalization, $2.5 million in stockholders’ equity, or $500 thousand in net income in an issuer’s last fiscal year or two of its last three fiscal years; (ii) a $1.00 minimum bid price; (iii) two market makers; (iv) 300 round lot shareholders; and (v) 500 thousand publicly held shares with a market value of $1 million (excluding shares held by officers, directors and persons owning 10% or more of the company’s issued and outstanding shares). Although we were in compliance with these quantitative listing requirements as of March 31, 2003, there can be no assurance that we will remain in compliance with these requirements in the future.

                    If we do not resume trading on the SmallCap Market, or if our common stock is delisted, trading in our common stock, if any, would be conducted in the over-the-counter market on the OTC Bulletin Board established for companies that do not meet the listing requirements of the SmallCap Market or in what is commonly referred to as the “pink sheets.” Transitioning to the over-the-counter market or the “pink sheets” could damage our general business reputation and would impair our ability to raise additional funds. This would further adversely affect our stock price. Furthermore, if our shares are delisted and are traded on the over-the-counter bulletin board or the “pink sheets,” their value would be negatively affected because stocks which trade on the over-the-counter bulletin board or the “pink sheets” tend to be less liquid and trade with larger variations between the bid and ask price than stocks on the SmallCap Market. Accordingly, either of the foregoing events could have a material adverse effect on our business, financial condition and operating results.

Litigation and regulatory proceedings regarding the restatement of our consolidated financial statements could seriously harm our business.

                   As previously disclosed by the Company in its current report on Form 8-K filed June 20, 2003, since May 9, 2003, eight purported shareholder class action lawsuits, which are substantially similar, have been filed against the Company and several current and former officers and/or employees of the Company in the United States District Court for the Central District of California. In addition, three purported shareholder derivative actions, which are similar, have been filed against various current and former directors, officers, and/or employees of the Company, one of which was recently filed in the United States District Court for the Central District of California, and two of which were filed in the Superior Court of California for the County of Los Angeles. The Company expects that the purported shareholder class action lawsuits filed in the United States District Court for the Central District of California (collectively, the “Federal Court Cases)”, and any additional similar actions, will be consolidated into one action, and that the purported shareholder derivative actions filed in the Superior Court of California for the County of Los Angeles (collectively, the “State Court Actions”), and any additional similar actions filed in that Court, will similarly be coordinated before one judge. All of the lawsuits, which arise out of the Company’s previously disclosed Restatement, include varying allegations of, among other things, false and misleading statements regarding the Company’s business prospects and financial condition and performance, sales of Company stock by one officer and one former employee of the Company, and breach of fiduciary duty. The Company intends to vigorously defend itself in the Federal Court Cases and to address the State Court Actions as appropriate. Defending against existing and potential securities and class action litigation relating to the Restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If our defenses were ultimately unsuccessful, or if we were unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operations.

                   In addition, the SEC has commenced an informal inquiry regarding the circumstances leading up to the Restatement. Responding to any such review could require significant diversion of management’s attention and resources in the future. For example, if the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we are unsuccessful in defending against this or other investigations or proceedings, we may face civil or criminal penalties or fines that would seriously harm our business and results of operations.

Failure or circumvention of our controls or procedures could seriously harm our business.

                   In response to the Company’s announcement that it intended to restate its quarterly financial statements for the fiscal year ended March 31, 2003, both management and the Audit Committee of the Board of Directors undertook a review of the Company’s accounting records, policies, practices and procedures. During the course of this review, and during the course of the audit of the Company’s financial statements for the year ended March 31, 2003, various deficiencies in the Company’s internal control were identified. As described above, we have taken a number of steps to improve our internal controls and procedures. Additionally, management is undertaking a number of initiatives to further enhance our internal controls and procedures. However, we can provide no assurance that these actions or any other actions we may take will be successful. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. A failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

We are controlled by our management, preferred stockholders, and members of our Board of Directors whose interest may differ from those of our other stockholders.

                   As of March 31, 2003, our executive officers, preferred stockholders holding a 5% or greater beneficial ownership in our securities, and members of our Board of Directors will beneficially own approximately 56% of our common stock on an as-converted basis. As a result, our executive officers, preferred stockholders, and directors will be able to influence the outcome of matters requiring a stockholder vote, including the election of directors, the issuance of new securities and the approval of significant transactions, thereby controlling our affairs and our management. The interests of our executive officers, preferred stockholders, and directors may conflict with or not be the same as the interests of our other stockholders and, through control of the Board of Directors, the executive officers, preferred stockholders and directors may delay, defer or prevent a change in control of our company, or make some transactions more difficult or impossible. Examples of potentially conflicting transactions, include the issuance of additional preferred securities, proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price of our common stock.

We may issue securities with rights superior to those of the common stock, which could materially limit the ownership rights of existing stockholders.

                   We may issue additional preferred stock at such time or times and for such consideration as the Board of Directors may determine. Each series is required to be so designated as to distinguish the shares thereof from the shares of all other series. The Board of Directors is expressly authorized, subject to the limitations prescribed by law and the provisions of our Certificate of Incorporation, to provide for the issuance of all or any shares of preferred stock, in one or more series, each with such designations, preferences, voting powers (or no voting powers), relative, participating, optional or other special rights and privileges and such qualifications, limitations or restrictions thereof as are determined by the Board of Directors.

                   In July 2003, the Company entered into certain agreements, and executed a non-binding term sheet with respect to certain contemplated agreements, with VP Alpha Holding IV, L.L.C. ("VPVP"), an affiliate of VantagePoint Venture Partnership, that may result in the issuance of a new series of preferred stock with certain rights, preferences and privileges that would be senior to the rights, preferences and privileges of the Company's common stock. Further information with respect to the agreements and contemplated agreements with VPVP is set forth above in "Business - Recent Events - Additional Financing."

                   In addition, our Certificate of Incorporation authorizes blank check preferred stock. Our Board of Directors can set the voting, redemption, conversion and other rights relating to the preferred stock and can issue the stock in either a private or public transaction. The issuance of any preferred stock may have the effect of delaying or preventing a change in control of eUniverse without further stockholder action and may adversely affect the rights and powers, including voting rights of the holders of our common stock, rights to receive dividends and rights to payments upon liquidation. In certain circumstances, the issuance of preferred stock could depress the market price of our common stock, and could encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our Board of Directors rather than pursue non-negotiated takeover attempts.

We have many potentially dilutive securities outstanding.

                   As of March 31, 2003, we had 7,601,810 options and 127,244 warrants to purchase our common stock outstanding.

                   As of March 31, 2003, we had 356,500 shares of our Series A 6% Convertible Preferred stock outstanding (the “Series A”). The Series A shares may be converted, at any time, into the Company’s common stock at the then-applicable conversion rate. The shares of Series A have a liquidation preference of $3.60 per share, which increases at a rate of 6% per annum. Each share of Series A may be converted to common stock at a rate of one share of common stock for each $3.60 of liquidation preference. The liquidation preference was $4.58 as of April 14, 2003. Because of the 6% accretion factor, each share of Series A may be converted into greater than one share of common stock. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, or other similar event. The conversion price is also subject to a weighted average adjustment to reduce dilution in the event that we issue additional equity securities (other than those reserved as employee shares pursuant to any employee stock option plan) at a purchase price less than the applicable conversion price described above.

                   As of March 31, 2003, we had 1,923,077 shares of our Series B Convertible Preferred Stock outstanding (the “Series B”). The Series B may be converted, at any time, into our common stock at the then applicable conversion rate at the election of the holders of at least a majority of the outstanding Series B. The Series B has a liquidation preference of $2.60 per share. Each share of Series B may be converted to common stock at an initial rate of one share of common stock for each $2.60 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, or other similar event. The conversion price per share of Series B may be adjusted downward if we issue additional equity securities (other than certain excluded stock), without consideration or for consideration per share less than the then-current conversion price (initially $2.60 per share).

                   In July 2003, the Company entered into certain agreements, and executed a non-binding term sheet with respect to certain contemplated agreements, with VP Alpha Holdings IV, L.L.C. (“VPVP”), an affiliate of VantagePoint Venture Partners, that may result in the issuance of a new series of preferred stock with certain rights, preferences and privileges that would be senior to the rights, preferances and privileges of the Company’s common stock. Further information with respect to the agreements and contemplated agreements with VPVP is set forth above in “Business - Recent Events - Additional Financing.”

                   The issuance of common stock upon the exercise of our outstanding options and warrants, or the conversion of the Series A, Series B, or any newly issued Series of preferred stock, will cause dilution to existing shareholders and could adversely affect the market price of our common stock.

If we are unable to use new technologies effectively or adapt our websites, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards, customers may not visit our network of websites, which could result in a decrease in our revenues.

                   To remain competitive, we must continue to enhance and improve the responsiveness, functionality, features of our websites, and develop new features to meet customer needs. The Internet is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions, and the emergence of new industry standards and practices that could render our existing network and websites, technology and systems obsolete. Our success will depend, in part, on our ability to license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

If we are unable to continue to develop compelling entertainment and other content for our network of websites and electronic newsletters, the Company’s traffic, subscriber and user base may be reduced and our revenues could decrease.

         The online business market is new, rapidly evolving and intensely competitive, and eUniverse expects that competition will further intensify in the future. Similarly, the competition for website traffic and subscribers, as well as advertising revenues, both on Internet websites and in more traditional media, is intense. Barriers to entry are currently minimal, and current and new competitors can launch new websites and electronic newsletters at a relatively low cost. The primary competitive factors in providing entertainment and multi-channel products and services via the Internet are name recognition, variety of value-added offerings, ease of use, price, quality of service, availability of customer support and technical expertise. Our prospects for achieving our business objectives will depend heavily upon our ability to continuously provide high quality, entertaining content, along with user-friendly website features, and value-added Internet products and services. If we fail to continue to attract a high volume of traffic for our websites or a broad subscriber base, revenues could decrease and our business, results of operations and financial condition may be materially adversely affected.

We depend on strategic relationships with our partners.

         We expect to generate significant commerce and advertising revenues from strategic relationships with certain outside companies. However, there can be no assurance that our existing relationships will be maintained through their initial terms or that additional third-party alliances will be available to the Company on acceptable commercial terms, or at all. The inability to enter into new or to maintain any one or more of our existing, strategic alliances could result in decreased third-party paid advertising and product and service sales revenue. Even if we are able to maintain our strategic alliances, there can be no assurance that these alliances will be successful or that our infrastructure of hardware and software will be sufficient to handle any potential increased traffic or sales volume resulting from these alliances.

Some of our sponsorship arrangements may not generate anticipated revenues.

         Advertising revenues are partly generated by sponsored services and placements by third parties in our online media properties. We receive sponsorship fees or a portion of transaction revenues in return for user impressions to be provided by us. Consequently, we are exposed to potential financial risks if: sponsors do not renew the arrangement or do so at a lower rate; the shared revenue is lower than expected; fees are adjusted to reflect performance; or we are obligated to provide additional services to supplement lower than anticipated performance. Additionally, any material reduction of our user base may directly reflect upon these sponsorship arrangements and adversely effect revenues.

Our success depends on retaining our current key personnel and attracting additional key personnel.

         The company is dependent on the services of key personnel, including our senior management, vice presidents, and business unit managers. Due to the specialized knowledge of these individuals, as it relates to eUniverse and our operations, if they were to leave the employ of the Company, we could have difficulty hiring qualified individuals to replace the personnel in a timely manner. Consequently, operations and productivity surrounding the vacated position may be impaired and cause an adverse effect on operating results. In addition, our success depends on our continuing ability to attract, hire, train and retain a selected number of highly skilled managerial, technical, sales, marketing and customer support personnel, particularly in the areas of content development, product development, website design, and sales and marketing. Competition for qualified personnel is intense, and our ability to retain key employees, or to attract or retain other highly qualified personnel, may be harder given recent adverse changes in our business.

We may not be able to continue to grow through acquisitions of other companies and we may not manage the integration of acquired companies successfully.

         A significant portion of our future growth and profitability may depend in part upon our ability to identify companies that are suitable acquisition candidates, to acquire those companies upon appropriate terms, and to effectively integrate and expand their operations within our infrastructure. We may not be able to identify additional candidates that are suitable for acquisition or to consummate desired acquisitions on favorable terms. Acquisitions involve a number of special risks: the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on our operating results, and the potential inability to integrate financial and management reporting systems. A significant portion of eUniverse’s capital resources could be used for these acquisitions. Accordingly, we may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to us, if at all. Moreover, we may not be able to successfully integrate an acquired business into its business or to operate an acquired business profitably. It could have a material adverse effect on our business if we are not able to identify appropriate acquisition candidates or integrate and expand the operations of acquired companies without excessive costs, delays or other adverse developments.

If we do not effectively manage our growth, our business will be harmed.

         Even after giving effect to our recent reduction in headcount, the scope of our operations and our workforce has expanded significantly over a relatively short period of time. This growth requires significant time and resources of senior management, and may distract from other business initiatives. If we are unable to effectively manage this growth, then our earnings could be adversely affected. In addition, we rely on the effectiveness of our financial reporting and data systems, which have become increasingly complex due to rapid expansion and diversification. Management of our business is dependent on the information from these systems, and if we do not adapt to the rapid changes in the business, then our business could be adversely effected.

Our previous acquisitions and any future acquisitions may require us to incur significant charges for goodwill and intangible assets.

         We have adopted the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In light of the SFAS 142 adoption, we are required to review our amortizable intangible assets for impairment when events or changes in conditions may prevent the Company from recovering the carrying value. Furthermore, goodwill is required to be tested for impairment at least once per fiscal year. If our stock price and market capitalization decline, we may be required to record a material charge to earnings in our financial statements during the period in which we analyze our intangible assets and goodwill for impairment. Furthermore, the future cash flows associated with our various properties may decline due to changes in market conditions or technology, thereby requiring an impairment assessment of any intangible assets and goodwill associated with the property.

         In fiscal year 2003, we analyzed goodwill for impairment at the Company level. As a result of the ongoing reorganization of our reporting structure, we anticipate that, in the future, we will have sufficiently discrete financial information to conduct a goodwill impairment analysis at the reporting unit level. This change may affect the amounts recorded for goodwill impairment in future periods.

If we are unable to protect our trademarks and other proprietary rights, our reputation and brand could be impaired, and we could lose customers.

         We regard our trademarks, trade secrets and similar intellectual property as valuable to our business, and rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, partners and others to protect our proprietary rights. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation or infringement of our proprietary property. We have some of our trademarks or service marks registered with the United States Patent and Trademark Office, and we are currently applying for registration of a number of its trademarks and service marks. Completion of our applications for these trademarks may not be successful. See “Business - Domain Names, Patents, and Trademarks”, above.

If we are unable to protect our domain names, our reputation and brand could be impaired, and we could lose customers.

         We own numerous Internet domain names. See “Business - Domain Names, Patents and Trademarks”, above. National and international Internet regulatory bodies generally regulate the registration of domain names. The regulation of domain names in the United States and in other countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain the domain names referenced in the Domain Names section or comparable domain names in all the countries in which we conduct business, which could harm our business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

As we provide more audio and video content, particularly music, we may be required to spend significant amounts of money on content acquisition and content broadcasts.

         The majority of our content is derived internally or licensed to us by third parties. However, we have been providing increasing amounts of audio and video content to our uses, particularly the broadcast of music. In order to broadcast music through our online properties, we are required to pay a royalty on the music we broadcast. The revenue we receive due to the broadcast of the audio and video content may not justify the costs of providing such services to our customers.

We have a limited operating history and compete in new and rapidly evolving markets. These facts make it difficult to evaluate our future prospects based on historical operating results.

         eUniverse commenced in April 1999, and we have a limited operating history upon which an evaluation of eUniverse and our prospects can be based. In addition, we have repositioned our service and product offerings to adjust to evolving customer requirements and competitive pressures. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets, such as the Internet market. To address these risks, we must, among other things, expand our customer base, respond effectively to competitive developments, continue to attract, retain and motivate qualified employees, and continue to upgrade our technologies. If we are not successful in further developing and expanding our entertainment content, product and services businesses, and other related business opportunities, our ability to maintain and increase profitability may not be achieved and our market price may decline.

We may need to raise additional capital. This capital may not be available on acceptable terms, if at all.

         Given the recent significant changes in our business and results of operations, the fluctuation in cash and cash equivalents balances and anticipated cash flow may be greater than presently anticipated. In addition, we expect to incur significant non-recurring expenses associated with the Restatement and the implementation of internal controls and other corporate goverance initiatives required by the Sarbanes-Oxley Act of 2002, as well as significant expenses in connection with the Restatement-related litigation. In the event we are unable to reach an agreement with VPVP for additional financing (see “Business—Recent Events—Additional Financing,” above), we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, grow our business, or meet unanticipated cash requirements, which could seriously harm our business.

Our quarterly and long-term operating results are volatile and difficult to predict.

         Due to the nature of our business, our future operating results may fluctuate. If we are unable to meet the expectations of investors and public market analysts, the market price of our common stock may decrease. We expect to experience fluctuations in future quarterly and long-term operating results that may be caused by a variety of factors, many of which are outside our control. Factors that may affect our operating results include, without limitation:

•	our ability to maintain or increase our current level of e-commerce merchandise sales:
•	our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction:
•	the announcement or introduction of new or enhanced content, websites, products and services, and strategic partnerships by us and our competitors;
•	seasonality of advertising sales as this revenue component is still material to our overall revenue mix;

•	the level of use of the Internet and increasing consumer acceptance of the Internet for entertainment and the purchase of consumer products, services and activity based offerings;
•	our ability to upgrade and develop our systems and infrastructure in a timely and effective manner;
•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic partnerships, and general economic conditions and economic conditions specific to the Internet.

More individuals are utilizing non-PC devices to access the Internet and we may not be successful in adapting our services to these new devices.

         Devices other than personal computers, such as personal digital assistants, cellular telephones, and television set-top devices, are expected to increase dramatically in the coming years. Our services are designed for presentation on graphic rich devices such as the personal computer. The decreased functionality and lower resolution of the new technologies available to consumers may make it difficult for us to adapt our services in a compelling manner. Consequently, we may face adverse financial effects and operational changes that effect earnings, in order to adapt our services to these new devices. It is difficult to predict with certainty what effect these devices will have on our earnings potential, and significant resources may be required in the future to leverage our online presence in this new format.

We depend on the acceptance and growth of the Internet and the Internet Infrastructure.

         Our market, users of the global computer network known as the Internet, is new and rapidly evolving. Our future results and growth may not be realized and our business could suffer if the use of the Internet does not continue to increase. Internet usage may be inhibited for a number of reasons, including:

•	inadequate network infrastructure;
•	security concerns;
•	inconsistent quality of service;
•	lack of availability of cost-effective and high-speed service;
•	changes in government regulation of the Internet; and,
•	changes in communications technology

         If Internet usage grows, the Internet infrastructure might not be able to support the demands placed on it by this growth or its performance and reliability may decline. In addition, future outages and other interruptions occurring throughout the Internet could lead to decreased use of our network of websites and harm our business.

We may face litigation for information retrieved from the Internet.

         We could be sued for information retrieved from the Internet. Due to the fact that material may be downloaded from websites and may be subsequently distributed to others, there is a potential that claims will be made against eUniverse under legal theories, such as defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of the material. These claims have been brought, and sometimes successfully pressed, against online services in the past. In addition, we could be exposed to liability with respect to the material that may be accessible through its products, services, and websites, including claims asserting that, by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through the websites. Although we carry general liability insurance, our insurance may not cover potential claims of this type, or the level of coverage may not be adequate to fully protect eUniverse against all liability that may be imposed. Any costs or imposition of liability or legal defense expenses that are not covered by insurance or in excess of insurance coverage could reduce our working capital and have a material adverse effect on its business, results of operations and financial condition. Also, the legal effectiveness of our terms and conditions of use is uncertain. Except as disclosed elsewhere herein, management is currently not aware of any claims that can be expected to have a material adverse impact on our financial condition or our ability to conduct our business.

We may become subject to government regulation and legal uncertainties that could reduce demand for our products and services or increase the cost of doing business.

         Government regulation and legal uncertainties could increase our costs and risks of doing business on the Internet. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel, taxation and personal privacy are applicable to the Internet. The applications of existing laws, or the adoption of new laws and regulations in the future, that address issues such as user privacy, pricing, taxation and the characteristics and quality of products and services, could create uncertainty in the Internet marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

If the delivery of Internet advertising on the Web, or the delivery of our E-mail messages, are limited or blocked, demand for our products and services may decline.

         Our business may be adversely affected by the adoption by computer users of technologies that harm the performance of our products and services. For example, computer users may use software designed to filter or prevent the delivery of Internet advertising or deploy Internet browsers set to block the use of cookies. We cannot assure you that the number of computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of our products and services. In the case that one or more of these technologies becomes widely adopted by computer users, demand for our products and services would decline.

         We also depend on our ability to deliver E-mails over the Internet through Internet service providers and private networks. Internet service providers are able to block messages from reaching their users and we do not have, nor are we required to have, agreements with any Internet service providers to deliver E-mails to their customers. As a result, we could experience periodic temporary blockages of our delivery of E-mails to their customers, which would limit the effectiveness of our E-mail marketing. Some Internet service providers also use proprietary technologies to handle and deliver E-mail. If Internet service providers materially limit or block the delivery of our E-mails, or if our technology fails to be compatible with these Internet service providers’ E-mail technologies, then our business, results of operations or financial condition could be materially and adversely affected. In addition, the effectiveness of E-mail marketing may decrease as a result of increased consumer resistance to E-mail marketing in general.

We may be not able to keep pace with rapid technological changes in the Internet industry, which could cause us to lose customers and revenue.

         Rapid technological developments, evolving industry standards and user demands, and frequent new product introductions and enhancements characterize the market for Internet products and services. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Our future success will depend on our ability to continually improve our content offerings and products and services. In addition, the widespread adoption of developing multimedia-enabling technologies could require fundamental and costly changes in our technology and could fundamentally affect the nature, viability and measurability of Internet-based advertising and direct marketing, which may harm our business.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.

         Significant portions of our operations are located in California, which is susceptible to earthquakes and forest fires. In addition, our operations are susceptible to outages due to “rolling black-outs”, fire, floods, telecommunication failures, break-ins, and other natural disasters. We have multiple website capacity to minimize disruption to our services; however, not all services provided by the Company are supported by such redundancy. Despite our implementation of network security measures, our services may become vulnerable to new computer viruses and similar disruptions from unauthorized tampering with our computer systems or personal computers for individuals.

Our business and future operating results are subject to a wide range of uncertainties arising out of the continuing threat of terrorist attacks.

         The United States has been the target of terrorist attacks in the past and remains the target of armed hostilities both in the United States and abroad. These attacks result in global instabilities in the financial markets, which may in turn contribute to increased volatility in the stock prices of United States publicly traded companies, such as eUniverse. Furthermore, these attacks may lead to economic instability in the United States, which could adversely affect our revenue.

ITEM 2.   FACILITIES

         eUniverse currently leases approximately 42,500 square feet of office space in two separate facilities in Los Angeles, California for its headquarters staff, including technical, sales and marketing, business development and administrative functions. The Company leased approximately 25,000 square feet in April 2002, as part of a facilities expansion plan designed to accommodate the Company’s current and future growth. In January 2003, the Company leased an additional 7,500 square feet to accommodate further growth. The lease term for the recently obtained space runs through February 2006, with initial monthly rental rates of approximately $45 and $17 thousand, respectively. These lease arrangements include an annual 3% escalation clause. The remaining 10,000 square feet of space in Los Angeles is under lease at approximately $18 thousand per month through December 30, 2004. The Company intends to sub-lease some or all of this space.

         The Company leased approximately 5,000 square feet of office space in August 2002, for its Call Center in Montclair, California. The lease with respect to this facility expires on July 31, 2004, with an initial monthly rental rate of approximately $4 thousand. This lease arrangement includes an annual 5% escalation clause.

         The Company leases approximately 300 square feet of office space for its marketing and sales staff in New York at a monthly cost of $2 thousand, on a month-to-month basis.

         The Company leased approximately 2,000 square feet of office space in February 2003 for its Cases Ladder subsidiary in Mount Vernon, Washington. The lease with respect to this facility expires on January 31, 2005 with an initial monthly rental rate of $2 thousand. This lease arrangement includes an annual 3% escalation clause, and it may be renewed at the end of the current lease term.

         On March 26, 2003, the Company entered into a six month lease beginning on April 15, 2003 with an initial monthly rental rate of $10 thousand which was subsequently extended to 18 months, for 13,500 square feet of warehouse space to be used for inventory and order fulfillment. This lease arrangement includes an annual 3% escalation clause.

         Management of the Company believes that the current available facilities are adequate to accommodate the needs of the business, and that suitable additional space will be available to accommodate growth in operations.

ITEM 3.   LEGAL PROCEEDINGS

         As previously disclosed, on July 6, 2001, Adolph Komorsky Investments, Inc. (“AKI”), an Illinois corporation with its principal place of business in Tarrytown, New York, filed a complaint against the Company in the Supreme Court of the State of New York, County of Westchester. AKI alleged that the Company breached a consulting agreement with AKI by failing and refusing to pay AKI cash and warrant consideration called for under the agreement. On or about March 25, 2003, the Company and AKI entered into a Settlement Agreement pursuant to which (i) the Company agreed to pay AKI an undisclosed sum of cash, (ii) the parties released each other from all claims and liabilities arising out of the subject matter of the AKI litigation, and (iii) AKI agreed to dismiss the lawsuit with prejudice.

         As previously disclosed, on October 17, 2002, the Company filed a complaint in the Superior Court of Los Angeles, California, against Jody Henderson, the former owner and proprietor of the Company’s interactive entertainment website known as FunnyGreetings (the “California Action”). The Company is seeking an order from the Court declaring the validity and enforceability of, and the Company’s compliance with, an amendment to the acquisition agreement pursuant to which the Company purchased FunnyGreetings from Mr. Henderson in September of 2000. The terms of the amendment, which was executed by the parties in July of 2001, resulted in, among other things, an $800 thousand reduction in the minimum purchase price to be paid by the Company to Mr. Henderson for the FunnyGreetings business. The Company filed the lawsuit due to Mr. Henderson’s allegations that (i) the Company breached the purchase agreement by not accounting for all, and/or by undermining, sources of revenue from the Company’s operation of the FunnyGreetings website thereby adversely affecting amounts due to Mr. Henderson under the purchase agreement, and (ii) the amendment to the purchase agreement was the result of economic duress and is unenforceable. In January of 2003, the Company was served with a lawsuit filed by Mr. Henderson in the Circuit Court of Fayette County, Kentucky, which includes claims based on the above allegations (the “Kentucky Action”). On January 9, 2003, the Company removed the Kentucky Action to the United States District Court for the Eastern District of Kentucky. On August 21, 2003, the Company and Mr. Henderson entered into a settlement agreement pursuant to which the Company agreed to pay Mr. Henderson $365,000 of the remaining obligation, the parties released all claims against each other and agreed to dismiss the lawsuits with prejudice.

         On February 14, 2003, Symantec Corporation, a Delaware corporation with its principal place of business in Cupertino, California (“Symantec”), filed a complaint in the United States District Court for the Central District of California naming the Company, e-Commerce Transactions, LLC (“ECT,” a wholly owned subsidiary of the Company), and two of the Company’s executive officers as defendants (collectively the “eUniverse Defendants”). Symantec alleges claims of trademark and copyright infringement, and related state and common law claims, related to ECT’s marketing and sale of Norton Anti-virus software products. The eUniverse Defendants have filed an answer to Symantec’s complaint denying Symantec’s allegations and asserting various affirmative defenses. This matter is in the early stages of discovery with a trial date set for December 16, 2003. The Company believes that ECT’s sales of Norton software products did not infringe Symantec’s rights and that the claims and allegations of Symantec are without merit. The eUniverse Defendants intend to vigorously defend themselves in this matter. To the extent Symantec’s claims are meritorious, the Company believes it has claims for reimbursement and indemnity against the suppliers from whom ECT purchased the subject software.

         On May 13, 2003, SoftwareOnline.com, Inc., a Washington corporation with its principal place of business in King County, Washington (“SoftwareOnline”), filed a complaint against the Company in the United States District Court for the Western District of Washington at Seattle. The Company had previously entered into a nondisclosure agreement and letter of intent with SoftwareOnline in anticipation of a potential acquisition of SoftwareOnline by eUniverse. SoftwareOnline alleges, inter alia, breach of the nondisclosure agreement and misappropriation of trade secrets and trade dress related to the Company’s online marketing and sales of downloadable software. SoftwareOnline seeks injunctive relief, actual damages in an amount to be proven at trial, and punitive damages in the amount of $10 thousand. On June 27, 2003, the Company filed an answer denying SoftwareOnline’s allegations and asserting various defenses. The Company disputes SoftwareOnline’s claims and allegations, believes that they are without merit and intends to vigorously defend itself in this action.

         On January 31, 2003, Arcade Planet, Inc. (“Arcade Planet”), a California corporation, filed a patent infringement complaint against the Company in the United States District Court for the District of Nevada. The Complaint filed by Arcade Planet alleges that online skill-based gaming services offered by the Company on certain of its websites infringe a patent held by Arcade Planet and entitled the “918 Patent.” On April 9, 2003, the Company filed an answer denying Arcade Planet’s allegations and seeking declaratory judgment from the Court to the effect that (i) the Company has not and does not infringe the 918 Patent and (ii) the claims of the 918 Patent are invalid and unenforceable. On July 18, 2003, the court stayed this action until the United States Patent and Trademark Office reexamines a substantial new question of patentability affecting certain claims in question underlying the 918 Patent. The Company disputes Arcade Planet’s claims, believes that they are without merit, and will vigorously defend itself in this matter.

         On May 13, 2003, Bridgeport Laboratories, LLC d/b/a YourFreeVitamins.com (“Bridgeport”), a Florida limited liability company, filed a complaint against the Company in the Superior Court of Los Angeles, California. Bridgeport alleges that the Company owes unpaid amounts due under a marketing agreement of approximately $153 thousand, although plaintiff seeks compensatory damages of in excess of $600 thousand. On April 1, 2003 the Company filed a verified answer to Bridgeport’s complaint denying Bridgeport’s allegations and filed a cross-complaint for breach of the marketing agreement and is seeking damages of in excess of $500 thousand. The Company disputes Bridgeport’s claims, believes that they are without merit, and will vigorously defend itself and prosecute its cross-claims in this matter.

         As previously disclosed by the Company in its current report on Form 8-K filed June 20, 2003, since May 9, 2003, eight purported shareholder class action lawsuits, which are substantially similar, have been filed against the Company and several current and former officers and/or employees of the Company in the United States District Court for the Central District of California. In addition, three purported shareholder derivative actions, which are similar, have been filed against various current and former directors, officers, and/or employees of the Company, one of which was recently filed in the United States District Court for the Central District of California, and two of which were filed in the Superior Court of California for the County of Los Angeles. The Company expects that the purported shareholder class action lawsuits filed in the United States District Court for the Central District of California (collectively, the “Federal Court Cases)”, and any additional similar actions, will be consolidated into one action, and that the purported shareholder derivative actions filed in the Superior Court of California for the County of Los Angeles (collectively, the “State Court Actions”), and any additional similar actions filed in that Court, will similarly be coordinated before one judge. All of the lawsuits, which arise out of the Company’s previously disclosed Restatement, include varying allegations of, among other things, false and misleading statements regarding the Company’s business prospects and financial condition and performance, sales of Company stock by one officer and one former employee of the Company, and breach of fiduciary duty. The Company intends to vigorously defend itself in the Federal Court Cases and to address the State Court Actions as appropriate. Defending against existing and potential securities and class action litigation relating to the Restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If our defenses were ultimately unsuccessful, or if we were unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year 2003 to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         As of July 31, 2003 there were 26,562,239 shares of the Company’s common stock outstanding, which were held by approximately 3,000 shareholders of record.

         From April 20, 2000 to July 14, 2003, our common stock has been listed on the NASDAQ Small Cap Market under the symbol EUNI. From July 15, 2003 to present our common stock is listed under the symbol EUNIE due to the failure to timely file our fiscal year 2003 Annual Report on Form 10-K. From April 30, 1999 to April 19, 2000, the common stock of eUniverse was traded on the OTC Electronic Bulletin Board under the symbol EUNI. On May 6, 2003, NASDAQ halted trading in our common stock, and trading has remained halted to the date of the filing of this Annual Report on Form 10-K. On May 5, 2003, the last day of trading in the shares of our common stock, the price per share of our common stock was $3.62.

         The following table sets forth the range of low and high sales prices reported by NASDAQ SmallCap Market for our Class A common stock for the periods indicated.

Quarterly Period Ending	Low	High
March 31, 2003	$4.23	$7.30
December 31, 2002	$2.07	$6.23
September 30, 2002	$2.67	$6.15
June 30, 2002	$3.79	$6.78
March 31, 2002	$4.14	$8.26
December 31, 2001	$2.03	$6.60
September 30, 2001	$2.14	$3.80
June 30, 2001	$1.44	$3.40

Dividends

         To date, eUniverse has paid no cash dividends, and has no intention to pay cash dividends on its common stock in the foreseeable future. Our present policy is to retain earnings, if any, to finance future growth.

Recent Sales of Unregistered Securities

         On January 9, 2003, the Company issued 97,201 shares of its common stock incident to partial, net issuance exercise of a warrant to purchase 305,000 shares of Company common stock at an exercise price of $2.10 per share originally issued to a consultant of the Company on January 2, 2001.

         On January 21, 2003, the Company issued 4,225 shares of its common stock incident to net issuance exercise of a warrant to purchase 6,000 shares of Company common stock at an exercise price of $2.00 per share originally issued to a Series A Preferred shareholder of the Company on January 31, 2001.

         On January 21, 2003, the Company issued 1,778 shares of its common stock incident to net issuance exercise of a warrant to purchase 2,400 shares of Company common stock at an exercise price of $1.75 per share originally issued to a Series A Preferred shareholder of the Company on October 22, 2001.

         On February 3, 2003, the Company issued 1,250 shares of its common stock incident to exercise of a warrant to purchase 1,250 shares of Company common stock at an exercise price of $1.75 per share originally issued to a Series A Preferred shareholder of the Company on October 22, 2001.

         On February 10, 2003, the Company issued 64,010 shares of its common stock incident to net issuance exercise of a warrant to purchase 80,000 shares of Company common stock at an exercise price of $1.25 per share originally issued to a consultant of the Company on April 4, 2001.

         On February 12, 2003, the Company issued 437 shares of its common stock incident to net issuance exercise of a warrant to purchase 600 shares of Company common stock at an exercise price of $1.75 per share originally issued to a consultant of the Company on October 22, 2001.

         On February 27, 2003, the Company issued a total of 280,984 shares of its common stock incident to net issuance exercise of warrants to purchase 410,000 shares of Company common stock at an exercise price of $1.00 per share originally issued to two investors in the Company on September 25, 2001.

         On February 28, 2003, the Company issued 116,192 shares of its common stock incident to net issuance exercise of a warrant to purchase 150,000 shares of Company common stock at an exercise price of $1.25 per share originally issued to an investor in the Company on April 4, 2001.

         On March 10, 2003, the Company issued 372,432 shares of its common stock incident to net issuance exercise of a warrant to purchase 671,865 shares of Company common stock at an exercise price of $2.74 per share originally issued to a consultant of the Company on April 14, 1999.

         On March 31, 2003, the Company issued 1,563 shares of its common stock incident to exercise of a warrant to purchase 1,563 shares of Company common stock at an exercise price of $2.00 per share originally issued to a Series A Preferred shareholder of the Company on March 27, 2001.

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

ITEM 6.   SELECTED FINANCIAL DATA

         The following selected financial data are derived from our audited financial statements presented as of March 31, 2003, 2002, 2001, 2000 and 1999. The results presented for the year ended March 31, 1999 are those of CD Universe, Inc., the financial predecessor of eUniverse. The historical results are not necessarily indicative of results to be expected for any future period. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes to the financial statements included elsewhere in this Form 10-K.

eUNIVERSE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended March 31,
	2003(1)	2002(1)	2001(1)		2000		1999
							CD Universe
Revenues	$65,742	$33,196		$15,668		$1,842	$

—

Cost of sales	17,264	5,837		—		154	—

Gross profit	48,478	27,359		15,668		1,688	—

Operating expenses:
Marketing and sales	25,149	6,638		9,906		1,441	—
Product development	11,500	5,986		3,827		1,140	—
General and administrative	10,759	8,091		4,145		5,128	—
Amortization of other intangible assets	1,141	508		3,521		17	—
Stock-based compensation	7	—		263		581	—
Impairment of goodwill and other intangible assets	130	—		14,474		—	—

Total operating expenses	48,686	21,223		36,136		8,307	—

Operating income (loss)	(208)	6,136		(20,468)		(6,619)	—
Nonoperating income (expense):
Interest expense and other financing costs, net	(590)	(525)		(6,333)		61	—
Repurchase of stock options	(452)	—		—		—	—
Loss allocated to minority interest	—	—		—		4	—
Gain on extinguishment of debt	1,266	—		—		—	—
Other gains and (losses)	365	(231)		(321)		—	—

Income (loss) from continuing operations before income taxes	381	5,380		(27,122)		(6,554)	—
Income tax expense	(63)	—		—		—	—

Income (loss) from continuing operations	318	5,380		(27,122)		(6,554)	—

Discontinued operations:
Income (loss) from operations of discontinued segment (net of applicable income taxes of $0)	235	285		(13,917)		(4,514)	(407)

Net income (loss)	553	5,665		(41,039)		(11,068)	(407)
Accretion of preferred stock liquidation preference	77	205		—		—	—

Income (loss) available to common shares	$476	$5,460		$(41,039)		$(11,068)	$(407)

Continuing operations earnings (loss) per common share	$0.01	$0.26		$(1.50)		$(0.42)	NA
Discontinued operations earnings (loss) per common share	0.01	0.01		(0.77)		(0.29)	NA

Basic earnings (loss) per common share	$0.02	$0.27		$(2.27)		$(0.71)	NA

Diluted earnings (loss) per common share	$0.02	$0.21	$	NA	$	NA	NA

Basic weighted average common shares outstanding	24,474,156	21,040,374		18,094,670		15,765,108	NA

Diluted earnings per share outstanding	30,411,356	27,539,459		NA		NA	NA

BALANCE SHEET DATA

	March 31,
	2003	2002	2001	2000
Cash and cash equivalents	4,663	8,008	219	2,323
Working capital (deficit)	1,590	4,196	(6,569)	(787)
Total assets	39,929	34,578	11,879	37,778
Total shareholders’ equity (deficit)	23,436	20,676	(1,558)	30,739
Long-term obligations	3,206	3,028	3,041	—

(1) Certain fees paid to third parties for media space, license agreements, and ad revenue-sharing arrangements, which had previously been included in cost of goods sold, are reflected in marketing and sales expenses. In addition, credit card fees, which had previously been included in general and administrative expense, have been reclassified and appear in cost of goods sold.

         Following is a recap of the reclassifications for the years ended March 31 (in thousands):

	2002			2001

	As Previously Reported	Reclassification	As Classified	As Previously Reported	Reclassification	As Classified

Cost of Sales	$6,921	$(1,084)	$5,837	$1,606	$(1,606)	$—
Operating Expenses:
Marketing and Sales	5,554	1,084	6,638	8,300	1,606	9,906
General and Administration	—	—	—	4,756	(611)	4,145
Amortization	—	—	—	2,910	611	3,521

         For the year ended March 31, 2000, $1,397 was reclassed from Amortization of goodwill and other intangible assets to General and Administrative expenses.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements, including those with respect to expected operating results for 2004, involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisitions we may complete, and those risks and uncertainties discussed in the section of this Form 10-K entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. eUniverse undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K to be filed by us in fiscal year 2004.

         The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes that appear elsewhere in this report.

Recent Events

         The Company has determined the need to restate its consolidated financial statements for the first three fiscal quarters of fiscal year 2003, ended June 30, September 30, and December 31, 2002, respectively. Further information with respect to the Company’s restated quarterly financial statements is presented in “Business – Recent Events – Restatement”, “Item 14 – Controls and Procedures,” and in Note 2 and Note 21 of Notes to Consolidated Financial Statements. As a result of the Company’s announcement of its intent to restate its quarterly financial statements, NASDAQ halted trading in the Company’s common stock and initiated delisting proceedings. In addition, the Company contacted the Securities and Exchange Commission to notify it of the Company’s restatement and the SEC staff initiated an informal inquiry into the matter. Further information with respect to the NASDAQ and SEC matters is provided above in “Business – Recent Events – NASDAQ Trading Halt, NASDAQ Delisting Proceedings, and SEC Investigation.” In response to the identification of various deficiencies leading to the Company’s restatement of its quarterly financial statements, the Company has implemented a number of enhancements and taken certain remedial actions designed to improve the Company’s accounting and financial reporting procedures and controls. Further information with respect to these efforts is set forth above in “Business – Recent Events – Enhancements to Accounting and Financial Reporting Procedures and Controls.”

Overview

         The Company’s businesses are generally divided into two segments: (1) Products and Services and (2) Media and Advertising. In fiscal year 2003, the Company’s revenue was generated from a combination of sales of the Company’s portfolio of products, services and gaming offerings, and from paid third-party advertising on the eUniverse Network of websites and electronic newsletters.

         Products and Services.   The Company generates revenue from the Products and Services segment primarily through the sale of merchandise over the Internet, subscriptions to the Company’s websites, and through activity-based fees. Sales of merchandise make up the majority of the Company’s Products and Services revenue, with revenue generated from the sale of a diverse collection of products, including, among others: inkjet printer supplies and peripherals; consumer electronics; collectibles and other impulse merchandise; and herbal and all-natural ingestible and topical cosmetic products. The Company’s subscription-type offerings include websites for online gaming, and health, fitness, and dieting. The Company collects activity-based fees on websites such as the Company’s pay-to-play skilled gaming website, SkillJam.com, and the Company’s dating website, CupidJunction, where users purchase credits to initiate contact with potential matches.

         Media and Advertising.   In the Media and Advertising segment, the Company offers a variety of advertising opportunities, including advertisements on its websites, in its electronic newsletters, and through other online media. The Company’s inventory of ad space allows for various forms of web-based advertisements, including: banner and button ads; pop-up and pop-under adds; interstitial ads which appear on a screen while the principal content being viewed is loading; and E-mail advertisements. The Company’s advertising transactions with third parties are generally structured as sponsorship, impression-based or performance-based arrangements. Sponsorship ad deals are flat fee arrangements for placement of an advertiser’s name, logos or other branding as the sponsor of a website, an electronic newsletter, a particular piece of content, or a particular promotion. In impression-based arrangements, an advertiser purchases a certain number of advertising impressions, which the Company delivers on agreed-upon schedules, and in agreed-upon formats and/or locations, at a negotiated rate per the number of times an advertisement is shown. Performance-based arrangements are measured in terms of a cost-per-click or cost-per-action. Performance-based ad transactions are result oriented, meaning that the advertiser pays the web publisher only if the Internet user performs an agreed-upon activity. The required activity can vary from clicking on the ad (i.e., a cost-per-click arrangement) or could require that the user link to the advertisers’ website and provide information, execute a sign-up, or make a purchase.

Critical Accounting Policies

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: legal contingencies; other contingencies; goodwill and intangible asset impairment; revenue recognition; allowance for doubtful accounts; business combinations; allowance for excess and obsolete inventory; income taxes; and stock-based compensation.

Legal contingencies

         We are currently involved in legal proceedings, certain of which are discussed elsewhere in this Form 10-K. We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of loss. We have not recorded liabilities for certain pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assess the potential liability related to each pending litigation. While we currently believe that the liabilities recorded on our balance sheet are sufficient to cover pending litigation for which an unfavorable outcome is probable and the amount of loss can be reasonably estimated, the outcome of litigation is inherently uncertain, and there can be no assurance that such estimates will be accurate or that, in the future, additional reserves will not be required.

Other contingencies

        In the normal course of business, the Company maintains liabilities related to its estimations of payments due to third parties under music and intellectual property royalty agreements, estimations of discretionary bonuses to be paid to employees and estimations of payments due under revenue sharing arrangements with affiliates and partners. At the balance sheet date, the Company uses the best information available to determine a range of possible liabilities, the probability of paying such amounts and accrues its best estimate of the liabilities.

Goodwill and intangible asset impairment

         We adopted Statement of Financial Accounting Standards No. 142-Goodwill and Other Intangible Assets (SFAS 142) on April 1, 2001. Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value amount. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends.

         Our principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and future operating income of the specified group of assets and expected undiscounted cash flows. Should impairment be identified, a loss would be reported to the extent that the carrying value of the asset exceeds the fair value as determined by discounted future cash flows.

         In accordance with SFAS No. 142, we performed an annual evaluation of goodwill and other intangible asset impairment during the fourth quarter of fiscal 2003 and concluded that, at that time, there was impairment of intangibles of approximately $130 thousand. Any future impairment losses could have a material adverse impact on our financial condition and results of operations.

         In fiscal year 2003, the Company analyzed goodwill for impairment at the Company level. As a result of the ongoing reorganization of the Company's reporting structure, the Company anticipates that, in the future, it will have sufficiently discrete financial information to conduct a goodwill impairment analysis at the reporting unit level. This change may affect the amounts recorded for goodwill impairment in future periods.

Revenue Recognition

         In accordance with generally accepted accounting principles (“GAAP”) in the United States, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that the Company recognizes in the financial statements contained herein.

         Advertising Revenue. Advertising revenue is derived from the sale of banner and button advertisements, pop-up and other Web-based advertising, and sponsorships of E-mail newsletters or parts of our Websites. We recognize revenue from the sale of our banner and button advertisements, pop-up and other Web-based advertising in the period in which the advertisements are delivered. The arrangements are evidenced either by an insertion order or contract that stipulates the types of advertising to be delivered and pricing. Under certain arrangements, we charge fees to merchants based on the number of users who click on an advertisement or text link to visit websites of our merchant partners, which we refer to as a “click-through”. For a click-through the arrangement is evidenced by a contract that stipulates the click-through fee. The fee becomes fixed and determinable upon delivery of the click-through and these revenues are recognized in the period in which the click-through is delivered to the merchant. Revenues relating to E-mail newsletters are derived from delivering advertisements to E-mail lists for advertisers and websites. Agreements are primarily short-term and revenues are recognized as services are delivered provided that we have no significant remaining obligations and collection of the resulting receivable is probable. In certain arrangements, we sell banner advertising, click-through programs, and E-mail newsletter or Web site sponsorships to customers as part of a bundled arrangement. For these arrangements, we allocate revenue to each deliverable based on the relative fair value of each deliverable. Revenue is recognized in these arrangements as we deliver on our obligation.

         Shared revenue arrangements. Revenues earned from our advertising services can also be based upon a percentage of revenue earned from the advertisement. In accordance with Emerging Issues Task Force (EITF) 99-19, we recognize revenues shared with third-party network partners and E-mail list owners on a net basis.

         Memberships and subscriptions to Internet websites. Revenues for memberships and subscriptions to our Internet websites and services are recognized ratably as earned over the term of the membership or subscription. Upon commencement of the membership or subscription, we record deferred revenue for the fee charged. This deferred revenue is then recognized ratably over the period of the arrangement. Service revenue also includes fees from the sale of non-refundable dating credits, which are recognized in the period the consumer uses the dating credit. Dating credits are utilized to establish contact with other individuals that are members of the Relationship Exchange.

         Electronic commerce. Electronic commerce transactions include, but are not limited to, sales of laser and inkjet printer supplies, consumer electronics, collectibles and other consumer products. For these transactions, we recognize revenue upon shipment of the products. Revenue includes shipping and handling charges. Fulfillment for these products is handled internally, or outsourced to an independent third-party.

         Contemporaneous sales and purchases. We occasionally enter into a transaction where we are purchasing a product or service from a vendor and at the same time we are negotiating a contract for the sale of advertising or other services to the vendor. These concurrent transactions are accounted for under Accounting Principles Board (APB) Opinion No. 29, —Accounting for Non-monetary Transactions, as interpreted by Emerging Issues Task Force (EITF) 01-02, —Interpretations of APB Opinion No. 29 and EITF 99-17—Accounting for Advertising Barter Transactions. Generally, these transactions are recorded at the lower of the estimated fair value of the product or service received, or the estimated fair value of the advertisements given, with the difference recorded as an advance or prepaid expense.

         Sales returns and advertising credits. We maintain allowances for estimated sales returns by our customers. In determining the estimate of product sales that will be returned, we analyze historical returns, current economic trends, changes in customer demand and acceptance of our products, known returns we have not received and other assumptions. Similarly, we record reductions to revenue for the estimated future credits to our advertising customers in the event that delivered advertisements do not meet contractual specifications. Should the actual amount of sales returns or advertising credits differ from our estimates, adjustments to the associated allowances may be required.

Allowance for doubtful accounts

         We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer’s industry as well as general economic conditions, among other factors.

Business combinations

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

         The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

         Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

Excess and obsolete inventory

         The Company records inventory at cost, which is not in excess of market, however quantities on hand, and the values of such, are reviewed periodically for excess and obsolete product. Consequently, we maintain an allowance for excess and obsolete inventory to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of the sale of inventory, including assessing the probability of sale and the current market demand for each product. If actual market conditions for our products differ from those projected by management, and our estimates prove to be inaccurate, additional write downs or adjustments to cost of sales may be required.

Income taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS 109 prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period.

Stock-Based Compensation

         In December 2002, the FASB issued SFAS No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure. This statement amends SFAS No. 123 – Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

         The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Recent Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”).  The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others.  The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002.  The Company believes that its disclosures with regards to these matters are adequate.

         In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.  This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The adoption of this standard has not resulted in an impact to results of operations or financial position of the Company as the Company continues to follow the intrinsic value method to account for stock-based employee compensation.  The additional disclosure requirements of this Statement have been adopted.

        In January 2003, the FASB issued Interpretation No. 46 (“Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”).  The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Management does not believe the Interpretation will have a material impact on the financial statements.

         In April 2003, FASB issued SFAS No. 149 (“Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”).  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  In addition, all provisions of this Statement should be applied prospectively.  This Statement amends SFAS 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative.  Management does not believe the adoption of SFAS 149 will have material impact on the financial statements.

Business Transactions and Developments

         In August 2002, the Company launched Performance Marketing Group, LLC (“PMG”), an online direct marketing company specializing in designing, planning, implementing and optimizing advertising campaigns for online publishers. The Company expects PMG to contribute to increased revenues and profitability through the purchase and optimization of media campaigns and expects to expand its activities in fiscal year 2004.

         In September 2002, the Company acquired certain assets of ResponseBase, LLC, a California-based online marketing company. ResponseBase is focused on creating online direct response campaigns to promote products and services. In addition, ResponseBase provides e-mail marketing to help companies more effectively reach their customer base and currently manages a database of approximately 30 million permission-based E-mail records. The Company acquired the assets of ResponseBase for $3.3 million, with additional payments due on an earn-out basis subject to the achievement of certain performance goals for the two-year period October 2002 through September 2004.

         In September 2002, the Company entered into two joint ventures with Michael Casey Enterprises, LLC, a California company, in the form of Abdominal King, LLC, a Delaware company, and Yogabol, LLC, a Delaware company, to produce television infomercials and thereby market and distribute certain home fitness products. The Company received a 51% interest in the two newly formed entities for a cash investment of approximately $1.4 million intended to support initial production and marketing costs. In February 2003, the Company sold its interest in Abdominal King, LLC, for $0.4 million, recognizing a gain of approximately $0.1 million.

         In March 2003, the Company announced the launch of a new proprietary, pay-to-play skilled gaming platform powered by its SkillJam division. In addition, SkillJam signed an exclusive two-part agreement with Zone.com, MSN’s games channel, to provide the platform for the play-for-cash skill-games and game-billing services available on MSN’s Zone.com. As part of the multi-year agreement, the SkillJam platform will be promoted across MSN’s Zone.com and will be the exclusive provider of games to Zone.com’s Cash Games section. The Company expects the agreement to provide a new incremental revenue stream in its paid online gaming offerings.

         In July 2003, the Company announced that it had initiated, and largely completed, significant steps to streamline the Company’s operating structure. The Company closed four of its under-performing operating business lines, UltraConversions, FitnessHeaven, MegaLottoClub and FamilyCareAdvantage, and consolidated certain core properties. In addition, the Company reduced headcount by approximately 20%, to 241 employees as of August 8, 2003. The Company expects these actions will result in annual savings of more than $6 million and should simplify the Company’s financial reporting and operational structure.

         In July 2003, the Company received $2 million of debt financing from VP Alpha Holdings IV, L.L.C. (“VPVP”) an affiliate of VantagePoint Venture Partners. The debt financing consisted of a $2 million, eight % secured note (the “VPVP Note”) which is due on the first to occur of (i) the maturity of a noted held by 550 Digital Media Ventures, Inc., a wholly- owned subsidiary of Sony Music Entertainment (currently due March 31, 2005), (ii) the closing of a preferred stock investment by VPVP, at which point the VPVP Note would be applied toward the purchase price, (iii) March 31, 2005 and (iv) the closing by the Company of a debt or equity financing in excess of $2.5 million with a party other than VPVP.

         Concurrently with the debt financing, the Company and VPVP entered into a term sheet relating to a second phase of financing that would consist of an up to $10 million preferred stock investment by VPVP in eUniverse and the provision of an additional $20 million dollar “line of credit” to be used in future merger and acquisition transactions. The terms of the second phase of the financing as set forth in the term sheet are non-binding. The term sheet contemplates that VPVP would purchase up to $10 million shares of a newly authorized series of preferred stock. The purchase price of the shares is expected to be $1.50 per share. The VPVP Note would be credited towards the purchase price. Upon the closing of the sale of the preferred stock to VPVP, the term sheet contemplates that VPVP would provide the Company with a line of credit of up to $20 million for making acquisitions and entering into strategic business development ventures. VPVP would have discretion over eUniverse’s use of the line of credit, the detailed terms of which are to be negotiated. Additional information with respect to the contemplated financing agreements with VPVP is set forth above in “Business – Recent Events – Additional Financing.”

Results of Operations

         The following table sets forth the principal line items from our consolidated statements of operations.

	Years Ended March 31,			% Change	% Change
	2003	2002	2001	2002 to 2003	2001 to 2002
	(In thousands)
Revenues:
Media and Advertising	$23,067	$21,859	$15,330	5.5%	42.6%
Products and Services	42,675	11,337	338	276.4	*

Consolidated	65,742	33,196	15,668	98.1	111.9

Cost of sales:
Media and Advertising	—	—	—	*	*
Products and Services	17,264	5,837	—	195.8	*

Consolidated	17,264	5,837	—	195.8	*

Operating expenses:
Marketing and sales	25,149	6,638	9,906	278.9	(33.0)
Product development	11,500	5,986	3,827	92.1	56.4
General and administrative	10,759	8,091	4,145	33.0	95.2
Amortization of other intangible assets	1,141	508	3,521	124.6	(85.6)
Stock-based compensation	7	—	263	*	(100.0)
Impairment of goodwill and other intangible assets	130	—	14,474	*	(100.0)

Consolidated	48,686	21,223	36,136	129.4	(41.3)

Non-operating income (expense):
Interest and other financing costs, net	(590)	(525)	(6,333)	12.5	(91.7)
Repurchase of stock options	(452)	—	—	*	*
Gain on extinguishment of debt	1,266	—	—	*	*
Other gains and (losses)	365	(231)	(321)	*	(28.0)

Income (loss) from continuing operations before
income taxes	381	5,380	(27,122)	(92.9)	*
Income tax expense	(63)	—	—	*	*

Income (loss) from continuing operations	318	5,380	(27,122)	*	*

Income (loss) from discontinued operations	235	285	(13,917)	*	*

Net income (loss)	$553	$5,665	$(41,039)	*	*

*Not Meaningful

Revenue

Fiscal Year 2003 Compared to Fiscal Year 2002

         For the year ended March 31, 2003 (“fiscal year 2003”), revenue increased $32.5 million, or 98%, to $65.7 million, up from $33.2 million for the year ended March 31, 2002 (“fiscal year 2002”). The growth in revenue was primarily attributable to the sharp growth in the Products and Services segment, which produced revenue of $42.7 million for fiscal year 2003, up $31.4 million from $11.3 million in revenue in fiscal year 2002. Media and Advertising revenue also contributed slightly to the overall growth in revenue, increasing to $23.1 million in fiscal year 2003, or $1.2 million, up from $21.9 million in fiscal year 2002.

         Products and Services segment. For fiscal year 2003, revenue in the Products and Services segment increased by $31.4 million, or 276%, to $42.7 million, from revenue of $11.3 million in fiscal year 2002. Substantially all of this growth was attributable to the dramatic increase in the segment’s e-commerce transactions, resulting from the Company’s acquisition of ResponseBase in September 2002 and from internal growth and expansion. In the third fiscal quarter of 2003, the Company experienced a high rate of product returns as a result of delayed order fulfillment during the December holiday season. However, the Company expects to improve its order fulfillment performance during the holiday season of fiscal year 2004. Subscription and activity-based fee revenues also grew in fiscal year 2003, contributing to overall revenue growth in the segment, although e-commerce transactions remain the predominant source of segment revenue. The Company expects to continue to invest in this segment throughout fiscal year 2004 by periodically introducing new products and services, and providing innovations and upgrades to existing offerings.

         Media and Advertising segment. Revenue from the Media and Advertising segment was $23.1 million in fiscal year 2003, an increase of $1.2 million, or 6%, from revenue of $21.9 million in fiscal year 2002. The increase was due primarily to an increase in available advertising space from newly launched and acquired websites. However, further growth was dampened by a significant decrease in e-mail advertising revenue during the fourth quarter of fiscal year 2003, and by the allocation of a greater percentage of available advertising inventory to promote the Company’s own proprietary products and services.

         For fiscal year 2003, approximately 35% of the Company’s revenue was derived from the Media and Advertising segment, with 65% of revenue coming from the Products and Services segment. For fiscal year 2002, approximately 66% of the Company’s revenue was derived from the Media and Advertising segment, with the remaining 34% of revenue coming from the Products and Services segment, which was launched in June 2001. Management of the Company believes that this trend will continue with Products and Services segment revenue continuing as the dominant revenue driver of the Company.

         On occasion, the Company will enter into barter or non-cash advertising transactions where the Company exchanges advertising on its websites for similarly valued online advertising or other services. The Company typically uses barter transactions to test prospective media and advertising purchases or sales campaigns, with the anticipation of additional advertising business. In fiscal year 2003, the barter value of these transactions was $0.9 million, or 1.4% of revenue. In fiscal year 2002, the Company had $0.6 million or 1.9% of revenue, in barter transactions.

Fiscal Year 2002 Compared to Fiscal Year 2001

         For the year ended March 31, 2002, revenue increased by $17.5 million, or 112%, to $33.2 million, up from $15.7 million for year ended March 31, 2001 (“fiscal year 2001”). The increase was due primarily to the introduction of the Products and Services segment which contributed approximately 63% of the overall increase in revenues. Revenue in the Products and Service segment was $11.3 million in fiscal year 2002, compared to revenue of $0.3 million in fiscal year 2001. The Products and Services segment was launched in fiscal year 2002 with the introduction of the Company’s dating website Cupid Junction, and several other product and service offerings. A majority of the revenue generated from this segment in fiscal year 2002 was from the sale of impulse merchandise and activity-based fee services (e.g., dating). Revenue from Media and Advertising increased 43% to $21.9 million in fiscal year 2002, up $6.6 million from $15.3 million in fiscal year 2001, due primarily to an increase in available advertising space from newly launched and acquired websites, and an increase in the overall yield from available advertising inventory. During fiscal year 2001, all of the Company’s revenue from continuing operations was derived from paid, third-party advertising.

         Revenue also included certain barter and non-cash transactions. The barter value was $0.6 million, or 1.9% of total revenue, for the year ending March 31, 2002. The Company had $0.5 million in barter transactions, or 3.2% of total revenue, in fiscal year 2001.

Cost of Sales

Fiscal Year 2003 Compared to Fiscal Year 2002

         Cost of sales are associated with the Products and Services segment and consist primarily of the cost of products for the Company’s electronic commerce offerings, certain license arrangements, shipping costs, and credit card merchant fees. During fiscal year 2003, cost of sales increased to $17.3 million, or 26% of revenues, up from $5.8 million or 18% of revenues, in fiscal year 2002. The increase was primarily due to the greater volume of product sales during fiscal year 2003. Product costs generally range from 10% to 45% of the product sold, and a change in the product mix in fiscal year 2003 partially offset the general increase in cost of sales relating to volume. Shipping costs in fiscal year 2003 rose as a result of the increased volume of product shipments. Credit card merchant fees remained relatively constant as a percentage of e-commerce transactions for fiscal year 2003. Cost of sales as a percentage of product sales may vary due to changes in unit product costs over time. However, the Company expects cost of sales to continue to increase as a percentage of overall revenues of the Company as the Products and Services segment continues its growth, relative to the Media and Advertising segment.

         Within the Products and Services segment, the Company currently uses a single supplier and fulfillment provider for its entire inkjet cartridge inventory, creating a concentration of risk in the Company’s inkjet cartridge business. However, additional sources for inkjet cartridge supply have entered the market which the Company believes helps to mitigate this risk.

Fiscal Year 2002 Compared to Fiscal Year 2001

         During fiscal year 2002, cost of sales increased to $5.8 million from zero in the prior period as a result of the introduction of the Products and Services segment in June 2001.

Marketing and Sales

Fiscal Year 2003 Compared to Fiscal Year 2002

         Marketing and sales costs include expenses associated with marketing and selling the Company’s own products and services as well as the Company’s Media and Advertising services. The costs consist primarily of: certain fees paid to third parties for media space, license agreements and ad shared-revenue arrangements, which we refer to as affiliate spending; promotional and advertising costs; personnel costs, commissions, agency and consulting fees; and allocated overhead costs such as computer systems and facilities. The Company also has a direct sales force that sells our inventory of advertisements to advertisers and advertising agencies.

         Marketing and sales costs increased to $25.1 million, or 38% of revenue, for fiscal year 2003, from $6.6 million, or 20% of revenue for fiscal year 2002. The $18.5 million increase in fiscal year 2003 was primarily due to a significant increase in ad affiliate spending to market the Company's own products and services and to support revenue generated by the Media and Advertising segment. Growth in salary expense as a result of additional staffing for fiscal year 2003, an increase in bad debt expense primarily attributable one division, an increase in consulting services, and an increase in allocated facility expense attributable to higher rent at a new location, also contributed to the increase in marketing and sales expenses in fiscal year 2003.

         We plan to concentrate our direct sales, marketing and customer care teams during fiscal year 2004 in an effort to increase customer retention and drive new revenue growth. The Company’s core strategy is to develop a longer-term relationship with its customers and enhance the lifetime value of each relationship. The Company expects that marketing and sales costs will increase in absolute terms but should decline as a percentage of overall revenue.

Fiscal Year 2002 Compared to Fiscal Year 2001

         Marketing and sales costs decreased by $3.3 million to $6.6 million, or 20% of total revenues, for fiscal year 2002, from $9.9 million, or 63% of total revenues, for fiscal year 2001. The $3.3 million decrease was primarily due to the restructuring of certain website development revenue-sharing contracts that were completed during the fourth quarter of fiscal year 2001, which significantly reduced the commission payouts to content creators. Slight decreases in consulting and other service and facility expense also contributed to the overall decrease in marketing and sales costs, which was partially offset by increases in advertising and promotion expense, and payroll and related costs.

Product Development

Fiscal Year 2003 Compared to Fiscal Year 2002

         Product development costs consists of payroll and related expenses for: developing and maintaining the Company’s websites; developing and maintaining key proprietary technology; and developing proprietary products and services. Product and development costs increased to $11.5 million, or 17% of revenues, for fiscal year 2003, from $6.0 million, or 18% of total revenues, for fiscal year 2002. The $5.5 million increase is primarily a result of growth in salaries, consulting fees, facility expense and Internet expenses due to our continued rapid expansion in network traffic, website development and product and service development. Management anticipates that product development costs will decrease in absolute terms in fiscal year 2004 due to a decrease in Internet costs based on the negotiation of bandwidth contracts, and the transfer of portions of content development to India.

Fiscal Year 2002 Compared to Fiscal Year 2001

         Product development costs increased to $6 million, or 18% of total revenues, for fiscal year 2002, from $3.8 million, or 24% of total revenues, for fiscal 2001. The $2.2 million increase was primarily a result of growth in salaries and related Internet expenses due to the Company’s expansion in network traffic, website development and product and service development.

General and Administrative

Fiscal Year 2003 Compared to Fiscal Year 2002

         General and administrative expenses consist of: payroll and related costs for executive, finance, legal, human resources and administrative personnel; recruiting and professional fees; depreciation; and other general corporate expenses. General and administrative costs increased to $10.8 million, amounting to 16% of revenues, for fiscal year 2003, from $8.1 million, or 24% of revenues, for fiscal year 2002. The $2.7 million increase was due primarily to growth in the number of management, legal and finance personnel, expansion of facilities and computer systems, and an increase in accounting services to support the growth of our operations and infrastructure.

         As a percent of revenues, general and administrative expense has decreased to 16% in fiscal year 2003, from 24% in fiscal year 2002, and 26% in fiscal year 2001. However, for fiscal 2004, the Company anticipates that general and administrative costs will increase as a percentage of revenues, as the business incurs nonrecurring expenses associated with the restatement of the first three fiscal quarters of fiscal year 2003 and the implementation of controls and other corporate governance initiatives required by the Sarbanes-Oxley Act of 2002, as well as expenses in connection with the Restatement-related litigation.

Fiscal Year 2002 Compared to Fiscal Year 2001

         General and administrative costs increased to $8.1 million, or 24% of total revenues, for fiscal year 2002, from $4.1 million, or 26% of total revenues, for fiscal year 2001. The $4 million increase was due primarily to growth in management, legal and finance personnel and associated expenses to support the growth in the Company’s operations and infrastructure.

Amortization of Other Intangible Assets; Impairment of Goodwill and Other Intangible Assets

         In fiscal year 2003, amortization of intangibles amounted to $1.1 million, inclusive of a change from indefinite life to a definite life of 7 years for intangible assets associated with the Flowgo Network.

         In fiscal year 2003, based on the discounted cash flow method, the Company recognized an impairment of intangible assets of $0.1 million relating to the acquisition of Pokemon Village, Just Pigs and Dustcloud. Based on an analysis completed on March 31, 2003, there was no impairment of goodwill for fiscal year 2003.

         In fiscal year 2003, the Company analyzed goodwill for impairment at the Company level. As a result of the ongoing reorganization of the Company’s reporting structure, the Company anticipates that, in the future, it will have sufficiently discrete financial information to conduct a goodwill impairment analysis at the reporting unit level. This change may affect the amounts recorded for goodwill impairment in future periods.

         The Company adopted SFAS 141 and SFAS 142 effective April 1, 2001 and accordingly, there was a substantially reduced cost of $0.5 million associated with amortization of certain identifiable intangibles in fiscal year 2002. The Company did not recognize any impairment of goodwill or other intangible assets in fiscal year 2002.

         Amortization of goodwill and acquisition-related intangible assets for fiscal year 2001 of $3.5 million reflected the costs related to stock acquisitions of CD Universe, Cases Ladder, Gamer’s Alliance, Big Network, Pokemon Village, Falcon Ventures, and the asset acquisitions on Justsaywow, Funone and Dustcloud. Costs associated with impairment of goodwill and other intangibles amounted to $14.5 million for fiscal year 2001. During the fourth quarter of fiscal year 2001, the Company ceased operations of the Big Network and recognized impairment in the book value of goodwill attributable to Cases Ladder.

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

         There was negligible cost associated with stock compensation for fiscal year 2003 and none in fiscal year 2002, as compared to $0.3 million for fiscal year 2001. The expenses for fiscal year 2001 were attributable to performance bonuses in connection with the acquisitions of JustSayWow, Funpageland and Pokemon Village.

Non-Operating Income (expense)

         In fiscal year 2003, the Company recognized a gain of $1.3 million on the extinguishment of debt. This was partially offset by interest expense and other financing costs of $0.6 million relating to the Company’s short and long-term debt obligations, and expense relating to the repurchase of stock options amounted to $0.5 million, resulting from the Company’s repurchase of approximately 900,000 stock options in fiscal year 2003. Other gains for fiscal year 2003 amounted to $0.4 million, reflecting the aggregation of a number of smaller items.

         In fiscal year 2002, the Company recognized expense of $0.5 million associated with the Company’s short and long-term debt obligations and other losses in the amount of $0.2 million.

         During fiscal year 2001, financing expenses totaled approximately $6.3 million, relating to the issuance of warrants in connection with certain financing transactions. In fiscal year 2001, the Company also recognized other losses of approximately $0.3 million.

Income Taxes

         The Company has recorded a provision for income taxes for the year ended March 31, 2003 in the amount of $63 thousand.

         The Company has net operating losses carried-forward since inception. Utilization of the Company’s net operating loss carry forwards, which begin to expire in 2020, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding reliability of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

Net Income (Loss) from Continuing Operations

         For fiscal year 2003, the Company reported net income from continuing operations of $0.3 million compared to net income from continuing operations of $5.4 million for fiscal 2002, a drop in net income of $5.1 million. The Company’s dramatic growth in fiscal year 2003 presented the Company with a number of challenges. The integration of ResponseBase into the Company’s existing operations required significant attention and resources, as did the internal growth and expansion of the Company’s e-commerce activities. In addition, the increased overhead required to support additional products and certain instances of inefficient media spending contributed to the reduction in net income from continuing operations.

         In fiscal year 2002, the Company reported net income from continuing operations of $5.4 million compared a net loss from continuing operations of $27.1 million in fiscal year 2001. The Company attributed its improved operating results in fiscal year 2002 primarily to its streamlined operating structure, greater yields from its third-party advertising segment, and the introduction of its Products and Services segment. In addition, fiscal year 2001 had been negatively impacted by a significant write down of goodwill and other intangible assets, interest and financing expenses, and amortization of intangible assets.

Net Income (Loss) from Discontinued Operations

         For fiscal years 2003 and 2002, the net income from discontinued operations of $0.2 million and $0.3 million, respectively, is due primarily to the favorable settlement of certain liabilities related to previously discontinued operations.

         In fiscal year 2001, the loss from discontinued operations amounted to $13.9 million. During the third quarter of fiscal 2001, eUniverse disposed of the tangible and intangible assets of its subsidiary, CD Universe, for $1 million to CLBL, Inc., a company owned by Charles Beilman, formerly a director and officer of eUniverse. eUniverse received an additional $0.5 million from CLBL for the purchase of advertising on the Company’s websites over a period of six months following the sale. A loss on the disposal of the segment of $9.9 million, principally consisting of a loss on disposal of intangible assets relating to CD Universe, was recognized during the third quarter of fiscal year 2001. Additional losses for the period of $4.0 million were incurred during the first three quarters of the fiscal year.

Liquidity and Capital Resources

         Net cash provided by operating activities was approximately $2.5 million for the year ended March 31, 2003 (“fiscal year 2003”), compared to $7.2 million of net cash provided by operating activities for the year ended March 31, 2002 (“fiscal year 2002”). The decrease in net cash provided by operating activities in fiscal year 2003 as compared to fiscal year 2002 resulted primarily from increased cash operating expenses associated with the Company’s growth during the period. Net cash provided by operating activities for fiscal year 2003 consists primarily of net income combined with non-cash expenses for depreciation and amortization, impairment of goodwill and other intangibles, allowance for doubtful accounts, and stock and warrants granted to outside consultants and affiliates, offset by a non-cash gain from the extinguishment of debt and income from discontinued operations. Net cash provided by operating activities for fiscal year 2002 consists primarily of net income and non-cash expenses for depreciation and amortization, allowance for doubtful accounts, stock and warrants granted to outside consultants and affiliates, and non-cash financing related costs.

         Net cash used by investing activities in fiscal year 2003 was approximately $7.4 million, compared to $3.2 million of net cash used by investing activities in fiscal year 2002. Net cash used by investing activities in fiscal year 2003 is primarily attributable to the Company’s acquisition of ResponseBase LLC, and purchases of fixed and intangible assets, including additional computer equipment and related infrastructure. Net cash used by investing activities in fiscal year 2002 was primarily attributable to purchases of fixed and intangible assets, including various websites, customer lists and domain names.

         Net cash provided by financing activities in fiscal year 2003 was $1.5 million, compared to $3.8 million of net cash provided by financing activities in fiscal year 2002. Net cash provided by financing activities in fiscal year 2003 was primarily attributable to proceeds from sale and lease back transactions and proceeds from the exercise of stock options, offset, in part, by the repayment of capital lease obligations and the repayment of long-term notes. Net cash provided by financing activities in the fiscal year 2002 was primarily attributable to proceeds from the sale of Series B Preferred shares to 550 Digital Media and proceeds from the issuance of long-term notes, offset, in part, by the repayment of short and long-term notes.

         As of March 31, 2003, we had approximately $4.7 million in cash and cash equivalents and $3.3 million in restricted cash, (current and long-term) for total cash of $8 million, and approximately $1.6 million in working capital. As of March 31, 2002, we had approximately $8 million of cash and cash equivalents, and approximately $4.2 million in working capital. The decrease in working capital in fiscal year 2003 is the result of an increase in restricted cash, inventory, accounts payable, leases payable, and accrued expenses, and a decrease in current notes. In addition, the acquisition of ResponseBase required significant funds, as no additional debt was obtained to finance the transaction.

         In March 2003, Sony Music Entertainment (“SME”) and the Company agreed on certain modifications to SME’s investment in eUniverse through its affiliate, 550 Digital Media Ventures. Under the terms of the agreement, the maturity date of SME’s then existing loan to the Company of approximately $2.3 million dollars (the “Sony Note”) was extended for two years, until March 31, 2005. In addition, the agreement provided for subordination of SME’s security interest in the assets of eUniverse to a revolving, working capital line of credit, although the Company does not have any specific plans with regard to securing such a facility.

         In July 2003, the Company received $2 million of debt financing from VP Alpha Holdings IV, L.L.C. (“VPVP”) an affiliate of VantagePoint Venture Partners. The debt financing consisted of a $2 million, 8% secured note (the “VPVP Note”) which is due on the first to occur of (i) the maturity of the Sony Note (currently due March 31, 2005), (ii) the closing of the preferred stock investment by VPVP, at which point the VPVP Note would be applied toward the purchase price, (iii) March 31, 2005 and (iv) the closing by the Company of a debt or equity financing in excess of $2.5 million with a party other than VPVP.

         Concurrently with the debt financing, the Company and VPVP entered into a non-binding term sheet relating to a second phase of financing that would consist of an up to $10 million preferred stock investment by VPVP in eUniverse, and the provision of an additional $20 million dollar “line of credit” to be used in future merger and acquisition transactions. The term sheet contemplates that VPVP would purchase up to $10 million shares of a newly authorized series of preferred stock. The purchase price of the shares is expected to be $1.50 per share. The VPVP Note would be credited towards the purchase price. Upon the closing of the sale of the preferred stock to VPVP, the term sheet contemplates that VPVP would provide the Company with a line of credit of up to $20 million for making acquisitions and entering into strategic business development ventures. VPVP would have discretion over eUniverse’s use of the line of credit, the detailed terms of which are to be negotiated. The terms of the second phase of the financing as set forth in the term sheet are non-binding. Further information with respect to the agreements and contemplated agreements with VPVP are set forth above in “Business—Recent Events—Additional Financing.”

         In fiscal year 2004, the Company expects to continue to invest in the infrastructure of the Company, and in certain strategic initiatives, to support the Company’s continued growth and expansion. In addition, the Company expects to incur significant non-recurring expenses associated with the restatement of the Company’s financial statements for the first three fiscal quarters of fiscal year 2003, and the implementation of internal controls and other corporate governance initiatives required by the Sarbanes-Oxley Act of 2002, as well as significant expenses in connection with the Restatement-related litigation. Recently, the Company has experienced changes in its business and results of operations, and fluctuations in its cash flows. The Company expects that in fiscal year 2004 it will need to supplement the net cash provided by the Company’s operations with additional debt or equity financing, so that it may continue to invest in the Company’s expansion while providing for the Company’s other cash requirements. The Company expects that the proposed additional financing from VPVP, together with a reduction in a certificate of deposit held as collateral on a capital lease, will provide sufficient funds for additional investment throughout fiscal year 2004. However, in the event we are unable to reach an agreement with VPVP for additional financing, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, grow our business, or meet unanticipated cash requirements, which could seriously harm our business.

         At March 31, 2003, the Company had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party, or unconsolidated entities.

Contractual Obligations

         We have an outstanding note payable with an affiliate, as well as various non-affiliated notes payables, maturing at various dates through March 2005. We lease facilities and equipment under various capital and operating lease agreements with various terms and conditions, expiring at various dates through March 2008.

Our material contractual obligations at March 31, 2003 are as follow (in thousands):

	Payments Due by Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
8% Convertible Note payable for acquisition of Deb’s Fun Pages	$287	$287	$—	$—	$—
8% Convertible Note payable for acquisition of Fun Page Land	113	113	—	—	—
Note payable for acquisition of Funnygreetings.com	454	454	—	—	—
Note payable with interest accruing at prime plus 2% (Sony)	2,290	—	2,290	—	—
Note payable with effective rate of 9.7% (SFX Entertainment, Inc.)	606	606	—	—	—
Capital lease obligations	1,615	1,178	430	7	—
Operating lease obligations	2,930	1,174	1,756	—	—

Total contractual obligations	$8,295	$3,812	$4,476	$7	$—

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base of our variable rate debt.

         eUniverse places its cash and cash equivalents in banks with high quality standards. Cash investments consist of high quality overnight investments that bear immaterial exposure to interest rate fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements required pursuant to this item are included in Part IV, Item 16 of this Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included under the subsection entitled Quarterly Results of Operations/Supplementary Financial Information, beginning on page F-28.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 28, 2003 eUniverse, Inc., by and through the Audit Committee of the Company’s Board of Directors, engaged Moss Adams LLP as independent auditor, replacing Merdinger, Fruchter, Rosen & Company, P.C. (“MFR&C”).

         MFR&C’s reports on eUniverse, Inc.’s financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         During eUniverse, Inc.’s two most recent fiscal years and through the date of MFR&C’s dismissal, there were no disagreements with MFR&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to MFR&C’s satisfaction, would have caused MFR&C to make reference to the subject matter in connection with its report of the financial statements for such years; and there were no reportable events as defined in item 304(a)(1)(v) of Regulation S-K.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions and Offices with eUniverse
Brad D. Greenspan (1) (2)	30	Chairman of the Board of Directors and Chief Executive Officer
Brett C. Brewer (1) (2)	31	President and Director
Joseph L. Varraveto(3)	41	Executive Vice President and Chief Financial Officer
Adam Goldenberg	22	Chief Operating Officer
Christopher S. Lipp	31	Senior Vice President and General Counsel
Daniel L. Mosher (1) (4)	30	Director
Lawrence R. Moreau (4) (5)	60	Director
Thomas Gewecke(1) (4)	34	Director
Jeffrey Lapin (6)	47	Director

(1)  Member of the Compensation Committee.

(2)  Member of the Executive Committee. The Company’s Board of Directors dissolved the Executive Committee on August 9, 2002.

(3)  Resigned effective August 19, 2003.

(4)  Member of the Audit Committee.

(5)  Appointed on May 27, 2003.

(6)  Resigned effective May 8, 2003.

         Brad D. Greenspan has served as Chairman of the Board of Directors since April 14, 1999 and Chief Executive Officer since August 29, 2000. Mr. Greenspan is a member of eUniverse’s Compensation Committee. In 1997, he founded Palisades Capital, Inc., a private Beverly Hills merchant bank, and served as its President until March 1999. Mr. Greenspan received a B.A. degree in political science from the University of California at Los Angeles in 1997.

         Brett C. Brewer has served as President and Director since August 29, 2000. Mr. Brewer is a member of eUniverse’s Compensation Committee. He joined the Company in April 1999 and was named Vice President of its e-Commerce Division in December 1999 and elected President of CD Universe, Inc., a subsidiary of eUniverse, in July 2000. Prior to joining eUniverse, Mr. Brewer helped run the Southern California Retail Sales Division of CB Richard Ellis between October 1996 and December 1998. Mr. Brewer received a B.A. degree in business/economics from the University of California at Los Angeles.

          Joseph L. Varraveto served as Executive Vice President and Chief Financial Officer from January 2, 2001 until his resignation effective August 19, 2003. Prior to joining eUniverse, Mr. Varraveto served as President and Chief Operating Officer of ememories.com. Prior to that, he served as acting Chief Financial Officer of AIR4LESS.com, a leisure travel Web site. Prior to entering the online world, Mr. Varraveto worked for PepsiCo's Frito Lay International Snack Foods Division for more than six years serving in a variety of management positions, including Vice President, Finance prior to leaving the Company in 1999. He also spent nine years at PriceWaterhouse Coopers working on corporate acquisitions, reorganizations, public offerings and debt offerings. Mr. Varraveto received a B.A. degree in business economics from the University of California at Santa Barbara.

         Adam Goldenberg has served as Chief Operating Officer since October 26, 2001. In 1997, Mr. Goldenberg founded Gamer’s Alliance, Inc., an online entertainment portal, and served as its President until it was acquired by eUniverse in April 1999. Mr. Goldenberg served as Vice President, Strategic Planning of eUniverse from April 1999 to October 2001. eUniverse has benefited greatly from Mr. Goldenberg’s six years of experience in Internet marketing, product development and management.

         Christopher S. Lipp has served as Senior Vice President and General Counsel since October 26, 2001, Vice President, General Counsel since May 1, 2001, Secretary since March 30, 2000 and Vice President, Business and Legal Affairs since January 11, 2000. Prior to joining eUniverse, Mr. Lipp was employed as an attorney in the

Intellectual Property Group of Pillsbury Madison & Sutro LLP at Los Angeles, California. He has been a member of the California State Bar since 1997. Mr. Lipp received his J.D. from the University of Southern California Law School and a B.A. degree in government and sociology from Georgetown University.

         Daniel L. Mosher has served as Director since April 17, 2000. Mr. Mosher is a member of eUniverse’s Compensation and Audit Committees. He is employed as Director of Corporate Development of Verisign, Inc. Prior to that, Mr. Mosher was employed by Webvan Group, Inc. from May 1999 to May 2001, most recently as Director, Business Development. From January 1998 to May 1999, Mr. Mosher served in the Mergers and Acquisitions Department of Morgan Stanley Dean Witter Technology Group, an investment banking firm. From February 1996 to January 1998, he held several positions in the Corporate Finance Group of Arthur Andersen, focused on technology private placements. Mr. Mosher holds a B.S. degree in business administration from the University of California at Berkeley.

         Thomas Gewecke has served as Director and a member of the Audit and Compensation Committees since October 23, 2001. Mr. Gewecke has been employed as Executive Vice President of 550 Digital Media Ventures Inc., a subsidiary of Sony Broadband Entertainment Inc. He has also served as Senior Vice President, New Technology and Business Development for Sony Music Entertainment Inc. where he is responsible for helping develop new digital products and strategy, since November 1999. Prior to joining Sony, Mr. Gewecke held various positions at PC World Communications, a subsidiary of International Data Group, from 1991 to 1999. Mr. Gewecke co-founded PC World Online in 1992, and served as Publisher of the PC World Online Services Group, a network of leading high technology Web and E-mail products, from 1995 to 1999. Mr. Gewecke co-created a new media course for the UC Berkeley Graduate School of Journalism Master’s Degree Program in 1995, and taught in the program through 1998. Mr. Gewecke received a B. A. degree in Social Studies from Harvard in 1991.

         Lawrence R. Moreau has served as Director and member of the Audit Committee since June 20, 2003. Mr. Moreau is the Chairman of Stone Mountain Financial Systems, Inc., a private company providing online payment solutions primarily to Internet related retail merchants. Previously, Mr. Moreau founded and served as Chief Executive Officer of Moreau and Company, Inc., a financial consulting firm, and Moreau Capital Corporation, a National Association of Securities Dealers registered investment-banking firm, which specialized in private and public securities offerings. Prior to founding Moreau Capital, Mr. Moreau was a financial principal and on the Board of Directors of H. J. Meyers & Company, a New York Stock Exchange investment banking firm. Previous to his investment-banking career, Mr. Moreau was a Vice President and Special Assistant to the President of Pacific Enterprises, a multi-billion dollar diversified holding company. Prior to joining Pacific Enterprises, Mr. Moreau worked for Touche Ross & Co. (now Deloitte & Touche) for eleven years planning and managing audits of companies in a wide variety of industries. Prior to beginning his professional career, Mr. Moreau served as a commissioned officer in the United States Army during the Vietnam War. Mr. Moreau holds a Bachelor of Arts in Accounting and a Master’s Degree in Accounting Science from the University of Illinois, Champaign/Urbana. Mr. Moreau was licensed as a Financial Principal and an Operations Principal with the NASD. Mr. Moreau was also an Associate Member of the NYSE and a member of the Securities and Exchange Commission practice section of the American Institute of Certified Public Accountants. For seven years, Mr. Moreau was a member of the Board of Directors of the Los Angeles Venture Capital Association and served as its Chairman for two years.

         Each director of eUniverse serves for a one-year term until the next Annual Meeting of Shareholders and until his successor has been duly elected. Each officer of eUniverse serves at the pleasure of the Board of Directors.

Agreements Concerning the Election of Directors

         Pursuant to the Company’s Certificate of Designation of Series B Convertible Preferred Stock, which gives the holders of Series B Preferred Stock (currently 550 Digital Media Ventures, Inc.) voting as a class the right to elect one, and, depending on the size of the Company’s Board of Directors, up to three Directors. Thomas Gewecke was elected to the Board of Directors on October 19, 2001.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended (Section 16(a)) requires eUniverse’s executive officers, directors, and persons who own more than 10% of a registered class of eUniverse’s equity securities (10% Stockholders) to file reports of ownership on a Form 3 and changes in ownership on a Form 4 or a Form 5 with the SEC.

         Based solely on its review of the copies of such forms received by eUniverse, or written representations from certain reporting persons, eUniverse believes that during fiscal year 2003 its executive officers, directors and 10% Stockholders complied with all applicable Section 16(a) filing requirements, except that a Form 4 required to be filed by Joseph L. Varraveto (who was an executive officer of eUniverse during fiscal year 2003) and the Form 5’s required to be filed by Thomas Gewecke and Jeffrey C. Lapin (each of whom was a director of eUniverse during fiscal year 2003) were inadvertently filed late.

ITEM 11.   EXECUTIVE COMPENSATION

         The table below summarizes the compensation paid or awarded during the last three fiscal years to our Chief Executive Officer and our four other most highly compensated Executive Officers for services rendered to eUniverse in all capacities. These executives are referred to as the Named Executive Officers elsewhere in this Form 10-K.

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE (in thousands)
								LONG–TERM COMPENSATION
	ANNUAL COMPENSATION							AWARDS		PAYOUTS
NAME AND PRINCIPAL POSITION	FISCAL YEAR		SALARY ($)	BONUS ($)		OTHER ANNUAL COMPENSATION ($)		RESTRICTED STOCK AWARD ($)	SECURITIES UNDERLYING OPTIONS #	LTIP PAYOUTS ($)	ALL OTHER ($)
Brad D. Greenspan	2003		192	43	(1)	55	(2)	—	—	—	—
Chairman of the Board	2002		178	95		—		—	800	—	—
and Chief Executive Officer	2001		100	—		50	(3)	—	—	—	—

Brett C. Brewer	2003		174	33	(1)	55	(4)	—	—	—	—
President and Director	2002		132	99		—		—	500	—	—
	2001		105	—		—		—	750	—	—

Joseph L. Varraveto	2003		181	30		—		—	60	—	—
Executive Vice President	2002		160	60		—		—	50	—	—
and Chief Financial Officer	2001	(5)	38	—		—		—	350	—	—

Adam Goldenberg	2003		156	132	(6)	62	(8)	—	—	—	—
Chief Operating Officer	2002		124	109		—		—	675	—	—
	2001	(7)	96	—		—		—	175	—	—

Chris Lipp	2003		151	18	(1)	60	(9)	—	—	—	—
Senior Vice President	2002		135	38		—		—	150	—	—
and General Counsel and Secretary	2001	(10)	91	—		—		—	150	—	—

(1) The recipients of these bonuses each have agreed to promptly repay the value of their respective bonus to the Company in cash, stock or a combination thereof.

(2)  On July 12, 2002, in connection with the Company’s cancellation of approximately 900,000 total options, the Company paid $55,000 to Mr. Greenspan in exchange for the cancellation of 340,000 options.

(3)  Represents consulting fees paid to Mr. Greenspan prior to his appointment as Chief Executive Officer of eUniverse on August 29, 2000.

(4)  On July 12, 2002, in connection with the Company’s cancellation of approximately 900,000 total options, the Company paid $55,000 to Mr. Brewer in exchange for the cancellation of 75,000 options.

(5)  Mr. Varraveto was appointed as Executive Vice President and Chief Financial Officer of eUniverse on January 2, 2001. Mr. Varraveto resigned effective as of August 19, 2003.

(6)  The recipient of this bonus has indicated to the Company his intent to return to the Company the value of that portion of the bonus which would not have been paid based upon the restated financial statements of the Company for the fiscal year 2003, and is currently in discussion with the Company about the manner of effecting such repayments.

(7)  Mr. Goldenberg was promoted to Chief Operating Officer in October 2001.

(8)  On July 12, 2002, in connection with the Company’s cancellation of approximately 900,000 total options, the Company paid $62,334 to Mr. Goldenberg in exchange for the cancellation of 85,000 options.

(9)  On July 12, 2002, in connection with the Company’s cancellation of approximately 900,000 total options, the Company paid $60,000 to Mr. Lipp in exchange for the cancellation of 100,000 options.

(10)  Mr. Lipp was appointed Secretary on March 30, 2000, was promoted to General Counsel on May 1, 2001, and promoted to Senior Vice President, General Counsel on October 26, 2001.

OPTION GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS

Name and Principal Position	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price $/Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term 5% 10%
Brad D. Greenspan
Chairman of the Board of Directors and
Chief Executive Officer	—	—	$ —	—	$ —	$ —

Brett C. Brewer
President and Director	—	—	—	—	—	—

Joseph L. Varraveto
Executive Vice President and Chief
Financial Officer	60,000	10%	$5.10	July 9, 2012	192,442	487,685

Adam Goldenberg
Chief Operating Officer	—	—	—	—	—	—

Christopher S. Lipp
Senior Vice President and General
Counsel	—	—	—	—	—	—

        One-third of the options vest and are exercisable one year from the date of grant. Thereafter, one-eighth of the remaining options vest and are exercisable each three months thereafter until all optioned shares are vested.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES/SAR VALUES

	Number of shares acquired	Value	Number of securities underlying unexercised options/SAR’s at fiscal year-end		Value of unexercised in-the-money options/SAR’s at fiscal year-end
Name	exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Brad D. Greenspan	—	$ —	666,667	113,333	$1,560,001	$311,999
Brett C. Brewer	—	—	916,667	333,333	2,363,751	936,249
Joseph L. Varraveto	—	—	262,500	197,500	752,792	395,708
Adam Goldenberg	—	—	510,417	339,583	1,478,751	939,249
Chris Lipp	87,500	289,198	112,500	100,000	263,250	280,875

Director Compensation

                Compensation of the Company’s Directors is determined by resolution of the Board in accordance with the Company’s Bylaws. Directors of eUniverse who are also employees or officers of the Company do not receive any compensation specifically related to their activities as directors, other than reimbursement for expenses incurred in connection with their attendance at Board meetings.

                On April 17, 2000, Daniel L. Mosher, for his first year of service as a non-employee director, received an option to purchase 63,750 shares of the Company’s common stock at market price, which option vested on December 8, 2000, one year after the date that he became a director. On January 22, 2001, for his second year of service as a non-employee director, Mr. Mosher received an option to purchase 25,000 shares of the Company’s common stock at market price, which option vested on January 22, 2002 and expires ten years after the date of grant (or sooner in the event Mr. Mosher’s relationship with the Company terminates). In July of 2002, Mr. Mosher was paid $51 thousand for cancellation of this option in connection with the Company’s cancellation of approximately 900,000 total options held by various Company stock option holders. On October 23, 2002, Mr. Mosher, for his continued service as a non-employee director, received an option to purchase 37,500 shares of the Company’s common stock at market price, a portion of which option vested on the date of the grant with the remainder vesting on the date of the Company’s next annual meeting of shareholders, and which option expires ten years after the date of grant (or sooner in the event Mr. Mosher’s relationship with the Company terminates). On June 25, 2003, the Company’s Board of Directors agreed, in recognition of Mr. Mosher’s service on the Audit Committee and the recently increased demands of such service, to pay Mr. Mosher $5,000 per month for the months of June, July and August 2003.

                On December 3, 2001, Thomas Gewecke, for his first year of service as a non-employee director, received an option to purchase 25,000 shares of the Company’s common stock at market price, which option vested on October 23, 2002, and which expires ten years after the date of grant (or sooner in the event Mr. Gewecke’s relationship with the Company terminates). On October 23, 2002, Mr. Gewecke, for his second year of service as a non-employee director, received an option to purchase 25,000 shares of the Company’s common stock at market price, which option vests on the date of the Company’s next annual meeting of shareholders, and which option expires ten years after the date of grant (or sooner in the event Mr. Gewecke’s relationship with the Company terminates).

                Lawrence Moreau receives as compensation for his service on the Board and as Chairman of the Audit Committee of the Board, $9,250 per month.

                For each board meeting they attend, non-employee directors are reimbursed for their expenses incurred in connection with their attendance at the meeting.

Employment Agreements

                The Company currently has no employment agreements with any of its officers or Directors.

Compensation Committee Interlocks and Insider Participation

                 No member of the Board of Directors or the Compensation Committee serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of eUniverse’s Board of Directors or Compensation Committee. During eUniverse’s fiscal year ending on March 31, 2003, the members of the Compensation Committee were Brad D. Greenspan, Brett C. Brewer, Daniel L. Mosher, Jeffrey C. Lapin and Thomas Gewecke. Mr. Greenspan is the Company’s Chief Executive Officer. Mr. Brewer is the Company’s President.

                 Notwithstanding anything to the contrary set forth in any of eUniverse’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might affect future filings, including this Form 10-K, the Compensation Committee Report on Executive Compensation set forth below, and the Stock Performance Graph set forth on page 49 in accordance with Securities Exchange Commission requirements, shall not be incorporated by reference into any such filings.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

General

                 The Compensation Committee of eUniverse’s Board of Directors makes decisions as to certain compensation of eUniverse’s executive officers.

Compensation Policies

                 eUniverse’s philosophy is to tightly link executive compensation to corporate performance and returns to stockholders. A significant portion of executive compensation is dependent upon the Company’s success in meeting one or more specified goals and to the potential appreciation of the eUniverse common stock. Thus, a significant portion of an executive’s compensation is at risk. The goals of the compensation program are to attract and retain exceptional executive talent, to motivate these executives to achieve the Company’s business goals, to link executive and stockholders interests through equity-based plans, and to recognize individual contributions as well as overall business results.

                 Each year the Compensation Committee conducts a review of the Company’s executive compensation program. This review often includes data supplied by independent third party compensation consultants and is used to realign the Company’s compensation programs to other comparable rapidly growing companies in the technology space. The key elements of eUniverse’s executive compensation are generally base salary, bonus, stock options and benefits. The Compensation Committee’s policies with respect to each of the elements are discussed below. While the elements of compensation are considered separately, the Compensation Committee also takes into account the complete compensation package provided by eUniverse to the individual executive.

Base Salary

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

Bonus

                 The Company’s executive officers are generally eligible for annual and other cash bonuses. At the beginning of each fiscal year, the Compensation Committee establishes both quarterly and annual individual and corporate performance objectives. For fiscal year 2003, the targets were based upon achieving certain profitability goals. A target amount payable was also established for each executive officer eligible for a particular bonus. The Compensation Committee also considers individual non-financial performance measures in determining bonuses. For fiscal 2003, the bonus structure was modified to enable an executive officer to achieve a higher bonus than the targeted amount should the performance goals be exceeded by a certain percentage.

Stock Awards Plan

                 The purpose of the eUniverse Stock Awards Plan is to provide an additional incentive to Company employees to work to maximize stockholder value. To this end, the Compensation Committee grants to key executives stock options under the Company’s 1999 Stock Awards Plan (the 1999 Plan) which generally vest (i.e., become exercisable) over a three-year period following the date of grant as follows: 33 1/3% on the first anniversary; and 1/12 each quarter thereafter. During the fourth quarter of fiscal 2003, the stock vesting period was revised to four years from the date of grant with 25% vesting on the first anniversary and 1/12 each quarter thereafter. Options under the 1999 Plan are granted at the current market price, have a term of ten years from the date of grant, and, subject to the above vesting restrictions, may be exercised at any time during such term. The stockholders at the 2001 Annual Meeting approved the 1999 Plan, which is administered by the Compensation Committee. See table entitled Option Grants in Last Fiscal Year, on page 46, summarizing options granted to each Named Executive Officer and vesting terms for each grant.

Benefits

                 The benefits available to executive officers are the same as those afforded to all full-time employees, including medical, dental, death, disability coverage and a 401(k) plan.

Chief Executive Officer Compensation

                 The Board of Directors determined the components of Mr. Greenspan’s fiscal year 2003 compensation as follows:

                 Base Salary. Mr. Greenspan’s base salary of $185 thousand was increased to $215 thousand as of January 2, 2003 to reflect changes in market conditions and complexities in the business and for performance for the previous twelve-month period. Additionally, Mr. Greenspan was awarded a bonus of $45 thousand for fiscal year 2003 for achieving certain operating objectives, primarily relating to revenue growth and profitability during the first two quarters of the fiscal year. As of June 16, 2003, Mr. Greenspan voluntarily decided to cut his salary by twenty percent, to $172,000, as a reflection of the Company’s restated quarterly financial results and lower than anticipated full fiscal year results. In addition, Mr. Greenspan has agreed to repay the value of his $42,500 bonus to the Company in the form of cash, stock or some combination thereof.

                 Additional Compensation. On July 12, 2002, in connection with the Company’s cancellation of approximately 900,000 options, the Company paid $55 thousand to Mr. Greenspan in exchange for the cancellation of 340,000 options.

                 Stock Awards Plan. Mr. Greenspan was not awarded any stock options during fiscal 2003.

                 Benefits.   Mr. Greenspan was provided benefits under eUniverse’s medical, dental, death, disability coverage, and employee stock purchase and 401(k) plans consistent with those provided to other full-time employees.

PERFORMANCE GRAPH

                 The following graph compares the yearly percentage change in eUniverse’s cumulative total shareholder return on the Company’s common stock to the cumulative total return of the NASDAQ Composite Index and a peer group of Internet stocks for the three years ended April 15, 2003. The peer group selected by Company consists of AOL, CNET Networks, Valueclick, Findwhat and Yahoo. The graph assumes that the value of the investment in the Company’s common stock and the comparison index was $100 on April 15, 2000 and assumes the reinvestment of dividends. The Company has never declared a dividend on its common stock. The stock price performance depicted in the graph below is not necessarily indicative of future price performance.

The common stock of eUniverse, Inc. began publicly trading on the NASDAQ Small Cap Market on April 15, 2000 under the symbol EUNI. From April 1999 to March 2000 shares of eUniverse, Inc. were publicly traded on the OTC Bulletin Board.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                 The following table sets forth certain information as of July 31, 2003 with respect to the beneficial ownership of the Company’s voting securities by the following individuals or groups: (a) each person who is known by eUniverse to own beneficially more than 5% of the Company’s common stock, including our preferred stock on an as-converted basis, (b) each Director of eUniverse, (c) each Named Executive Officer (as defined above under the caption Executive Compensation) of eUniverse, and (d) all executive officers and Directors of eUniverse as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)		Percentage Beneficially Owned (2)

Brad D. Greenspan	8,191,000	(3)	28.7%
Brett C. Brewer	1,164,750	(4)	4.1%
Joseph L. Varraveto	376,937	(5)	1.3%
Adam Goldenberg	736,808	(6)	2.6%
Chris Lipp	165,536	(7)	*
Thomas Gewecke	50,000	(8)	*
Daniel L. Mosher	65,000	(9)	*
Lawrence R. Moreau	—		—
550 Digital Media Ventures, Inc. (“550 DMV”)	5,289,231	(10)	18.5%
VP Alpha Holdings IV, L.L.C.	4,800,000	(11)	16.8%
Directors and executive officers as a Group	10,750,031		37.6%

* less than 1%

(1)   Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to the shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants or the conversion of shares of preferred stock into shares of common stock, are deemed outstanding in determining the number of shares beneficially owned by the person or group. We are treating our preferred stock and common stock as one class of voting securities because the holders of our preferred stock have the right to vote their shares with the common stock on an as-converted basis.

(2)   The Percentage Beneficially Owned is calculated by dividing the Number of Shares Beneficially Owned by the total outstanding shares of common stock and preferred stock on an as-converted basis including shares beneficially owned by the person with respect to whom the percentage is calculated.

(3)   Includes 350,000 shares represented by options exercisable within 60 days.

(4)   Includes 968,750 shares represented by options exercisable within 60 days.

(5)   Includes 349,167 shares represented by options exercisable within 60 days.

(6)   Includes 647,917 shares represented by options exercisable within 60 days.

(7)   Includes 162,500 shares represented by options exercisable within 60 days.

(8)   Includes 50,000 shares represented by options exercisable within 60 days. Excludes attribution of beneficial ownership of shares owned by 550 DMV to Thomas Gewecke, an executive officer of DMV, who serves as a Director pursuant to 550 DMV’s right of appointment, but who disclaims such beneficial ownership.

(9)   Includes 62,500 shares of Represented by options exercisable within 60 days.

(10) Includes 1,923,077 shares of Series B Preferred Stock on an as-converted basis. Also includes 3,050,000 common shares and
        1,750,000 Series B Preferred shares which are subject to an option granted to VP Alpha Holdings IV, L.L.C., as noted below and as more fully described in “Business—Recent Events—Additional Financing.”

(11) Represents an option to purchase 3,050,000 common shares and 1,750,000 Series B Preferred shares from 550 DMV. See
        “Business—Recent Events—Additional Financing” for more information.

      The number of shares to be issued upon the exercise of outstanding options and warrants, and the number of shares remaining available for future issuance under the Company’s equity compensation plan at March 31, 2003 were as follows (in thousands, except per share data):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders (1)	7,602	$3.15	1,398
Equity compensation plan not approved by security holders (2)	127	$3.40	—

Total	7,729		1,398

(1) The Company has reserved an aggregate of 9,000,000 shares of common stock for issuance under the Company’s 1999 Stock
      Award Plan. See Note 15 of Notes to Consolidated Financial Statements for a narrative description of the plan.
(2) The Company has granted certain warrants in connection with professional services at exercise prices ranging from $1.75 to $5.03 and with terms ranging from 1 to 4 years.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  It is the Company’s policy that the Company’s directors and executive officers must avoid any activity that is or has the appearance of being adverse to, or competitive with, the interests of the Company, or that interferes with the proper performance of their duties, responsibilities or loyalty to the Company. Each director and executive officer is obliged to inform the Board when confronted with any situation that may be perceived as a conflict of interest, even if the person does not believe that the situation would violate the Company’s guidelines. If in a particular circumstance it is concluded that there is, or may be a perceived, conflict of interest, the Board will instruct the Company’s legal department to work with the relevant business parties to determine if there is a conflict of interest. Any waivers to these conflict rules with regard to a director or executive officer require the prior approval of the disinterested directors.

                  In March 2003, Sony Music Entertainment (“SME”) and the Company agreed on certain modifications to SME’s investment in eUniverse through its 550 Digital Media Ventures, Inc. affiliate. Under the terms of the agreement, the maturity date of SME’s then existing loan to the Company of approximately $2.3 million (the “Sony Note”) was extended two years, until March 31, 2005, and eUniverse agreed not to exercise its right, triggered by the Company’s achievement of certain EBITDA milestones, to convert SME’s Series B Preferred Stock into common stock of the Company. The Company has also agreed to make available to SME limited marketing and advertising services to promote Sony Music recording artist releases or other products and services of SME or its affiliates. Finally, the agreement provided for subordination of SME’s security interest in the assets of eUniverse to a revolving, working capital line of credit, although the Company does not have any specific plans with regard to securing such a facility. The Sony Note was originally issued in September of 2000 in connection with a marketing agreement between the Company and two Internet publishing affiliates of SME. The loan was amended and restated

in connection with SME’s investment in the Company in October of 2001, as more fully described in the Company’s filing on Form 8-K on November 7, 2001.

         In July 2003, the Company received $2 million of debt financing from VP Alpha Holdings IV, L.L.C. (“VPVP”) an affiliate of VantagePoint Venture Partners. The debt financing consisted of a $2 million, 8% secured note (the “VPVP Note”) which is due on the first to occur of (i) the maturity of a note held by 550 Digital Media Ventures, Inc. (“550 DMV”) a wholly-owned subsidiary of Sony Music Entertainment (currently due March 31, 2005), (ii) the closing of the preferred stock investment by VPVP, at which point the VPVP Note would be applied toward the purchase price, (iii) March 31, 2005 and (iv) the closing by the Company of a debt or equity financing in excess of $2.5 million with a party other than VPVP.

         Concurrently with the debt financing, the Company and VPVP entered into a term sheet relating to a second phase of financing that would consist of an up to $10 million preferred stock investment by VPVP in eUniverse and the provision of an additional $20 million dollar “line of credit” to be used in future merger and acquisition transactions. The terms of the second phase of the financing as set forth in the term sheet are non-binding. The term sheet contemplates that VPVP would purchase up to $10 million shares of a newly authorized series of preferred stock, as more fully described below. The purchase price of the shares is expected to be $1.50 per share. The VPVP Note would be credited towards the purchase price. Upon the closing of the sale of the preferred stock to VPVP, the term sheet contemplates that VPVP would provide the Company with a line of credit of up to $20 million for making acquisitions and entering into strategic business development ventures. VPVP would have discretion over eUniverse’s use of the line of credit, the detailed terms of which are to be negotiated.

         Also in connection with the debt financing, VPVP purchased from 550 DMV, a wholly owned subsidiary of Sony Music Entertainment, $0.5 million of an approximately $2.3 million note held by 550 DMV (the “Sony Note”) and an option (the “Option”) to purchase up to 3,050,000 shares of the Company’s Common Stock and up to 1,750,000 shares of the Company’s Series B Convertible Preferred Stock held by 550 DMV for a purchase price of $1.10 per share, with the price subject to adjustment under certain conditions. If the Option is exercised for all the shares subject to it, 550 DMV and any assignee of its remaining Series B shares will, in future votes, vote in the same manner as VPVP with respect to the Series B shares purchased pursuant to the Option. Any and all rights that 550 DMV has associated with the Common Stock and the Series B including but not limited to registration rights, voting rights, preemptive rights, liquidation preference, or otherwise, will be deemed transferred (to the extent transferable) to VPVP upon its exercise of the Option and the payment of the related purchase price. In addition, 550 DMV has agreed that it will vote as a stockholder in favor of any investment and loan transaction between the Company and VPVP resulting in an additional investment in the Company by VPVP of not less than $5 million at a price of at least $1.00 per share (if an equity transaction), as approved by the Board of Directors of the Company. In connection with consummation of any such transaction, 550 DMV will be deemed to have waived any anti-dilution protection and any pre-emptive rights and rights of first refusal that 550 DMV may have in connection with its securities holdings in the Company. Pursuant to the debt financing agreements, eUniverse and VPVP agreed that in the event that VPVP does not exercise the Option within 120 days of its grant, that VPVP may, within 10 days after the expiration of such 120-day period, transfer the Option to eUniverse in exchange for a warrant (the “Warrant”) to purchase 200,000 shares of the Company’s Series C Convertible Preferred Stock.

         In connection with the above-referenced transactions, eUniverse agreed that it will create a new series of preferred stock if (i) VPVP exercises the Option, and/or (ii) the Company and VPVP agree to consummate the preferred stock financing described above. The Company currently expects that the new series of preferred stock will be designated Series C Convertible Preferred Stock (the “Series C”) and will be created by board resolution in accordance with the Company’s certificate of incorporation. If the Series C is so created, VPVP would purchase Series C in the second phase of financing, VPVP would receive the right to exchange any shares of Series B acquired pursuant to the Option for Series C and the Warrant (if issued) would be exercisable into Series C.

         As currently contemplated, the Series C would be substantially similar to the Company’s Series B, subject to the following differences, among others, (a) the Series C would be entitled to an 8% cumulative dividend payable in additional shares of Series C; (b) the conversion price would be $1.50; (c) the Series C would be convertible into common stock at VPVP’s election and upon other events to be negotiated between the Company and VPVP and acceptable to VPVP. If the Option has been exercised in full the Series C would also have additional rights as follows: (a) the Series C would have the right to elect a number of the members of the Company’s Board of Directors identical to the current rights of the Series B to elect members of the Board of Directors, as 550 DMV would be required to vote in the same manner as VPVP, such board members would constitute both the Series B and Series C board representatives and (b) so long as VPVP or any of its affiliates owns at least 1,442,308 shares of Series C or Common Stock (as adjusted for any stock split, combination, reorganization, reclassification, stock dividend, stock distribution or similar event), the Company would not, without the affirmative consent or  vote of at least two-thirds of the Board of Directors (i) enter into an agreement for or consummate, a Corporate Transaction (as defined in the Series B Certificate of Designations), (ii) enter into transactions which result in or require the Company to issue shares of its capital stock in excess of 5% (in any one transaction) or 12.5% (in the aggregate) of the Company’s then-current market capitalization, (iii) increase or decrease the number of authorized shares of capital stock, (iv) directly or indirectly declare or pay any dividend or make any other distribution in respect thereof, or purchase, redeem, repurchase or otherwise acquire any shares of capital stock of the Company or any subsidiary, other than as specified in the Series B Certificate of Designations, or (v) increase or decrease the size of the Company’s Board of Directors. In the event the agreement reached with VPVP with respect to the second phase of financing would require the Company to issue securities in an amount equal or greater than 20% or more of the Company’s common stock or voting power outstanding before the issuance, the Company may need to seek shareholder approval of the transaction pursuant to NASDAQ’s MarketPlace rules.

                  Each of Brad D. Greenspan, Brett C. Brewer, and Chris Lipp, executive officers of the Company, have entered into an agreement with the Company in which each has agreed to promptly repay the value of certain compensatory bonuses received during fiscal year 2003, in the amount of $43 thousand, $33 thousand, and $18 thousand, respectively. Repayment of the bonus awards will be in the form of cash, the common stock of the Company, or a combination thereof, with the value of the stock to be determined based on the average closing price of the stock, or if such price is unavailable, the average of the bid and asked price, for the ten-day period ending on the thirtieth day after active trading in the Company’s common stock has resumed. If the common stock of the Company is not actively traded for at least 30 days within the 120 day period following the date of these agreements, then the value of the common stock will be determined by an independent appraiser appointed by the Board of Directors of the Company. Adam Goldenberg, Chief Operating Officer, has indicated to the Company his intent to repay to the Company the value of that portion of the $132 thousand compensatory bonus he received during fiscal year 2003 which would not have been paid based upon the restated financial statements of the Company for the fiscal year 2003, and is currently in discussion with the Company about the manner of effecting such repayment.

                  The Company has not engaged in any other transactions, or series of similar transactions, since the beginning of fiscal year 2003, or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60 thousand and in which any of the Company’s directors, executive officers, beneficial owners of more than 5% of the Company’s common stock, or members of their immediate family had, or will have, a direct or indirect material interest.

ITEM 14.   CONTROLS AND PROCEDURES

Overview

                  On May 6, 2003, the Company announced its intent to restate its previously reported quarterly financial results for the fiscal year ended March 31, 2003 because of accounting errors it had identified in the Company’s financial statements (the “Restatement”).

                  As a result of the discovery of the accounting errors, management initiated an internal review of its accounting records and its accounting policies and procedures. In an effort to identify the extent of the accounting errors, and to identify any deficiencies in the Company’s system of controls, management significantly expanded its accounting and finance staff and retained an outside accounting firm to assist in the process. In addition to the foregoing, the Company’s Board of Directors directed the Audit Committee of the Board of Directors to explore the facts and circumstances giving rise to the Restatement as well as to evaluate the Company’s accounting practices, policies and procedures. To assist with the Audit Committee review, the Audit Committee engaged the law firm of Foley & Lardner.

                  During management’s and the Audit Committee reviews of the Company’s accounting records and procedures, and during the audit of the Company’s financial statements for the year ended March 31, 2003, various deficiencies in the Company’s internal controls were identified. The Company believes such deficiencies were attributable to the following broad factors: insufficient supervision and oversight of the Company’s accounting systems and personnel; a poorly designed, non-integrated accounting system; the rapid growth in the Company’s business operations during the course of fiscal year 2003; difficulties in absorbing and integrating the acquisition of a sizable e-commerce company, ResponseBase LLC, during the third and fourth quarters of fiscal year 2003; the loss of critical personnel; and limited human resources in the Company’s accounting and financial reporting function with which to respond to the Company’s increased business scale and growing complexity.

                  In response to the matters identified by management’s and the Audit Committee’s reviews, the Company has implemented a number of remedial and other actions designed to improve its accounting and financial reporting procedures and controls. Actions designed to broadly strengthen the functioning and oversight of the accounting function have included:

•	a significant expansion of the resources of the accounting and financial reporting department, nearly doubling the staff size and replacing all pre-existing accounting personnel with individuals of greater experience and expertise;

•	the replacement of the leadership of the department with a new controller who has experience with the challenges of system and business scaling;

•	the appointment of Lawrence Moreau, to the Company’s Board of Directors and to serve as the Audit Committee Chair; and

•	the search for a new Chief Financial Officer to fill the vacancy resulting from the departure of Joseph Varraveto, who resigned effective August 19, 2003.

The Company has also implemented or strengthened specific internal controls, including:

•	the segregation of accounting duties;

•	monthly reconciliation of all material balance sheet accounts;

•	reorganizing and upgrading its accounting systems and processes, to include hard monthly closes, hard period cutoffs, and the storing of backup data;

•	requiring enhanced levels of authorization for transactions;

•	strictly limiting access to various accounting modules;

•	improving the processing of transactional documentation;

•	augmenting cash management controls;

•	enhancing inventory controls;

•	redesigning the sales order process;

•	creation of a single database and balance sheet for ease of period-end reconciliation by management; and

•	creation of a process for documenting accounting policies and procedures at the time of implementation.

                  Finally, the Company has adopted and is continuing to implement a new integrated financial reporting system that is more appropriate to the size and complexity of the Company’s current business operations.

                  In addition to the foregoing changes, the Company expects to retain an experienced consulting firm to advise the Company on further enhancements to its internal and operational controls based on the COSO framework. The Company also expects to be an early adopter of the internal control attestation requirements of the Sarbanes-Oxley Act of 2002.

                  Pending full implementation of an integrated financial reporting system, the Company has adopted certain supplemental control measures to ensure that the financial statements and other financial information included in the reports it files with the Securities and Exchange Commission, for periods ending subsequent to the date hereof, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented. The Company expects that full implementation of its integrated financial reporting system will render these supplemental control measures redundant.

Evaluation of Disclosure Controls and Procedures

                  Our management, including our Chief Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                  The Company has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing this report under the Securities Exchange Act of 1934, as amended (the “controls evaluation”). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Financial Officer. As part of their controls evaluation, the Chief Executive Officer and Principal Financial Officer considered the results to date of the Audit Committee review undertaken at the direction of the Board of Directors of the matters leading to the Restatement.

                  Based in part on the foregoing, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, March 31, 2003, our disclosure controls and procedures were not effective to ensure that information the Company is required to disclose in the reports that it files with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. As a result, in connection with the audit of the Company’s financial statements for the fiscal year ended March, 31, 2003, the Company reconstructed its books and records for fiscal year 2003, and the Company's independent auditors conducted substantive audit procedures.

                  However, based upon an evaluation conducted prior to the filing of this report, on August 20, 2003, including an evaluation of the supplemental controls and the other changes to the Company’s organization and controls implemented to date, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of August 20, 2003, the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in the reports that it files with the Securities and Exchange Commission, for periods ending subsequent to the date hereof, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The foregoing does not apply to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, which the Company anticipates it will file in September 2003.

Changes to Internal Control Over Financial Reporting

                  The changes to the Company’s internal controls identified above are intended, and have been undertaken by the Company, to enhance the effectiveness of the Company’s internal control procedures. These steps constitute significant changes in internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis, and will take further action as appropriate.

ITEM 15.    PRINCIPAL ACCOUNTING FEES AND SERVICES

                  Audit Fees.  Fees for audit services rendered during the fiscal years ended March 31, 2003 and 2002, were approximately $708,000 and $111,000 respectively, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, fees related to filings with the Securities and Exchange Commission (“SEC”) and consultations on accounting issues and the application of new accounting pronouncements.

                  Audit-Related Fees.  There were no fees for audit-related services for 2003 and 2002.

Tax Fees. Fees for tax services rendered during the fiscal years ended March 31, 2003 and 2002 were approximately $10,000 and $9,000 respectively, relating to compliance fees for preparation of tax returns, assistance with tax planning strategies and tax examination assistance.

                  All Other Fees.  Audit fees rendered in relations to due diligence on a potential acquisition was approximately $96,000 for the fiscal year ended March 31, 2003. There were no other fees for the fiscal year ended March 31, 2002.

                  The Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by the independent auditors to the Company and acts to assure that the independent auditors are not engaged to perform specific non-audit services proscribed by law or regulation.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1. Financial Statements

                   The consolidated financial statements contained herein begin at page F-1 and end at F-29.

2. Financial Statement Schedules.

                  Schedule II - Valuation and qualifying accounts.

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

(b)	Reports on Form 8-K:

                   On January 9, 2003, the Company filed a Report on Form 8-K with the Securities and Exchange Commission, announcing that eUniverse, Inc., a Nevada Corporation, (the Company’s predecessor, had completed a statutory merger with eUniverse, in a Delaware Corporation, for the purpose of changing the Company’s state of incorporation from Nevada to Delaware.

SIGNATURES

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2003.

eUNIVERSE, INC.

By	/s/ BRAD D. GREENSPAN Brad D. Greenspan Chairman of the Board of Directors Chief Executive Officer

By	/s/ MICHAEL J. MINCIELI Michael J. Mincieli Vice President, Corporate Controller (Principal financial officer and Principal accounting officer)

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed on August 22, 2003 by the following persons on behalf of the Registrant in the capacities indicated.

By	/s/ BRAD D. GREENSPAN Brad D. Greenspan Chairman of the Board of Directors (Principal executive officer)

By	/s/ BRETT C. BREWER Brett C. Brewer Director

By	/s/ DANIEL L. MOSHER Daniel L. Mosher Director

By	/s/ THOMAS GEWECKE Thomas Gewecke Director

By	/s/ LAWRENCE R. MOREAU Lawrence R. Moreau Director

INDEPENDENT AUDITORS’ REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
eUniverse, Inc. and Subsidiaries

                   We have audited the accompanying consolidated balance sheet of eUniverse, Inc. and Subsidiaries as of March 31, 2003, and the related consolidated statement of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

                   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eUniverse, Inc. and Subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                   Our audit referred to above included an audit of the March 31, 2003 information included in the financial statement schedule listed under item 16 (a) (2). In our opinion, this portion of the financial statement schedule presents fairly, in all material respects, the 2003 information set forth therein when considered in relation to the 2003 financial statements taken as a whole.

MOSS ADAMS LLP

Los Angeles, California
August 15, 2003
(Except for footnote 20 as to which the date is August 21, 2003.)

INDEPENDENT AUDITORS’ REPORT

TO THE BOARD OF DIRECTORS
eUniverse, Inc.

We have audited the accompanying consolidated balance sheet of eUniverse, Inc. and Subsidiaries as of March 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eUniverse, Inc. and Subsidiaries as of March 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Our audit referred to above included an audit of the financial statement schedule listed under item 16(a)(2). In our opinion, this financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.

MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
Certified Public Accountants

New York, New York
June 14, 2002

eUniverse, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$4,663	$8,008
Restricted cash	1,842	—
Accounts receivable, net of allowances for doubtful accounts of $1,179 and $452	4,985	5,023
Inventories, net of obsolescence reserve of $362 and $0	1,610	—
Prepaid expenses	1,673	1,488
Deferred charges and other	104	551

Total current assets	14,877	15,070
Property and equipment, net of accumulated depreciation and amortization	3,229	2,293
Other assets:
Goodwill	15,487	12,298
Other intangible assets, net of accumulated amortization	4,447	4,577
Deferred charges	24	197
Deposits and other	1,865	143

Total assets	$39,929	$34,578

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,216	$2,254
Accrued expenses	6,266	4,153
Deferred revenue	1,126	1,034
Income taxes payable	41	—
Current portion of long-term debt	1,460	3,405
Current portion of capitalized lease obligations	1,178	28

Total current liabilities	13,287	10,874

Long-term debt, less current portion	2,290	3,028
Accrued interest	479	—
Capitalized lease obligations, less current portion	437	—

Total liabilities	16,493	13,902

Shareholders’ equity:
Preferred stock, $0.10 par value; 40,000,000 shares authorized; 2,279,577 and 2,872,665 shares issued and outstanding	229	288
Common stock, $0.001 par value; 250,000,000 shares authorized; 26,302,722 and 23,542,219 shares issued and outstanding	26	23
Additional paid-in capital	71,029	68,766
Accumulated deficit	(47,812)	(48,365)
Treasury stock	(36)	(36)

Total shareholders’ equity	23,436	20,676

Total liabilities and shareholders’ equity	$39,929	$34,578

See Notes to Consolidated Financial Statements

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended March 31,
	2003	2002	2001
Revenues	$65,742	$33,196		$15,668
Cost of sales	17,264	5,837		—

Gross profit	48,478	27,359		15,668

Operating expenses:
Marketing and sales	25,149	6,638		9,906
Product development	11,500	5,986		3,827
General and administrative	10,759	8,091		4,145
Amortization of other intangible assets	1,141	508		3,521
Stock-based compensation	7	—		263
Impairment of goodwill and other intangible assets	130	—		14,474

Total operating expenses	48,686	21,223		36,136

Operating income (loss)	(208)	6,136		(20,468)
Non-operating income (expense):
Interest expense and other financing costs, net	(590)	(525)		(6,333)
Repurchase of stock options	(452)	—		—
Gain on extinguishment of debt	1,266	—		—
Other gains and (losses)	365	(231)		(321)

Income (loss) from continuing operations before income taxes	381	5,380		(27,122)
Income tax expense	(63)	—		—

Income (loss) from continuing operations	318	5,380		(27,122)
Discontinued operations:
Gain (loss) from discontinued operations	235	285		(13,917)

Net income (loss)	$553	$5,665		$(41,039)

Accretion of preferred stock liquidation preference	77	205		—

Income (loss) available to common shares	$476	$5,460		$(41,039)

Continuing operations earnings (loss) per common share	$0.01	$0.26		$(1.50)
Discontinued operations earnings (loss) per common share	0.01	0.01		(0.77)

Basic earnings (loss) per common share	$0.02	$0.27		$(2.27)

Diluted earnings (loss) per common share	$0.02	$0.21	$	NA

Basic weighted average common shares outstanding	24,474,156	21,040,374		18,094,670

Diluted weighted average shares outstanding	30,411,356	27,539,459		NA

See Notes to Consolidated Financial Statements

eUNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)

For the periods from April 1, 2000 through March 31, 2002
(In thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Treasury Stock	Paid-in Capital	Accumulated Deficit	Total
Balance at March 31, 2000	1,795,024	$180	17,630,422	$18	$—	$41,609	$(11,068)	$30,739
Conversion of preferred to common stock	(340,452)	(34)	481,068	1	—	558	—	525
Cost of offering stock conversion	—	—	—	—	—	(524)	—	(524)
Additional shares issued for acquisitions	—	—	326,960	—	—	1,343	—	1,343
Shares issued to employees as compensation expense	—	—	98,274	—	—	513	—	513
Less: deferred stock compensation cost	—	—	—	—	—	(139)	—	(139)
Shares issued in connection with services performed	—	—	161,127	—	—	361	—	361
Shares issued in connection with financing activities	—	—	100,000	—	—	263	—	263
Shares issued in connection with assets purchased	—	—	19,651	—	—	38	—	38
New shares to be issued to Isosceles	—	—	—	—	—	(213)	—	(213)
Cost of offering warrants issued to preferred shareholders	—	—	—	—	—	(180)	—	(180)
Reversal of re-priced employee options	—	—	—	—	—	(207)	—	(207)
Options issued to websites for right of first refusal	—	—	—	—	—	71	—	71
Warrants issued in connection with financing activities	—	—	—	—	—	5,769	—	5,769
Warrants issued in connection with services to be performed	—	—	—	—	—	830	—	830
Options issued in connection with services performed	—	—	—	—	—	292	—	292
Net loss for the year ended March 31, 2001	—	—	—	—	—	—	(41,039)	(41,039)

Balance at March 31, 2001	1,454,572	146	18,817,502	19	—	50,384	(52,107)	(1,558)
Additional shares issued in acquisitions	—	—	125,971	—	—	597	—	597
Shares issued to the employee of Funpageland.com as compensation expense	—	—	7,992	—	—	25	—	25
Shares issued to the employee of Send4Fun.com as compensation expense	—	—	17,000	—	—	44	—	44
Conversion of preferred to common stock	(504,984)	(50)	952,397	1	—	421	—	372
Cost of offering of stock conversion	—	—	—	—	—	(372)	—	(372)
Exercise of consultant options	—	—	66,980	—	—	—	—	—
Exercise of employee options	—	—	25,000	—	—	86	—	86
Exercise of warrants	—	—	128,223	—	—	—	—	—
Frank Westall shares cancelled in payment of note	—	—	—	—	(34)	—	—	(34)
Frank Westall shares reissued in connection with note	—	—	—	—	6	—	—	6
Ed Hilts shares cancelled in payment of note	—	—	—	—	(8)	—	—	(8)
New common stock issued for InfoBeat	—	—	3,058,461	3	—	9,937	—	9,940
New common stock issued for Sony warrant redemption	—	—	307,693	—	—	1,000	—	1,000
Cancellation of Sony warrants	—	—	—	—	—	(1,000)	—	(1,000)
New preferred stock issued in connection with the Sony transaction	1,923,077	192	—	—	—	4,808	—	5,000
Beneficial conversion of Sony preferred stock issued below market	—	—	—	—	—	1,923	(1,923)	—
New warrants issued to preferred shareholders in connection with Sony transaction	—	—	—	—	—	110	—	110
New warrants issued in connection with services to be performed	—	—	—	—	—	376	—	376
Options granted to consultant	—	—	—	—	—	85	—	85
New warrants issued to G. and R. Whitten	—	—	—	—	—	25	—	25
Big Network settlement	—	—	50,000	—	—	105	—	105
New shares to be issued to Isosceles	—	—	85,000	—	—	212	—	212
Take 2 settlement agreement	—	—	(100,000)	—	—	—	—	—
Net income for the year ended March 31, 2002	—	—	—	—	—	—	5,665	5,665

Balance as of March 31, 2002	2,872,665	$288	23,542,219	$23	$(36)	$68,766	$(48,365)	$20,676

See Notes to Consolidated Financial Statements

eUNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)

For the period from April 1, 2002 through March 31, 2003
(In thousands, except share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit
	Shares	Par Value	Shares	Par Value				Total
Balance as of March 31, 2002	2,872,665	$288	23,542,219	$23	$(36)	$68,766	$(48,365)	$20,676

Issuance of common stock upon exercise of stock options	—	—	698,827	1	—	1,692	—	1,693

Issuance of common stock upon employee stock purchase plan	—	—	4,903	—	—	63	—	63

Issuance of common stock upon redemption of warrants	—	—	1,129,822	1	—	—	—	1

Stock issued upon conversion of preferred stock	(593,088)	(59)	710,429	1	—	58	—	—

Stock issued upon conversion of a note	—	—	216,522	—	—	450	—	450

Net income for the year ended March 31, 2003	—	—	—	—	—	—	553	553

Balance as of March 31, 2003	2,279,577	$229	26,302,722	$26	$(36)	$71,029	$(47,812)	$23,436

See Notes to Consolidated Financial Statements

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended March 31,

	2003	2002	2001

Operating activities
Net income (loss)	$553	$5,665	$(41,039)
Adjustment to reconcile net income (loss) to net cash provided (used) by operations:
Depreciation	1,344	300	243
Amortization of intangible assets	1,141	508	3,521
Impairment of goodwill	130	—	14,474
(Income) loss from discontinued operations	(235)	—	9,871
Gain from extinguishment of debt	(1,266)	—	—
Allowance for doubtful accounts	953	424	461
Non-cash employee compensation	—	—	263
Loss on write-off of investment	—	20	321
Amortization of variable stock options issued to employees	—	—	(207)
Amortization of note payable discount	72	—	—
Stock and warrants granted to outside consultants and affiliates	620	517	397
Non-cash financing related costs	—	129	5,764
Changes in current assets	(4,546)	(3,453)	(80)
Changes in current liabilities	3,704	2,522	(1,976)
Changes in other	59	545	105

Net cash provided (used) by operating activities	2,529	7,177	(7,882)

Investing activities
Acquisition of ResponseBase LLC	(2,733)	—	—
Proceeds through sale of assets	—	—	1,000
Deposits and other	(1,470)	—	(257)
Purchases of fixed assets	(2,280)	(1,673)	(464)
Purchases of intangible assets	(911)	(1,502)	(114)

Net cash provided (used) by investing activities	(7,394)	(3,175)	165

Financing activities
Financing costs	207	—	—
Proceeds from sale and leaseback transactions	1,283	—	—
Repayment of capital leases	(882)	—	—
Repayment of advances from officer	—	34	—
Proceeds from short-term notes	—	—	5,326
Repayment of short-term notes	—	(3,039)	(1,614)
Proceeds from long-term notes	—	2,263	1,816
Repayment of long-term notes	(845)	(471)	—
Proceeds from issuance of preferred stock	—	5,000	—
Proceeds from exercise of stock options	1,757	—	85

Net cash provided by financing activities	1,520	3,787	5,613

Change in cash and cash equivalents	(3,345)	7,789	(2,104)
Cash and cash equivalents, beginning of period	8,008	219	2,323

Cash and cash equivalents, end of period	$4,663	$8,008	$219

Cash paid during the year for:
Interest	$430	$232	$220

Income taxes	$22	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES
Stock issued in connection with acquisitions	$—	$10,537	$1,718
Amortization in variable stock options issued to employees	—	—	(207)
Shares issued as settlement agreement	—	213	(213)
Shares returned to treasury in payment of amounts due from employees	—	(36)	—
Stock issued to employees	—	25	—
Fair value of warrants issued	—	—	6,600
Shares issued in connection with services performed	—	221	695
Shares issued in connection with assets purchased	—	—	38
Warrants issued in connection with services performed and to be performed	—	401	292
Warrants issued to preferred shareholders	—	110	—
Stock issued on conversion of note	450	—	—
Equipment acquired under capital lease	1,023	—	—
Reduction of purchase price of acquired asset and related liability	200	—	—

See Notes to Consolidated Financial Statements

eUNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND LINE OF BUSINESS

               eUniverse, Inc. (the “Company”) is a Delaware Corporation engaged in developing and operating a network of websites providing entertainment-oriented content and certain proprietary products and services. During the reporting period, the Company had two primary reporting segments: Media and Advertising and Products and Services. Prior to fiscal 2002, the Company engaged in sales of audio compact disks, videotapes (VHS), and digital video disks (DVD), over the Internet. This business line was discontinued in October 2000 and is presented as Discontinued Operations in these financial statements. The Company conducts operations from facilities located in Los Angeles, CA; Montclair, CA; New York, NY and Mount Vernon, WA.

               The financial statements presented herein include the accounts of eUniverse, Inc. and its subsidiaries. The Company’s active operating subsidiaries include Better Herbal Living, Interactive Properties, Relationship Marketing Services, LLC, Cases Ladder, Inc. and Responsebase, LLC. Additionally, the Company has 13 non-operating or inactive legal subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

2.  RESTATEMENT

               On May 6, 2003, the Company announced its intent to restate its previously reported quarterly financial results for the fiscal year ended March 31, 2003 because of accounting errors it had identified in the Company’s financial statements (the “Restatement”). As a result of the discovery of the accounting errors, management and the Audit Committee initiated an internal review of its accounting records and its accounting policies and procedures. In an effort to identify the extent of the accounting errors, and to identify any deficiencies in the Company’s system of internal controls that gave rise to the errors, management significantly expanded its accounting and finance staff and retained an outside accounting firm to assist in the process. In addition to the foregoing, the Company’s Board of Directors directed the Audit Committee of the Board to explore the facts and circumstances giving rise to the Restatement as well as to evaluate the Company’s accounting practices, policies and procedures (the “Audit Committee review”). During management’s and the Audit Committee reviews of the Company’s accounting records and procedures, and during the audit of the Company’s financial statements for the year ended March 31, 2003, a variety of deficiencies in the Company’s internal controls were identified. The Company believes such deficiencies were attributable to the following broad factors: insufficient supervision and oversight of the Company’s accounting systems and personnel; a poorly designed, non-integrated accounting system; the rapid growth in the Company’s business operations during the course of fiscal year 2003; difficulties in absorbing and integrating the acquisition of a sizable e-commerce company, ResponseBase, during the third and fourth quarters of fiscal year 2003; the loss of critical personnel; and, limited human resources in the Company’s accounting and financial reporting function with which to respond to the Company’s increased business scale and growing complexity. The resulting breakdowns in the control structure led to many of the accounting errors, which are quantified in unaudited Note 21 to these financial statements. Further information with respect to the nature of the restatement adjustments is presented in “Business-Recent Events-Restatement” and “Item 14-Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

3.   ACCOUNTING POLICIES

Accounting principles

               The financial statements and accompanying notes are prepared in accordance with Generally Accepted Accounting Principles, as applied in the United States of America.

Business combinations

               The Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations (SFAS 141), which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets of the business acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

               The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

               Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas in particular that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, the two primarily approaches used are the discounted cash flow method and market comparison method. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

Principles of consolidation

               The financial statements include the accounts of eUniverse, Inc. and its subsidiaries (“eUniverse”). Inter-company transactions and balances have been eliminated. Equity investments and investments in joint ventures in which eUniverse owns at least 20% of the voting securities are accounted for using the equity method, except for investments in which the Company is not able to exercise significant influence over the investee, in which case, the cost method of accounting is used. Investments in which the Company owns in excess of 50% are consolidated for financial reporting purposes.

Estimates and assumptions

               Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues, and expenses during the reported period. Examples of significant estimates used in preparing the accompanying financial statements include; potential impairment of goodwill and other intangibles, revenue recognition; the potential outcome of the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns; determining reserves for allowances in accounts receivable, inventories and sales returns. Actual results and outcomes may differ from these estimates and assumptions.

Other contingencies

        In the normal course of business, the Company maintains liabilities related to its estimations of payments due to third parties under music and intellectual property royalty agreements, estimations of discretionary bonuses to be paid to employees and estimations of payments due under revenue sharing arrangements with affiliates and partners. At the balance sheet date, the Company uses the best information available to determine a range of possible liabilities, the probability of paying such amounts and accrues its best estimate of the liabilities.

Revenue recognition

               Subscription revenues are recognized over the period that services are provided. Advertising, commerce content and other revenues are recognized as the services are performed or when the goods are delivered. Additionally, the Company derives revenue from the sale of non-refundable memberships and sponsorships that are recognized ratably. Deferred revenue consists primarily of prepaid commerce and advertising, and monthly and annual prepaid subscription revenues billed in advance.

               Media and Advertising. The Company recognizes revenue upon fulfillment and delivery of customer’s advertising. The Company generates advertising revenues based on 1) delivered quantities of advertising medium, 2) action by the recipient of the message (i.e. click-throughs or sign-ups), or 3) upon revenue generation by the Company’s customer. Revenues are recorded when delivery has occurred, the sales price is determinable and collection is probable.

               Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid, and an equivalent expense is recorded in cost of sales. During the years ended March 31, 2003, 2002 and 2001 the Company recorded $888,000, $645,000, and $499,000 as bartered advertising revenue, respectively.

               The Company has entered into advertising affiliate agreements under which advertising payments are guaranteed to the affiliates in return for obtaining the exclusive right by the Company to sell sponsorships on the affiliates’ websites. An affiliate is defined as a third-party advertising company, which uses available internet advertising inventory to market our products and services in exchange for a revenue share. Sponsorship is defined by these agreements as advertising such as banners, buttons and pop-up windows of third parties on the affiliates’ websites. In accordance with Emerging Issue Task Force No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenues derived from affiliates are reported gross of the payment to affiliates while payments from affiliates are reported on a net basis. The fees payable to the affiliates are expensed as a cost of advertising revenue in the period that such revenue is earned.

               Products and Services. Product revenue is generated from the sale of products such as laser and inkjet printer supplies, cameras, health and beauty products, pharmaceuticals and other assorted products. For these transactions, the Company recognizes revenue upon shipment of its products. Product revenue includes shipping and handling charges. Fulfillment for these products is handled internally, or outsourced to an independent third-party.

               Service revenue includes fees from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Service revenue also includes fees from the sale of nonrefundable dating credits, which are recognized at the time of use.

               Discontinued Operations - The Company recognized revenue upon shipment of its products. Revenue included shipping and handling charges. The Company also maintained a partner program whereby partners provided links on their websites that brought customers to the CD Universe website. Revenue generated from these linked websites was recognized upon shipment of the products. The partner received a commission of 5% to 15% of sales of the Company’s products that originated from the website, recognized as a selling expense concurrent with the sale.

Royalty Payments

               The Company had agreements to share revenue with individuals independent of the Company. The Company was required to pay royalties for the use of computer games based on a percentage of advertising revenue generated from the Company’s usage of the games on its websites. As the Company generated advertising revenue, a corresponding liability was accrued and was recorded as a cost of revenue. In addition, the Company pays royalties for music played from our content websites, and for sales of our fitness products (see Note 13 – “Accrued Expenses”).

Shipping and Handling

               The Company accounts for shipping and handling fees charged to customers as a component of sales revenue, and shipping and handling costs as a component of cost of sales. Amounts included in revenue and cost of sales were $3.2 million and $3 million for the year ended 2003. Shipping and handling costs for the fiscal years ended 2002 and 2001 were not significant.

Comparative periods

               Classifications within financial statements for periods prior to March 31, 2003, have been reclassified to conform to the current period presentation concerning the presentation of results from discontinued operations, and for certain reclassifications related to the current period balance sheet and statement of operations. These reclassifications had no material impact on the results of operations, earnings (loss) per share, or significant year-to-year comparisons.

Following is a recap of the reclassifications for the years ended March 31, (in thousands):

	2002			2001

	As Previously Reported	Reclassification	As Reclassified	As Previously Reported	Reclassification	As Reclassified

Cost of Sales	$6,921	$(1,084)	$5,837	$1,606	$(1,606)	$—
Operating Expenses:
Marketing and Sales	5,554	1,084	6,638	8,300	1,606	9,906
General and Administration	—	—	—	4,756	(611)	4,145
Amortization	—	—	—	2,910	611	3,521

Concentration of credit risk

               The Company holds its cash in what it believes to be credit-worthy financial institutions; however, cash balances may exceed FDIC insured levels at various times during the year. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company’s credit evaluation process. Typically, the Company has not required customers to provide collateral for such obligations.

Cash and cash equivalents

               The Company considers all highly-liquid investments with maturities of three months or less when acquired to be cash equivalents.

Restricted cash and deposits

              At March 31, 2003 the Company has $1.8 million of funds held by the bank as a reserve against any possible chargebacks/returns on credit card transactions related to customer disputes, that are not offset against the Company’s daily sales deposit activity. This amount is reflected as restricted cash. The Company has $1.5 million in certificates of deposit which collateralize certain operating and capital lease obligations. This amount is classified as a long-term deposit on the accompanying balance sheet.

Allowance for Doubtful Accounts

               The Company provides for doubtful accounts receivable by applying a 50% reserve for all accounts receivable outstanding over 60 days based upon historical experience, and a specific reserve is maintained for accounts with a high likelihood of becoming uncollectible. Bad debt expense was $953,000, $424,000, $461,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Inventory

               Inventory is stated at the lower of cost (determined using the first-in, first-out method) or market value. As of March 31, 2003, inventory consists of finished goods.

Deferred charges

               Deferred charges consist of the unamortized fair value of warrants or options issued principally in connection with the securing of financing and investor relations services. The deferred charges are amortized over service periods generally ranging from one to three years.

Property and equipment

               Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, or terms of the related capital lease agreements. Maintenance and repairs are charged to expense as incurred. Estimated useful lives are as follows:

Leasehold improvements	Life of the lease
Computer equipment	5 years
Telephone equipment	5 years
Computer software	5 years
Furniture, fixtures and other	10 years

Goodwill and Other Intangible assets

               Intangible assets consist of goodwill, websites, customer lists, and domain names. Costs incurred for internally generated intangible assets are expensed as incurred. Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141. - Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142. – Goodwill and Other Intangibles (SFAS 142). Websites, customer lists and certain domain names are being amortized on a straight-line basis over a period ranging from three to seven years. Indefinite lived intangibles are periodically assessed to determine the appropriateness of the indefinite lives. Effective April 1, 2002, the Company began amortizing certain intangibles that previously had been classified as having indefinite lives and therefore were not amortized (See Note 6).

               The Company periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether impairment may exist. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For intangible assets subject to amortization, to the extent the fair value of the intangible asset determined based upon the estimated future cash inflows on a discounted basis attributable to the asset, less estimated future cash outflows on a discounted basis, are less than the carrying amount, an impairment loss is recognized. The determination of impairment of goodwill and other intangible assets requires significant judgment and estimates.

               In fiscal year  2003, the Company analyzed goodwill for impairment at the Company level. As a result of the ongoing reorganization of the Company's reporting structure, the Company anticipates that, in the future, it will have sufficiently discrete financial information to conduct a goodwill impairment analysis at the reporting unit level. This change may affect the amounts recorded for goodwill impairment in future periods.

Long-lived assets

               Long-lived assets such as property and equipment and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount, or fair value less cost to sell. Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

Organization costs

               In accordance with American Institute of Certified Public Accountants’ Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities”, the Company expenses, as incurred, costs related to organizational and start-up activities.

Income taxes

               Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amounts of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Income taxes are further explained in Note 10.

Fair value of financial instruments

               The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of these instruments. Long term debt carrying values approximate fair value as the debt was negotiated at available market rates or interest imputed at available market rates for notes with unstated interest.

Comprehensive income

               There are no items of other comprehensive income (loss) for the years ended March 31, 2003, 2002, and 2001.

Stock-based compensation

               At March 31, 2003, the Company has a stock-based employee compensation plan, which is more fully described in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

               The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123”. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

              The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation for the years ended March 31, (In thousands, except per share data):

	2003	2002	2001
Net income (loss) applicable to common stockholders
As reported	$476	$5,460	$(41,039)
Less total stock-based employee compensation expense determined under fair value
based method for all awards, net of related tax effects	(4,092)	(3,781)	(4,518)

Pro forma net income (loss)	$(3,616)	$1,679	$(45,557)

Net income (loss) per share applicable to common stockholders
Basic – as reported	$0.02	$0.27		$(2.27)

Basic – pro forma	$(0.15)	$0.08		$(2.52)

Diluted – as reported	$0.02	$0.21	$	NA

Diluted – pro forma	$(0.15)	$0.06	$	NA

Advertising costs

              Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. The Company capitalized direct-response advertising of $179,000 in fiscal year 2003, related to its Body Dome infomercial.

Earnings per share

              Basic earnings per share is computed as net income less accretion of the Series A redeemable convertible preferred stock divided by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. As of March 31, 2003, securities convertible into 1,362,000 shares of common stock have been excluded from the computation of diluted earning per share because their effect is currently anti-dilutive.

4.  DISCONTINUED OPERATIONS

              In September 2000, the Company decided to discontinue the music and movie retail products segment of its business and the segment’s related e-commerce sites. This segment consisted of the sale of CD’s, DVD’s and videotapes, and computer games. The sale of the assets relating to this segment was consummated on October 10, 2000. The assets were sold to CLBL, Inc. a Connecticut corporation owned by a significant shareholder of the Company. The proceeds from the sale consisted solely of a note receivable from the purchaser in the amount of $1,000,000.

              The revenue from the discontinued operations for the twelve months ended March 31, 2001 was $4,382,634. Major assets disposed consist of the following approximate values (in thousands): Net goodwill, $9,576; net customer list, $167; net domain names, $108; net fixed assets, $610; merchandise inventory $350; and prepaid expenses of $65.

              As a result of this discontinuance, the consolidated financial statements of eUniverse, Inc. and the related notes to the consolidated financial statements and supplemental data have been restated to reflect the results of operations and assets of this segment as a discontinued operation in accordance with generally accepted accounting principles. The loss on disposal was approximately, $9.9 million. This loss provided for reserves necessary to write down assets disposed of to their estimated net realizable values.

5.  BUSINESS COMBINATIONS

              On August 29, 2002, the Company entered into a joint venture with VintaCOM Media Group Inc., an Alberta, Canada company to form Relationship Exchange Company, LLC (REC), a Nova Scotia, Canada Company for the purpose of expanding the Internet dating businesses of both parties. VintaCOM has agreed to license certain intellectual property and provide hosting and technical services to REC in exchange for a 51% share of REC. The Company received the remaining 49% of REC. Unanimous approval of both parties is required over corporate governance matters, and the Company has influence over all operating decisions affecting the joint venture. The Company will report its share of REC profits and losses and its investment in REC using the equity method of accounting. No significant monetary investment was made by the Company in the formation of REC, and no significant profits or losses have been reported to date.

              On September 3, 2002, the Company acquired certain assets of ResponseBase LLC for $3.3 million. ResponseBase is a Santa Monica, CA online marketing company that manages approximately 30 million permission-based e-mail records, and adds proven talent to the existing eUniverse team. Furthermore, ResponseBase will add incremental distribution and product development opportunities. Additional payments will be made on an earn-out basis subject to the achievement of certain performance goals for the two-year period October 2002-September 2004. Net profits generated by this business unit have resulted in an earn-out and bonus amounting to approximately $1.3 million as of March 31, 2003. Of the $1.3 million earn-out; approximately $638,000 has been paid as of March 31, 2003, the remaining approximate balance of $662 thousand has been accrued.

              On September 17, 2002, the Company entered into two joint ventures with Michael Casey Enterprises, LLC, a California company, to form Abdominal King, LLC, a Delaware company, and Yogabol, LLC, a Delaware company to distribute certain fitness products. The Company received a 51% interest and substantial control over corporate governance and daily operations in both Companies. In February 2003, eUniverse sold its interest in Abdominal King, LLC, inclusive of the infomercial and the remaining inventory, to Invention Channel for approximately $358,000 resulting in a gain on sale of approximately $108,000. In Yogabol, LLC, the Company made a cash investment, to cover marketing and product costs through March 31, 2003, of approximately $1 million. During the year ended March 31, 2003, Yogabol recorded losses of approximately $220,000. Since, the Company’s joint venture partner has made no substantial investment in the joint venture, the Company has absorbed the entire loss for financial reporting purposes.

Pro Forma Information

              The operations of the acquired entities have been included in the statements of operations from the dates of acquisition. Pro forma information as if the foregoing acquisitions had occurred at the beginning of the period presented is as follows (in thousands except per share data):

	Pro Forma Year Ending March 31, 2003	Pro Forma Year Ending March 31, 2002

Revenue	$69,176	$33,681
Net income	1,565	2,730
Income per weighted average common share	0.06	0.13
Income per diluted share	0.05	0.10

6.  AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

              The net carrying value of goodwill and other intangibles recorded through acquisitions was approximately $19,934,000 as of March 31, 2003 and $16,875,000 as of March 31, 2002. Effective April 1, 2001, the Company adopted SFAS 141 and SFAS 142. Upon adoption of these standards, the Company ceased amortization of goodwill which is being assessed periodically for impairment. Prior to adoption, goodwill was amortized on the straight-line basis over periods of five to ten years. The Company amortizes the fair value of other intangible assets over a period of three to seven years depending upon management’s estimate of the economic life of the specific intangible. In prior years, the Company maintained certain indefinite lived intangible assets which were not amortized for financial reporting purposes. Effective April 1, 2002, the Company reassessed the indefinite lived features of these intangible and has determined those intangibles to have finite lives. Accordingly, the Company has accounted for these intangibles prospectively as a change in accounting estimate and recorded a charge to operations of $210,000 related to such change.

              The Company has assessed the value of its goodwill and other intangibles as of March 31, 2003 and determined whether an impairment in value exists by comparing the carrying value in accordance with applicable accounting standards. Fair value was determined based upon discounted cash flows models, and verified for reasonableness through recent equity transactions, market value of the Company’s common stock, and through market comparison of similar companies. However, as a result of this review, in 2003 the intangibles related to Pokemon Village and Dustcloud were written-off with an impairment charge of $130,000, the pre-impairment carrying value as of March 31, 2001. At March 31, 2003, 2002, and 2001, the Company determined no other impairment of goodwill existed.

              Other Intangibles consist primarily of the cost of website domain names and customer lists acquired (in thousands):

	March 31,
	2003	2002
Customer lists	$2,243	$1,393
Domain names	1,700	1,500
Licence agreements	315	315
Websites	1,210	1,378
Other	766	640

	6,234	5,226
Less: accumulated amortization	(1,787)	(649)

Other intangibles, net	$4,447	$4,577

              The intangible assets categorized above, valued at the lesser of historical cost or current fair value based on management’s judgment, are being amortized on the straight-line basis over the period of three to seven years. Amortization expense for goodwill and intangible assets for the years ending March 31, 2003, 2002 and 2001 was approximately $1,141,000, $508,000 and $3,521,000 respectively.

Amortization expense for existing amortizable intangibles for future years ending March 31 is as follows (in thousands):

2004	$1,314
2005	1,217
2006	966
2007	483
2008	266
Thereafter	201

Total	$4,447

7.   PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following (in thousands):

	March 31,
	2003	2002
Furniture and fixtures	$75	$27
Computers and equipment	1,958	2,568
Equipment under capital lease	2,353	—
Leasehold improvements	9	—
Purchased software	620	262

	5,015	2,857
Less: accumulated depreciation	(1,786)	(564)

	$3,229	$2,293

Depreciation expense for the years ended March 31, 2003, 2002, and 2001 was $1,344,000, $300,000 and $243,000, respectively.

Equipment Under Capital Leases

             The following is a schedule of minimum payments under capitalized leases and the present value of future minimum rentals for future years ending March 31 (in thousands):

2004	$1,275
2005	435
2006	4
2007	4
2008	4

Total minimum lease payments	1,722
Less: Amounts representing interest	(107)

Present value of net minimum lease payments	1,615
Less: Current portion of obligations under capital leases	(1,178)

Long-term obligations under capital leases	$437

             Equipment with a cost basis of $2,353,000, is collateral for the obligations under capital leases. Depreciation on equipment under capital leases is provided for on a straight-line basis, as defined in Note 3 – “Accounting Policies,” or over the life of the related lease term. For equipment under capital leases, current year depreciation was approximately $842,000, and there is accumulated depreciation of $851,000. During the fiscal year 2003, the Company entered into several sale-leaseback transactions for computer equipment. Under the terms of the agreements, the Company, as lessee, is required to maintain the equipment and provide public liability insurance coverage in the minimum amount of $1 million. As additional security relating to the sale-leaseback of equipment from Transamerica Equipment Financial Services, the Company is required to maintain an irrevocable, standby letter of credit in the amount of 75% of the original leased equipment cost (75% of $1,100,000, or $825,000) for the first twelve months of the lease term, and in the amount of 37.5% of the original leased equipment cost (37.5% of $1,100,000, or $413,000) for the remaining twelve months of the lease term.

eUNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.  PREPAID EXPENSES

             Prepaid expenses consist of the short-term portion of the fair value of warrants or options issued or cash payments made in advance for marketing or other services to be rendered as follows (in thousands):

	March 31,
	2003	2002
Bank fees	$60	$—
Co-marketing agreement shares	—	327
eGames earnout advance	300	300
Marketing expenses	235	107
Investment banking expenses	—	23
Investor relations expenses	—	10
Licensing agreements	397	242
Insurance, advances & other	306	142
Inventory purchases	332	337
Rent	43	—

Total	$1,673	$1,488

9.  DEFERRED CHARGES

             Deferred charges consist of the short-term portion of the unamortized fair value of warrants or options issued principally in connection with the securing of financing and investor relations services. All such options and warrants have been valued using the Black-Scholes method option-pricing model (see also Note 15 - Warrants)(in thousands):

	March 31,
	2003	2002

Warrants granted for services	$128	$748
Less: Non-current portion	(24)	(197)

	$104	$551

10.  INCOME TAXES

         Discussion of the Company’s tax provision for fiscal year 2003 and the change in the deferred tax asset position is contained below.

         The component of the provision for income taxes for the years ended March 31 are as follows (in thousands):

	2003	2002	2001
Pre-tax income (loss)	$616	$5,665	$(41,039)

Provision for taxes:
Federal:
Current	$10	$—	$—
Deferred	—	—	—
State:
Current	—	—	—
Deferred	53	—	—

Provision for income taxes	$63	$—	$—

Effective Tax Rate	10.2%	—	—

         The Company’s fiscal year 2003 effective tax rate is computed as follows (in thousands):

	Amount	Percentage of pre-tax income
Federal Statutory Tax Rate	$209	34.0%
State Tax	36	5.8
Stock option compensation	(728)	(118.2)
Meals & entertainment	6	1.0
Valuation allowance	518	84.1
Other, principally AMT rate	22	3.5

Provision for Income Taxes	$63	10.2%

         As of March 31, 2003, federal and state net operating loss carry forwards amount to $19,589,000 and $5,888,000, respectively. Unused NOL’s expire between 2020 and 2021. Furthermore since the State of California has temporarily suspended usage of NOL carry forwards for the next two years, the Company will not be able to utilize state NOL carry forwards until fiscal year 2005. The Company has decided to maintain a full valuation allowance for Federal and state tax purposes against deferred tax assets, as realization will be beyond the 12-month time horizon the Company is using for valuation purposes. The Company will reassess this deferred tax asset and the need for reserves throughout the fiscal year 2004.

As of March 31, deferred tax assets and liabilities consist of the following (in thousands):

	2003	2002
Deferred tax assets, current
Accrued expenses and accounts receivable	$859	$—

Deferred tax assets (liabilities), non-current
Property, equipment and intangible assets	(2,230)	136
Stock compensation	—	287
Financing charges	2,456	2,290
Net operating loss carry forwards and other	9,564	5,887

	9,790	8,600

	10,649	8,600
Less: valuation allowance	(10,649)	(8,600)

Net deferred tax assets	$—	$—

11. SHORT-TERM NOTES PAYABLE

Notes payable consist of the following at March 31 (in thousands):

	2003	2002
Notes payable:
550 Digital Media Ventures - Affiliate (Sony)(1)	$—	$2,290
Deb’s Fun Pages	287	—
FunBug	—	80
Funny Greetings	505	394
FunPageLand	113
Saggi Capital (2)	—	450
SFX Entertainment, Inc. (3)	606	313

	1,511	3,527
Less: Discount on FunnyGreetings Note	(51)	(122)

	$1,460	$3,405

(1)	The New Technology Holdings note was restructured as part of the Sony financing. The amount of $2,290,000 is now a long-term liability to 550 Digital Media Ventures that comes due March 31, 2005.

(2)	On August 13, 2001, Saggi Capital purchased the $450,000 note from Videogame Partners. The note, which accrued interest at 8%, was converted to common stock on June 12, 2002.

(3)	The payment terms of this note have been extended until December 31, 2003 from August 26, 2002. The note is collateralized by 2,600,000 shares of the Company’s common stock. Principal and interest payments are quarterly over the life of the note with an effective interest rate of 9.7%.

eUNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.   LONG-TERM NOTES PAYABLE

         Long-term notes payable consist of the following at March 31 (in thousands):

	2003	2002
Long-term notes payable:
550 Digital Media Ventures - Affiliate (Sony)(1)	$2,290	$—
Deb’s Fun Pages (2)	—	287
FunBug	—	120
FunnyGreetings (3)	—	353
FunPageLand (2)	—	113
JustSayWow (4)	—	951
Send4Fun (4)	—	712
SFX Entertainment, Inc.	—	492

Total	$2,290	$3,028

(1)	The New Technology Holdings note was restructured as part of the Sony financing. The amount of $2,290,000 is now a long-term liability to 550 Digital Media Ventures that comes due March 31, 2005. The note is convertible to common or preferred stock subject to certain conditions and is collateralized by a blanket lien on the assets of the Company. The note accrues interest at the prime rate, as expressed by the Wall Street Journal (4.25% at March 31, 2003), plus 2%. Interest accrues, is not paid and represents the entire interest accrual of $479,000 at March 31, 2003. Subsequent to year-end, the holder sold a portion of this note. (See note 20)

(2)	As of March 1, 2001 the Company entered into settlements of amounts due pursuant to agreements and promissory notes with certain existing employees that, as listed above, had developed Web sites and related content for the Company. Current obligations were settled by entering into promissory notes having a term of 30 months, with the entire principal due on September 1, 2003. Interest accrues at 8% with payments of interest only payable at different dates over the lives of the various notes through September 2003. The note holders have the right at any time to convert the unpaid balance of the note into shares of unregistered, restricted common shares of the Company at $6 per share.

(3)	In July 2001, the Company amended its agreement with an employee for the purchase of Funnygreetings.com. Under the original agreement, the Company was obligated to pay $2 million for the assets of Funnygreetings.com; however, the amount was renegotiated and reduced by $800,000. Refer to Note 14—The Henderson legal proceedings.

(4)	Refer to Note 19 for discussion of gain on extinguishment of debt.

13.   ACCRUED EXPENSES

         Accrued expenses at March 31, consist of the following (in thousands):

	2003	2002
Professional services	$270	$757
Acquisition payments	93	398
Compensation	1,348	869
Credit card processing fees	195	—
Affiliate payments	791	212
Marketing	70	58
Interest	496	486
Partner fees	187	—
Royalties	661	487
Inventory	689	—
Sales tax	268	5
Sales returns	666	240
Settlement payable	391	—
Other	620	641

Total	$6,745	$4,153
Less: Non-current portion
Accrued interest on Sony note payable
	(479)	—

Total	$6,266	$4,153

14.   COMMITMENTS AND CONTINGENCIES

Leases

         The Company leases various facilities under non-cancelable operating lease agreements that expire within the next four years. Minimum lease payments under these non-cancelable operating leases for future years ending March 31 are as follows (in thousands):

2004	$1,174
2005	1,042
2006	714
2007	—
2008	—

Total	$2,930

         Rent expense from continuing operations for the years ending March 31, 2003, 2002 and 2001 was $913,000, $551,000, and $346,000, respectively.

Legal Proceedings

         As previously disclosed, on July 6, 2001, Adolph Komorsky Investments, Inc. (“AKI”), an Illinois corporation with its principal place of business in Tarrytown, New York, filed a complaint against the Company in the Supreme Court of the State of New York, County of Westchester. AKI alleged that the Company breached a consulting agreement with AKI by failing and refusing to pay AKI cash and warrant consideration called for under the agreement. On or about March 25, 2003, the Company and AKI entered into a Settlement Agreement pursuant to which (i) the Company agreed to pay AKI an undisclosed sum of cash, (ii) the parties released each other from all claims and liabilities arising out of the subject matter of the AKI litigation, and (iii) AKI agreed to dismiss the lawsuit with prejudice.

         As previously disclosed, on October 17, 2002, the Company filed a complaint in the Superior Court of Los Angeles, California, against Jody Henderson, the former owner and proprietor of the Company’s interactive entertainment website known as FunnyGreetings (the “California Action”). The Company is seeking an order from the Court declaring the validity and enforceability of, and the Company’s compliance with, an amendment to the acquisition agreement pursuant to which the Company purchased FunnyGreetings from Mr. Henderson in September of 2000. The terms of the amendment, which was executed by the parties in July of 2001, resulted in, among other things, an $800 thousand reduction in the minimum purchase price to be paid by the Company to Mr. Henderson for the FunnyGreetings business. The Company filed the lawsuit due to Mr. Henderson’s allegations that (i) the Company breached the purchase agreement by not accounting for all, and/or by undermining, sources of revenue from the Company’s operation of the FunnyGreetings website thereby adversely affecting amounts due to Mr. Henderson under the purchase agreement, and (ii) the amendment to the purchase agreement was the result of economic duress and is unenforceable. In January of 2003, the Company was served with a lawsuit filed by Mr. Henderson in the Circuit Court of Fayette County, Kentucky, which includes claims based on the above allegations (the “Kentucky Action”). On January 9, 2003, the Company removed the Kentucky Action to the United States District Court for the Eastern District of Kentucky. On August 21, 2003, the Company and Mr. Henderson entered into a settlement agreement pursuant to which the Company agreed to pay Mr. Henderson $365,000 of the remaining obligation, the parties released all claims against each other and agreed to dismiss the lawsuits with prejudice.

         On February 14, 2003, Symantec Corporation, a Delaware corporation with its principal place of business in Cupertino, California (“Symantec”), filed a complaint in the United States District Court for the Central District of California naming the Company, e-Commerce Transactions, LLC (“ECT,” a wholly owned subsidiary of the Company), and two of the Company’s executive officers as defendants (collectively the “eUniverse Defendants”). Symantec alleges claims of trademark and copyright infringement, and related state and common law claims, related to ECT’s marketing and sale of Norton Anti-virus software products. The eUniverse Defendants have filed an answer to Symantec’s complaint denying Symantec’s allegations and asserting various affirmative defenses. This matter is in the early stages of discovery with a trial date set for December 16, 2003. The Company believes that ECT’s sales of Norton software products did not infringe Symantec’s rights and that the claims and allegations of Symantec are without merit. The eUniverse Defendants intend to vigorously defend themselves in this matter. To the extent Symantec’s claims are meritorious, the Company believes it has claims for reimbursement and indemnity against the suppliers from whom ECT purchased the subject software.

         On May 13, 2003, SoftwareOnline.com, Inc., a Washington corporation with its principal place of business in King County, Washington (“SoftwareOnline”), filed a complaint against the Company in the United States District Court for the Western District of Washington at Seattle. The Company had previously entered into a nondisclosure agreement and letter of intent with SoftwareOnline in anticipation of a potential acquisition of SoftwareOnline by eUniverse. SoftwareOnline alleges, inter alia, breach of the nondisclosure agreement and misappropriation of trade secrets and trade dress related to the Company’s online marketing and sales of downloadable software. SoftwareOnline seeks injunctive relief, actual damages in an amount to be proven at trial, and punitive damages in the amount of $10 thousand. On June 27, 2003, the Company filed an answer denying SoftwareOnline’s allegations and asserting various defenses. The Company disputes SoftwareOnline’s claims and allegations, believes that they are without merit and intends to vigorously defend itself in this action.

         On January 31, 2003, Arcade Planet, Inc. (“Arcade Planet”), a California corporation, filed a patent infringement complaint against the Company in the United States District Court for the District of Nevada. The Complaint filed by Arcade Planet alleges that online skill-based gaming services offered by the Company on certain of its websites infringe a patent held by Arcade Planet and entitled the “918 Patent.” On April 9, 2003, the Company filed an answer denying Arcade Planet’s allegations and seeking declaratory judgment from the Court to the effect that (i) the Company has not and does not infringe the 918 Patent and (ii) the claims of the 918 Patent are invalid and unenforceable. On July 18, 2003, the court stayed this action until the United States Patent and Trademark Office reexamines a substantial new question of patentability affecting certain claims in question underlying the 918 Patent. The Company disputes Arcade Planet’s claims, believes that they are without merit, and will vigorously defend itself in this matter.

         On May 13, 2003, Bridgeport Laboratories, LLC d/b/a YourFreeVitamins.com (“Bridgeport”), a Florida limited liability company, filed a complaint against the Company in the Superior Court of Los Angeles, California. Bridgeport alleges that the Company owes unpaid amounts due under a marketing agreement of approximately $153 thousand, although plaintiff seeks compensatory damages of in excess of $600 thousand. On April 1, 2003 the Company filed a verified answer to Bridgeport’s complaint denying Bridgeport’s allegations and filed a cross-complaint for breach of the marketing agreement and is seeking damages of in excess of $500 thousand. The Company disputes Bridgeport’s claims, believes that they are without merit, and will vigorously defend itself and prosecute its cross-claims in this matter.

         As previously disclosed by the Company in its current report on Form 8-K filed June 20, 2003, since May 9, 2003, eight purported shareholder class action lawsuits, which are substantially similar, have been filed against the Company and several current and former officers and/or employees of the Company in the United States District Court for the Central District of California. In addition, three purported shareholder derivative actions, which are similar, have been filed against various current and former directors, officers, and/or employees of the Company, one of which was recently filed in the United States District Court for the Central District of California, and two of which were filed in the Superior Court of California for the County of Los Angeles. The Company expects that the purported shareholder class action lawsuits filed in the United States District Court for the Central District of California (collectively, the “Federal Court Cases)”, and any additional similar actions, will be consolidated into one action, and that the purported shareholder derivative actions filed in the Superior Court of California for the County of Los Angeles (collectively, the “State Court Actions”), and any additional similar actions filed in that Court, will similarly be coordinated before one judge. All of the lawsuits, which arise out of the Company’s previously disclosed Restatement, include varying allegations of, among other things, false and misleading statements regarding the Company’s business prospects and financial condition and performance, sales of Company stock by one officer and one former employee of the Company, and breach of fiduciary duty. The Company intends to vigorously defend itself in the Federal Court Cases and to address the State Court Actions as appropriate. Defending against existing and potential securities and class action litigation relating to the Restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If our defenses were ultimately unsuccessful, or if we were unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operations.

15.   EQUITY COMPENSATION PLANS

STOCK COMPENSATION

         For the year ended March 31, 2003, an expense of $7,000 for stock-based compensation has been recorded to reflect the 15% reduction in the stock price for shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”). For the year ended March 31, 2001, an expense of $263,000 for stock-based compensation has been recorded to reflect the value of additional shares to be issued related to the website performance of Funone.com, JustSayWow.com, funpageland.com and PokemonVillage.com.

              The Company's 2003, 2002, and 2001 fair value calculation for proforma purposes (see Note 3) was made using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Weighed average fair value of options granted	$2.82	$3.16	$2.34
Expected volatility	86%	87%-122%	71%-135%
Risk free interest rate	3.86%	5.75%	5.7%-6.4%
Expected lives	5 years	3 years	3 years
Dividend rate	—	—	—

PROFIT SHARING PLAN:

              During the years ended March 31, 2003 and 2002, the Company maintained an agreement with Equitable Life Assurance Society of the United States to provide its employees with a Profit Sharing (401K) Plan ("401k Plan"). The 401k Plan provides for matching contribution by the Company of 100% of the first 3% of gross salary contribution by the employees plus an additional 50% of the next 2%. For the years ended March 31, 2003 and 2002, the Company’s matching contribution expenses were approximately $144,000 and $111,000, respectively. All contributions to the Plan are 100% vested at all times.

STOCK OPTIONS:

              Under the Company’s 1999 Stock Award Plan ("Plan"), stock options may be granted to officers, directors, employees and consultants. An aggregate of 9,000,000 shares of common stock have been reserved for issuance under the Plan. Typically, options granted under the plan which generally vest ratably over 3 years with 1/3 vesting after the first 12 months and the remaining vesting in equal increments quarterly over the remaining two years. For the years ended March 31, 2003, 2002, and 2001 the plan’s activities were as follows (in thousands):

              The following is a summary of stock option activity for the years ended March 31 (in thousands, except per share data):

	2003		2002		2001
	Number of Options

Weighted Average Exercise Price

			Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Number of shares under stock options:
Outstanding at beginning of year	8,707	$3.16	6,694	$4.15	4,038	$5.39
Granted	570	4.06	3,525	2.28	5,354	3.17
Exercised	(699)	6.01	(108)	2.14	—	—
Forfeited	(51)	3.97	—	—	—	—
Cancelled	(925)	6.00	(1,404)	3.47	(2,698)	5.95

Outstanding at end of year	7,602	3.25	8,707	3.16	6,694	4.15

Available to grant at end of year	1,398		293		2,306

Exercisable at end of year	2,601		3,033		1,789

    The following table summarizes information about stock options outstanding at March 31, 2003:

	Options Outstanding		Options Exercisable
Price Range	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$5.10-7.00	1,510	$5.99	461	$6.73
3.03-5.00	336	4.00	17	3.30
2.00-3.00	5,756	2.48	2,123	2.36

	7,602		2,601

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

              Pursuant to FASB Interpretation No. 44, the Company accounts for any repriced options as a variable plan. Compensation is measured as the difference between the fair market value and the exercise price of the option at the reporting period, recognized in the financial statements over the service period.

WARRANTS:

              The Company has granted warrants to purchase common stock in connection with debt issuance and professional services. Stock purchase warrant activity is summarized as follows:

	Number of Shares	Exercise Price

Outstanding at March 31, 2000	1,026,677	$2.74 - 10.00
Granted
	2,575,813	$1.00 - 6.00
Exercised
	(80,000)	$6.00
Cancelled
	(422,344)	$4.75 - 6.00
Forfeited
	—

Outstanding at March 31, 2001	3,100,146	$1.00 - 7.00
Granted
	911,806	$1.00 - 2.50
Exercised
	—	—
Cancelled
	(1,932,051)	$1.00 - 7.00
Forfeited
	—	—

Outstanding at March 31, 2002	2,079,901	$1.00 - 4.50
Granted
	10,000	$5.10
Exercised
	(1,959,458)	$1.00 - 4.50
Cancelled
	—	—
Forfeited
	(3,199)	$2.00

Outstanding at March 31, 2003	127,244	$1.75 - $5.03

Warrants exercisable at 3-31-2003	127,244	$1.75 - $5.03

eUNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

              During the quarter ended December 31, 2001, in conjunction with the Sony investment, the Company cancelled 1,101,260 warrants originally issued to New Technology Holdings in September 2000 at exercise prices ranging from $4.50 to $6.00. Also, the Company issued warrants for 93,056 shares of the Company’s common stock at an exercise price of $1.75 to Preferred Series A shareholders. The warrants have been valued at $110,073 in the financial statements using the Black-Scholes option-pricing model with a risk free interest rate of 5.75%, a volatility of 100.1% with no expected dividend yield and a life of 24 months. The warrants became exercisable on January 9, 2003 and expire on January 9, 2005.

16.  PREFERRED STOCK

SERIES A

              On April 14, 1999 the Company sold 1,795,024 shares of its Series A 6% Convertible Preferred Stock in a private offering pursuant to Regulation D of the Securities Act of 1933 for the aggregate price of $6,462,086. Pursuant to the Second Amended and Restated Certificate of Designation of the Company’s Series A Preferred Stock filed on January 9, 2002, holders of the Company’s Series A Preferred Stock have the right to convert such stock into shares of the Company’s common stock at any time after July 9, 2002 at a one-to-one ratio.

              The shares of preferred stock have a liquidation preference of $3.60 per share, which increases at a rate of 6% per annum. Each share of preferred stock may be converted to common stock at a rate of one share of common stock for each $3.60 of liquidation preference. Due to the 6% accretion factor, each share of preferred stock may be converted into greater than one share of common stock. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, or other similar event.

              As of March 31, 2003, preferred shareholders had converted a total of 593,088 shares of preferred stock into 710,429 shares of common stock.

              The Company does not pay dividends on the preferred stock and the holders of such stock are not entitled to receive any dividends thereon. In the event of the liquidation or dissolution of the Company, the holders of the preferred stock will be entitled to receive the liquidation preference amount described above prior and in preference to any distribution to the holders of the common stock and any other class of stock which has been designated as junior in rank to the preferred stock.

              At any time after one year from the effective date of a registration statement registering the common stock issued or to be issued upon conversion of the preferred stock, if the closing bid price per share of the Company’s common stock is equal to or greater than $16.00, the Company, at its option, may either automatically convert the preferred stock to common stock or redeem the preferred stock for cash in an amount per share equal to $3.60 plus accretion thereon at a rate of 6% per year.

eUNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SERIES B

              On July 13, 2001, the Company entered into a Stock Purchase Agreement by which 550 Digital Media Ventures Inc. (DMV), an affiliate of Sony Broadband Entertainment Inc. agreed to invest $5 million in the Company in exchange for issuance by the Company of shares of Series B Preferred, at a purchase price of $2.60 per share. The investment by DMV simultaneously involved the acquisition of Infobeat by the Company from an affiliate of Sony Broadband Entertainment and the conversion of 1,101,260 warrants in exchange for 307,693 shares of Universe common stock valued at $1 million. Although the conversion price of the preferred stock was less than the current fair market value of the stock at the date of the transactions, the Company believes there was no beneficial conversion feature related to the preferred stock as the fair value of the warrants exchanged by DMV exceeded the fair value of the common stock to which the warrants were converted. The Company has disclosed the transaction and its potential dilution to current shareholders in the Consolidated Statement of Stockholder’s Equity as a reclassification from retained earnings to additional paid in capital.

              The holders of the Series B Preferred are entitled to participate pro rata in any dividends paid on the Company’s common stock on an as-if-converted basis. In addition, the holders of the Series B Preferred are entitled to receive noncumulative dividends in preference to any dividend on the Company’s common stock of $0.208 per annum, when, as and if declared by the Board. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred shall be entitled to liquidating distributions up to the aggregate original issue price of the Series B Preferred plus any accrued but unpaid dividends and then to participate pro rata with common shareholders on an as-converted basis following payment of the liquidation preference of the Series A Preferred holders. A merger, acquisition, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

              The Series B Preferred may be converted, at any time, into the Company’s common stock at the then applicable conversion rate at the election of the holders of at least a majority of the outstanding Series B Preferred. The initial conversion rate shall be 1:1, subject to a weighted average adjustment (based on all outstanding shares of the Company’s preferred stock and common stock) to reduce dilution in the event that the Company issues additional equity securities (other than the shares reserved as employee shares pursuant to any employee stock option plan) at a purchase price less than the applicable conversion price. The conversion price is also subject to proportional adjustment for stock splits, stock dividends, recapitalization and the like. The Company has the right to convert the Series B Preferred into shares of the Company’s common stock within 60 days of the public filing of its Form 10-Q or 10-K report, as applicable, evidencing the Company’s achievement of four consecutive post-closing quarters of operating profits equal to or greater than $750,000 for each applicable quarter.

              Each share of Series B Preferred has a number of votes equal to the number of shares of the Company’s common stock then issuable upon conversion of such share of Series B Preferred. Additionally, the holders of Series B Preferred are entitled to designate at least one and not more than three members of the Board, depending on the size of the Board. Certain material transactions by the Company shall require two-thirds consent of the Board, until such time as the Investor no longer owns at least 75% of its original Series B Preferred shares. The Company also granted preemptive rights to the Investor to participate in any private sales of equity by the Company on the same terms as offered to other investors.

              Further information has been previously disclosed in the definitive proxy dated September 27, 2001.

              Refer to Note 20 for subsequent event related to the Series B preferred stock.

17.  SEGMENT DISCLOSURES

              Based on the criteria established by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company currently operates in two principal business segments globally. The Company does not allocate any operating expenses other than direct cost of sales to its Products and Services segment, as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses is material in evaluating the segment’s performance.

eUNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

              Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

	Years Ended March 31,

	2003	2002	2001

Revenues:
Media and Advertising	$23,067	$21,859	$15,330
Products and Services	42,675	11,337	338

Total revenues	$65,742	$33,196	$15,668

Gross Profit:
Media and Advertising	$23,067	$21,298
Products and Services	25,411	6,061

Total gross profit	$48,478	$27,359

18.  MAJOR CONCENTRATIONS

              During the fiscal year ended March 31, 2003, no customers exceeded 3% of net sales or 10% of segment net sales. In the Media and Advertising segment, the top 10 customers for the year make up approximately 37% of net sales, and the two largest customers each represent 5% of net sales. In the Products and Services segment, none of the customers amount to a material portion of revenues.

              During the fiscal year ended March 31, 2002, no customers exceeded 8% of net sales or 11% of segment net sales. In the Media and Advertising segment, the top 10 customers for the year make up approximately 57% of net sales, and the five largest customers each represent more than 5% of net sales. In the Products and Services segment, none of the customers amount to a material portion of revenues.

             Within the Products and Services segment, the Company currently uses a single supplier and fulfillment provider for its entire inkjet cartridge inventory, creating a concentration of risk in the Company’s inkjet cartridge business. However, additional sources for inkjet cartridge supply have entered the market which the Company believes helps to mitigate this risk.

19.  RELATED PARTY TRANSACTIONS

              In prior years, the Company entered into several purchase transactions under which it acquired intellectual property from employees. Consideration paid in these acquisitions included cash, debt and stock with repurchase rights. Subsequently, the employees and the Company entered into a dispute over the use of the database of customer names acquired. During 2003, under a global settlement, the Company guaranteed a payment of $1.9 million for the settlement of the debt obligations through the exercise of the repurchase right on the stock issued in the acquisition. The Company arranged for third-party sales of the stock, paid $403,000 in cash to settle the matter and recorded a gain on extinguishments of debt in the amount of approximately $1,266,000.

              From time to time, the Company has entered into other purchase acquisitions with employees to acquire intangible assets. These transactions generally result in the issuance of debt and the existence of contingent payments. Refer to Notes 11 and 12.

              The Company has entered into marketing agreements with Sony and Sony’s related affiliates. See Note 16 for a discussion of the relationship with Sony. The value of the marketing agreement is not significant to the Company.

20.  SUBSEQUENT EVENTS

              In response to the Company’s restatement announcement on May 6, 2003, NASDAQ halted trading of the Company’s common stock and trading has remain halted through the date of this filing. On June 13, 2003, the Company received a NASDAQ Staff Determination stating that its common stock was subject to delisting from The NASDAQ SmallCap Market (the “SmallCap Market”) due to the NASDAQ Staff’s inability to assess the Company’s current financial position and the Company’s ability to sustain compliance with NASDAQ’s continued listing requirements. On July 2, 2003, the Company received notice of an additional listing deficiency from NASDAQ indicating that the Company was not in compliance with the filing requirement for continued listing due to the Company’s failure to timely file its Annual Report on Form 10-K. Subsequently, on August 15, 2003, the Company filed a Report on Form 12b-25 with the Securities and Exchange Commission as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. The Company currently anticipates it will file this Form 10-Q in September 2003. The Company has appealed the NASDAQ Staff’s determination to delist the Company’s securities to a Listing Qualifications Hearings Panel (the “Panel”). On July 31, 2003, in an oral hearing before the Panel, the Company presented its plan for providing current financial information to the market place and regaining compliance with NASDAQ filing requirements. The Panel has not yet made a determination on the Company’s appeal and there has been no indication from the NASDAQ Staff as to whether the halt in trading of the Company’s common stock will be lifted.

              On July 15, 2003, 550 DMV and VP Alpha Holdings IV, L.L.C. (“VP Alpha LLC”) entered into an option agreement relating to an option that may be exercised within the ensuing 60 days by VP Alpha LLC to purchase shares of common stock and shares of the Company’s Series B Convertible Preferred Stock, par value $0.10 per share (the “Series B Stock”), in each case from 550 DMV. The consideration paid for the Option was the assignment to VP Alpha LLC of $500,000 of existing debt of the Company to 550 DMV, the grantor of the Option. In conjunction with the transaction with DMV, VP Alpha LLC invested $2,000,000 into the Company in the form of a note payable, and signed a term sheet under which VP Alpha LLC may provide $10 million of financing in the form of preferred stock and a $20 million acquisition line-of-credit.

             On August 21, 2003, the Company and Mr. Henderson entered into a settlement agreement pursuant to which the Company agreed to pay Mr. Henderson $365,000 of the remaining obligation, the parties released all claims against each other and agreed to dismiss the lawsuits with prejudice. The Company will record a $140,000 gain on extinguishment of debt due to this settlement.

21.  QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

         The following table presents certain unaudited consolidated quarterly results of operations for the years ended March 31, 2003 and March 31, 2002. This information is unaudited but reflects all adjustments that are, in the opinion of the management, necessary for a fair presentation of the consolidated results of operations. These adjustments, consisting of normal recurring adjustments and accruals, were made on a basis consistent with the annual audited financial statements and generally accepted accounting principles. The unaudited consolidated quarterly data should be read in conjunction with audited financial statements and notes to such statements presented elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results for any future period. See “Business—Recent Events—Restatement” and “Item 14-Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, and Note 2 of Notes to Consolidated Financial Statements, above, for a description of the nature of the restatement adjustments.

eUniverse Inc.
Quarterly Results of Operations/Supplementary Financial Information
(In thousands, except share and per share data)
(Unaudited)

BALANCE SHEET DATA:

	June 30, 2002		September 30, 2002		December 31, 2002
	As reported	As restated	As reported	As restated	As reported	As restated
Total assets	$36,144	$34,873	$37,369	$35,816	$42,786	$39,337
Total liabilities	12,455	12,023	11,660	12,625	13,336	15,889
Total shareholders’ equity	23,689	22,850	25,709	23,191	29,450	23,448

STATEMENT OF OPERATIONS DATA:

	Three-Month Period Ended June 30, 2002		Three-Month Period Ended September 30, 2002		Six-Month Period Ended September 30, 2002
	As reported and reclassified	As restated	As reported and reclassified	As restated	As reported and reclassified	As restated
Revenues	$11,412	$10,782	$12,487	$10,988	$23,899	$21,770
Gross profit	8,812	8,618	10,271	9,351	19,083	17,969
Income (loss) from continuing operations	2,534	2,070	2,107	(175)	4,641	1,895
Net (loss) from discontinued operations	(41)	—	(105)	—	(146)	—
Net income (loss)	2,493	2,074	2,002	(177)	4,495	1,897
Weighted average common shares basic	23,609,260	23,609,260	24,261,229	24,261,229	23,912,971	23,912,971
Weighted average common shares diluted	32,199,797	32,199,797	28,210,251	28,210,251	28,240,154	28,240,154
Continuing operations earnings (loss) per common share	0.11	0.09	0.09	(0.01)	0.19	0.08
Discontinued operations earnings (loss) per common share	—	—	(0.01)	—	—	—
Basic earnings (loss) per common share	0.11	0.09	0.08	(0.01)	0.19	0.08
Diluted earnings (loss) per common share	0.08	0.06	0.07	(0.01)	0.16	0.07

	Three-Month Period Ended December 31, 2002		Nine-Month Period Ended December 31, 2002
	As reported and reclassified	As restated	As reported and reclassified	As restated	Three- Month Period Ended March 31, 2003	Total Year Ended March 31, 2003
Revenues	25,823	21,959	49,722	43,729	22,013	65,742
Gross profit	19,093	15,129	38,176	33,098	15,380	48,478
Income (loss) from continuing operations	3,264	(489)	7,905	1,406	(1,088)	318
Net income (loss) from discontinued operations	—	235	(146)	235	—	235
Net income (loss)	3,264	(250)	7,759	1,647	(1,094)	553
Weighted average common shares basic	24,600,496	24,600,496	24,142,979	24,142,979	25,480,154	24,474,156
Weighted average commom shares diluted	32,044,909	32,044,909	30,711,660	30,711,660	31,417,354	30,411,356
Continuing operations income (loss) per common share	0.13	(0.02)	0.33	0.06	(0.04)	0.01
Discontinued operations income (loss) per common share	—	0.01	(0.01)	0.01	—	0.01
Basic income (loss) per common share	0.13	(0.01)	0.32	0.07	(0.04)	0.02
Diluted income (loss) per common share	0.10	(0.01)	0.25	0.06	(0.03)	0.02

	Three-Month Period Ended June 30, 2001	Three-Month Period Ended September 30, 2001	Three-Month Period Ended December 31, 2001	Three-Month Period Ended March 31, 2002
Revenues	5,050	6,703	10,128	11,315
Gross profit	4,845	5,815	7,618	7,998
Income (loss) from continuing operations	395	923	1,903	2,159
Net (loss) from discontinued operations	—	(71)	106	250
Net income (loss)	395	852	2,009	2,409
Weighted average common shares basic	18,933,000	19,274,000	22,515,000	23,468,000
Weighted average common shares diluted	21,315,000	21,870,000	30,071,000	29,759,000
Continuing operations earnings (loss) per common share	0.02	0.05	0.08	0.09
Discontinued operations earnings (loss) per common share	—	—	—	0.01
Basic earnings (loss) per commonshare	0.02	0.04	0.09	0.10
Diluted earnings (loss) per common share	0.02	0.04	0.07	0.08

eUNIVERSE, INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (UNAUDITED) (In thousands)

Description	Balance at Beg of Period	Additions through Acquisitions	Additions Charged to Cost and Expenses		Deductions	Balance at end of period
Allowance for doubtful accounts (accounts receivable):

Year ended March 31, 2003	$452	$—	$ 953		$ (226)	$1,179
Year ended March 31, 2002	123	—	424		(95)	452
Year ended March 31, 2001	78	—	461		(416)	123

Reserve for obsolescence (inventory):

Year ended March 31, 2003	$ —	$—	$ 362		$ —	$ 362
Year ended March 31, 2002	—	—	—		—	—
Year ended March 31, 2001	—	—	—		—	—

Reserve for sales returns (accrued liabilities):

Year ended March 31, 2003	$240	$—	$6,093	*	$(5,667)	$ 666
Year ended March 31, 2002	—	—	—		—	—
Year ended March 31, 2001	—	—	—		—	—

(*) Charged to revenue

INDEX TO EXHIBITS

Exhibit Number		Exhibit Title/Description

2.01	—	Agreement and Plan of Merger by and between eUniverse, Inc., a Nevada corporation, and eUniverse, Inc., a Delaware corporation, dated October 31, 2002.(14)

3.01	—	Certificate of Incorporation of eUniverse, dated October 31, 2002.(14)

3.02	—	Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002.(14)

3.03	—	Certificate of Designation of Series B Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002.(14)

3.04	—	Bylaws of eUniverse, dated October 31, 2002.(14)

10.01	—	Stock Purchase Agreement by and between Palisades Capital, Inc. and Charles Beilman, dated as of October 1, 1998 (the “Stock Purchase Agreement”).(1)

10.02	—	Amendment to Stock Purchase Agreement, dated December 29, 1998.(1)

10.03	—	Amendment No. 2 to Stock Purchase Agreement, dated February 11, 1999.(1)

10.04	—	Amendment No. 3 to Stock Purchase Agreement, dated as of March, 1999.(1)

10.05	—	Amendment Number 4 to Stock Purchase Agreement, dated as of June 9, 1999.(1)

10.06	—	Agreement and Plan of Reorganization by and among Motorcycle Centers of America, Inc., Entertainment Universe, Inc. and the principal officers of Entertainment Universe, Inc., dated April 9, 1999.(1)

10.07	—	Entertainment Universe, Inc. Regulation D Subscription Agreement, dated as of April, 1999.(1)

10.08	—	Entertainment Universe, Inc. Registration Rights Agreement, dated as of April 1999.(1)

10.09	—	Assignment and Assumption Agreement by and between Entertainment Universe, Inc. and Motorcycle Centers of America, Inc., dated as of April 14, 1999.(1)

10.10	—	Stock Purchase Agreement by and among Motorcycle Centers of America, Inc. and the shareholders of Case’s Ladder, Inc., dated as of April 21, 1999.(1)

10.13	—	Letter agreement between Entertainment Universe, Inc. and E.P. Opportunity Fund, L.L.C. regarding appointment of a director of Entertainment Universe, Inc., dated April 6, 1999.(1)

10.14	—	Agreement and Plan of Reorganization by and among eUniverse, Inc., Gamer’s Alliance, Inc., and Larry N. Pevnick and Robin T. Pevnick, Ten Ent., and Stan Goldenberg and Andrea R. Goldenberg, Ten Ent., dated as of the 1st day of July, 1999.(5)

10.14.1	—	Second Amendment to Agreement and Plan of Reorganization by and among eUniverse, Inc., Gamer’s Alliance, Inc., and Larry N. Pevnick and Robin T. Pevnick, Ten Ent., and Stan Goldenberg and Andrea R. Goldenberg, Ten Ent., dated as of the 12th day of November, 1999.(1)

10.15	—	Engagement Letter by and among Gerard Klauer Mattison & Co., Inc. by Entertainment Universe, Inc. and Brad Greenspan, dated February 24, 1999.(5)

10.16	—	Indemnification Agreement by Entertainment Universe, Inc. and Brad Greenspan in favor of Gerard Klauer Mattison & Co., Inc., dated February 24, 1999.(5)

10.17	—	eUniverse, Inc. 1999 Stock Awards Plan.(5)

10.18	—	eUniverse, Inc. Common Stock Purchase Warrant to Gerard Klauer Mattison & Co., Inc., dated April 14, 1999.(1)

10.19	—	Asset Purchase Agreement by and between eUniverse, Inc. and Scott Smith d/b/a Pokemonvillage.com and Quake City Gaming Network, dated as of February 1, 2000.(2)

10.20	—	Letter Agreement by and between eUniverse, Inc. and Christian Walter d/b/a Justsaywow.com dated February 20, 2000.(3)

10.21	—	Agreement by and between eUniverse, Inc. and Take-Two Interactive Software, Inc., dated as of March 16, 2000, providing for account marketing services.(4)

10.22	—	Agreement by and between eUniverse, Inc. and Take-Two Interactive Software, Inc., dated as of March 16, 2000, providing for programming services.(4)

10.23	—	Letter agreement by and among eUniverse, Inc. and Erik MacKinnon and Dan Barnes d/b/a Dustcloud Media, dated March 29, 2000.(5)

10.24	—	Asset Purchase Agreement by and between CD Universe, Inc. and CLBL, Inc., dated as of October 3, 2000.(6)

10.25	—	Letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc. and Charles Beilman, dated October 30, 2000.(7)

10.25.01	—	First Amendment to letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc. and Charles Beilman, dated November 6, 2000.(7)

10.26	—	Side letter agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc. and Brad D. Greenspan (with respect to Sections 2 and 4 only), dated October 30, 2000.(7)

10.26.01	—	First Amendment to Side Letter Agreement by and among eUniverse, Inc., Take-Two Interactive Software, Inc. and Brad D. Greenspan, dated November 6, 2000.(7)

10.27	—	Stock Purchase Agreement by and between eUniverse, Inc. and 550 Digital Media Ventures, Inc., dated as of July 13, 2001.(9)

10.28	—	Share Purchase Agreement by and among eUniverse, Inc., Indimi, L.L.C., Indimi, Inc., 550 Digital Media Ventures, Inc. and Sony Music Entertainment, Inc., dated as of July 13, 2000.(9)

10.29	—	Registration Rights Agreement by and between eUniverse, Inc. and 550 Digital Media Ventures Inc., dated as of October 23, 2001.(10)

10.30	—	Letter agreement by and between eUniverse, Inc. and 550 Digital Media Ventures Inc., dated as of October 23, 2001, regarding amendment of that certain Secured Note and Warrant Purchase Agreement dated September 6, 2000.(10)

10.31	—	eUniverse, Inc. Common Stock Purchase Warrant issued to Nicholas Agriogianis, dated April 4, 2001.(11)

10.32	—	eUniverse, Inc. Common Stock Purchase Warrant issued to Marci Zaroff, dated April 4, 2001.(11)

10.33	—	eUniverse, Inc. Common Stock Purchase Warrant issued to Saggi Capital Corp., dated September 25, 2001.(11)

10.34	—	eUniverse, Inc. Common Stock Purchase Warrant issued to Bridge Ventures, Inc., dated September 25, 2001.(11)

10.35	—	eUniverse, Inc. Common Stock Purchase Warrant issued to Nicholas Agriogianis, dated September 25, 2001.(11)

10.36	—	eUniverse, Inc. Common Stock Purchase Warrant issued to Marci Zaroff, dated September 25, 2001.(11)

10.37	—	Form of Warrant issued to certain eUniverse, Inc. Series A Preferred Stockholders as of October 22, 2001.(12)

10.38	—	eUniverse, Inc. Common Stock Purchase Warrant issued to Eisenberg Partners LLC, dated April 30, 2002.(13)

10.39	—	eUniverse, Inc. 2002 Employee Stock Purchase Plan.(15)

10.40	—	Asset Purchase Agreement, by and among ResponseBase, LLC, Internet Products Group, LLC, TTMM, L.P., Robert G. Rosen, Christopher DeWolfe, Tom Anderson, Pamela Schwilk, Mazen Araabi, Joshua Berman and Aber Whitcomb, dated September 4, 2002.*

10.41	—	Security Agreement, by and between eUniverse, Inc. and New Technology Holdings Inc. (predecessor in interest to 550 Digital Media Ventures, Inc.), dated September 6, 2001.*

10.42	—	Second Amended and Restated Secured Convertible Promissory Note dated July 15, 2003, in the principal amount of $1,789,764.*

10.43	—	Second Amended and Restated Secured Convertible Promissory Note dated July 15, 2003, in the principal amount of $500,000.*

10.44	—	Term Sheet #1, by and among eUniverse, Inc., 550 Digital Media Ventures, Inc. and VP Alpha Holdings IV, L.L.C., dated July 1, 2003.*

10.45	—	Term Sheet #2, by and between eUniverse, Inc. and VP Alpha Holdings IV, L.L.C., dated July 1, 2003.*

10.46	—	Secured Note Purchase Agreement, by and between eUniverse, Inc. and

VP Alpha Holdings IV, L.L.C., dated July 15, 2003.*

10.47	—	Form of eUniverse, Inc. Series B Preferred Stock Purchase Warrant to be issued to VP Alpha Holdings IV, L.L.C.*

10.48	—	Option Agreement, by and among eUniverse, Inc., 550 Digital Media Ventures, Inc. and VP Alpha Holdings IV, L.L.C., dated July 15, 2003.*

10.49	—	Security Agreement, by and between eUniverse, Inc. and VP Alpha Holdings IV, L.L.C., dated July 15, 2003.*

10.50	—	Bonus Repayment Agreement, by and between eUniverse, Inc. and Brad D. Greenspan, dated August 21, 2003.*

10.51	—	Bonus Repayment Agreement, by and between eUniverse, Inc. and Brett C. Brewer, dated August 21, 2003.*

10.52	—	Bonus Repayment Agreement, by and between eUniverse, Inc. and Chris Lipp, dated August 21, 2003.*

16.01	—	Letter regarding Change in Certifying Accountant.(16)

21.01	—	Subsidiaries of eUniverse, Inc.*

23.01	—	Consent of Merdinger, Fruchter, Rosen & Corso, PC.*

23.02	—	Consent of Moss Adams LLP.*

31.1	—	Certification of the Chief Executive Officer and the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	—	Certification of the Chief Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference to eUniverse’s Form 10 filed on June 15, 1999 (Registration File No. 0-26355).

(2)	Incorporated by reference to eUniverse’s Form 10-Q filed on February 14, 2000.

(3)	Incorporated by reference to eUniverse’s Form 8-K filed on March 13, 2000.

(4)	Incorporated by reference to eUniverse’s Form S-1 filed on March 23, 2000 (Registration File No. 333-33084).

(5)	Incorporated by reference to eUniverse’s Form 8-K filed on June 28, 2000.

(6)	Incorporated by reference to eUniverse’s Form 8-K filed on October 24, 2000.

(7)	Incorporated by reference to eUniverse’s Form 10-Q filed on November 14, 2000.

(8)	Incorporated by reference to eUniverse’s Form S-3 filed on December 8, 2000.

(9)	Incorporated by reference to eUniverse’s Form 10-K filed on July 16, 2001.

(10)	Incorporated by reference to eUniverse’s Form 8-K filed on November 7, 2001.

(11)	Incorporated by reference to eUniverse’s Form 10-Q filed on November 14, 2001.

(12)	Incorporated by reference to eUniverse’s Form 10-Q filed on February 14, 2002.

(13)	Incorporated by reference to eUniverse’s Form 10-Q filed on August 14, 2002.

(14)	Incorporated by reference to eUniverse’s Form 8-K filed on January 9, 2003.

(15)	Incorporated by reference to eUniverse’s Proxy Statement on Schedule 14A filed on October 10, 2002.

(16)	Incorporated by reference to eUniverse’s Form 8-K filed on May 5, 2003.