Form 10-Q
period 2003-06-30
EUNIVERSE INC
filed 2003-10-07
CIK 1088244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 000-26355

eUniverse, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1556248
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6060 Center Drive, Suite 300, Los Angeles, CA 90045

(310) 215-1001

(Address and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 29, 2003, there were 26,562,000 shares of the Registrant’s common stock, par value $0.001 outstanding.

eUNIVERSE, INC.

FORM 10-Q

For the Three Months Ended June 30, 2003

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Information

eUNIVERSE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data - unaudited)

	June 30, 2003	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$2,101	$4,663
Restricted cash	2,120	1,842
Accounts receivable, net	4,426	4,985
Inventories, net	1,881	1,610
Prepaid expenses and other assets	1,746	1,777

Total current assets	12,274	14,877
Property and equipment, net	2,959	3,229
Goodwill	15,487	15,487
Other intangible assets, net	4,119	4,447
Deposits and other assets	1,037	1,889

Total assets	$35,876	$39,929

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,560	$5,293
Accrued expenses	3,360	4,230
Deferred revenue	702	1,126
Current portion of debt obligations	1,460	1,460
Current portion of capitalized lease obligations	1,197	1,178

Total current liabilities	12,279	13,287
Debt obligations, less current portion	2,290	2,290
Capitalized lease obligations, less current portion	247	437
Accrued interest	515	479

Total liabilities	15,331	16,493

Stockholders’ equity:
Preferred stock, $0.10 par value; 40,000 shares authorized 2,236 and 2,280 shares issued and outstanding, respectively	224	229
Common stock, $0.001 par value; 250,000 shares authorized; 26,562 and 26,303 shares issued, respectively	27	26
Additional paid-in capital	71,190	71,029
Accumulated deficit	(50,860)	(47,812)
Treasury stock; 32 shares in treasury	(36)	(36)

Total stockholders’ equity	20,545	23,436

Total liabilities and stockholders’ equity	$35,876	$39,929

See Notes to Consolidated Financial Statements

eUNIVERSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data - unaudited)

	Three Months Ended June 30,
	2003	2002 - Restated
Revenues	$15,836	$10,782
Cost of revenues	5,138	2,164

Gross profit	10,698	8,618

Operating expenses:
Marketing and sales	6,623	2,798
Product development	1,721	2,069
General and administrative	4,989	2,175
Amortization of other intangible assets	328	214

Total operating expenses	13,661	7,256

Operating income (loss)	(2,963)	1,362
Interest expense, net	(85)	(109)
Cancellation of stock options	—	(452)
Gain on debt extinguished	—	1,269

Income (loss) before income taxes	(3,048)	2,070
Income taxes	—	4

Net income (loss)	(3,048)	2,074
Preferred stock liquidation preference	17	42

Income (loss) to common stockholders	$(3,065)	$2,032

Basic income (loss) per common share	$(0.12)	$0.09

Diluted income (loss) per common share	$(0.12)	$0.06

Basic weighted average common shares	26,505	23,609

Diluted weighted average common shares	26,505	32,200

See Notes to Consolidated Financial Statements

eUNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands - unaudited)

	Three Months Ended June 30.
	2003	2002 - Restated
Operating activities:
Net income (loss)	$(3,048)	$2,074
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	420	126
Amortization of other intangible assets	328	214
Gain on debt extinguished	—	(1,269)
Other non-cash charges	36	165
Allowance for doubtful accounts	528	149
Changes in other current assets	96	170
Changes in current liabilities	(991)	(1,274)
Other	—	(55)

Net cash provided by (used in) operating activities	(2,631)	300

Investing activities:
Purchases of fixed assets	(44)	(270)
Deposits and other	262	(1,853)

Net cash provided by (used in) investing activities	218	(2,123)

Financing activities:
Proceeds from capital leases obligations	—	1,183
Repayment of capital lease obligations	(306)	(123)
Repayment of debt obligations	—	(516)
Proceeds from issuance of stock	157	99

Net cash provided by (used in) financing activities	(149)	643

Change in cash and cash equivalents	(2,562)	(1,180)
Cash and cash equivalents, beginning of period	4,663	8,008

Cash and cash equivalents, end of period	$2,101	$6,828

Supplemental Cash Flow Information:
Cash paid for interest	$37	$38
Cash paid for income taxes	95	—
Equipment acquired under capital leases	106	1,276

See Notes to Consolidated Financial Statements

eUNIVERSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. The Company and Basis of Presentation

eUniverse, Inc. (the “Company”, “we” or “our”) is a Delaware Corporation, engaged in developing and operating a network of websites providing entertainment-oriented content and proprietary products and services. The Company conducts operations from facilities located in Los Angeles, CA; Montclair, CA; New York, NY and Mount Vernon, WA. These financial statements include the accounts of eUniverse, Inc. and subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three months ended June 30, 2003 (“first quarter of fiscal year 2004”) are not necessarily indicative of the results that may be expected for the year ended March 31, 2004 (“fiscal year 2004”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K the Year Ended March 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2. Accounting Restatement

On August 22, 2003, the Company restated its previously reported quarterly financial results for the first three quarters of the year ended March 31, 2003 (“fiscal year 2003”) because of accounting errors it had previously identified in the Company’s financial statements. As a result of the discovery of the accounting errors, management and the Audit Committee initiated an internal review of its accounting records and its accounting policies and procedures. In an effort to identify the extent of the accounting errors, and to identify any deficiencies in the Company’s system of internal controls that gave rise to the errors, management significantly expanded its accounting and finance staff and retained an outside accounting firm to assist in the process. The Company’s Board of Directors also directed the Audit Committee to explore the facts and circumstances giving rise to the restatement as well as to evaluate the Company’s accounting practices, policies and procedures. During management’s and the Audit Committee reviews of the Company’s accounting records and procedures, and during the audit of the Company’s financial statements for fiscal year 2003, a variety of deficiencies in internal controls were identified. We believe such deficiencies were attributable to the following broad factors: insufficient supervision and oversight of the Company’s accounting systems and personnel; a poorly designed, non-integrated accounting system; the rapid growth in the our business operations during fiscal year 2003; difficulties in absorbing and integrating the acquisition of a sizable e-commerce company, ResponseBase, during the third and fourth quarters of fiscal year 2003; the loss of critical personnel; and, limited human resources in the accounting and financial reporting function. Further information about the nature of the restatement adjustments is presented in “Business-Recent Events-Restatement” and “Item 14-Controls and Procedures” in the Company’s Annual Report on Form 10-K for the Year Ended March 31, 2003.

In response to the Company’s restatement announcement on May 6, 2003, NASDAQ halted trading of the Company’s common stock. On June 13, 2003, the Company received a NASDAQ Staff Determination stating that its common stock was subject to delisting from The NASDAQ SmallCap Market due to the NASDAQ Staff’s inability to assess the Company’s current financial position and the Company’s ability to sustain compliance with NASDAQ’s continued listing requirements. On July 2, 2003, the Company received notice of an additional listing deficiency from NASDAQ indicating that the Company was not in compliance with the filing requirement for continued listing due to the Company’s failure to timely file its Annual Report on Form 10-K for the Year Ended March 31, 2003. The Company filed its Annual Report on Form 10-K for the Year Ended March 31, 2003 on August 22, 2003. The Company appealed the NASDAQ Staff’s determination to delist the Company’s securities to a Listing Qualifications Hearings Panel (the “Panel”). On July 31, 2003, the Company presented to the Panel its plan for providing current financial information to the market place and regaining compliance with Securities and Exchange Commission and NASDAQ reporting requirements. The Panel decided to delist the Company’s securities from The NASDAQ SmallCap Market on September 2, 2003. The Company’s common stock has been trading on what is commonly called the “pink sheets” since September 2, 2003. The Company has appealed the Panel’s decision and is seeking reinstatement on The NASDAQ SmallCap Market.

The following is a summary of the effect of the restatement on the first quarter of fiscal year 2003 (in thousands, except per share data):

	As Reported	As Restated
Revenues	$11,412	$10,782
Cost of revenues	2,984	2,164

Gross profit	8,428	8,618
Operating expenses	6,540	7,256
Non-operating income	649	708
Income taxes	—	4

Income from continuing operations	2,537	2,074
Loss from discontinued operations	(44)	—

Net income	$2,493	$2,074

Continuing operations income per common share	$0.11	$0.09
Discontinued operations loss per common share	—	—

Basic income per common share	$0.11	$0.09

Diluted income per common share	$0.08	$0.06

Basic weighted average common shares	23,609	23,609

Diluted weighted average common shares	32,200	32,200

Note 3. Accounting Policies

Estimates and assumptions

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues, and expenses during the reported period. Examples of significant estimates used in preparing the accompanying financial statements include goodwill and other intangible assets impairment, revenue recognition and reserves for accounts receivable, inventories, sales returns and deferred tax assets. Actual results and outcomes may differ from these estimates and assumptions.

Restricted cash and deposits

The Company had $1,537,000 of funds held by banks as reserves against possible charge backs and returns on credit card transactions at June 30, 2003 and $1,842,000 at March 31, 2003. These amounts are classified as restricted cash. The Company also had $1,212,000 in certificates of deposit at June 30, 2003 and $1,447,000 at March 31, 2003 which collateralize operating and capital lease obligations. At June 30, 2003, $583,000 of certificates of deposit are classified as restricted cash and the remaining balances at June 30, 2003 and March 31, 2003 are classified as long-term deposits.

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts receivable by applying a reserve for accounts receivable outstanding over 60 days based upon historical experience, and a specific reserve for accounts with a high likelihood of becoming uncollectible. Bad debt expense was $528,000 for the first quarter of fiscal year 2004 and $149,000 for the first quarter of fiscal year 2003. The allowance for doubtful accounts was $591,000 at June 30, 2003 and $1,179,000 at March 31, 2003.

Revenue recognition

Subscription and non-refundable membership revenues are recognized ratably over the period that services are provided. Advertising, commerce content and other revenues are recognized as the services are performed or when the goods are delivered. Service revenue also includes fees from the sale of nonrefundable dating credits, which are recognized at the time of use Deferred revenue consists primarily of prepaid commerce and advertising, and monthly and annual prepaid subscription revenues billed in advance.

The Company recognizes revenue upon fulfillment and delivery of customers’ advertising. The Company generates advertising revenues based on delivered quantities of advertising, action by the recipient of the advertising message, or upon revenue generation by the Company’s customer. Revenues are recorded when delivery has occurred, the sales price is determinable and collection is probable.

Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given, with the difference recorded as an advance or prepaid expense. The advertising expense is recorded in cost of revenues. During the first quarter of fiscal year 2004, the Company recorded no bartered advertising revenue. During the first quarter of fiscal year 2003, the Company recorded $488,000 of bartered advertising revenue.

The Company has entered into advertising affiliate agreements under which advertising payments are guaranteed to the affiliates in return for the Company’s right to sell sponsorships on the affiliates’ websites. An affiliate is a third-party advertising company which uses available internet advertising inventory to market our products and services in exchange for a revenue share. Sponsorship is defined by these agreements as advertising such as banners, buttons and pop-up windows of third parties on the affiliates’ websites. In accordance with Emerging Issue Task Force Issue 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenues derived from affiliates are reported gross of the payment to affiliates while payments from affiliates are reported on a net basis. The fees payable to the affiliates are expensed as a cost of advertising revenue in the period that such revenue is earned.

Product revenue is generated from the sale of products such as laser and inkjet printer supplies, cameras, health and beauty products, diet products and other assorted products. For these transactions, the Company recognizes revenue upon shipment of the products. Product revenue includes shipping and handling charges. Fulfillment for these products is handled internally or outsourced to independent third-parties.

Shipping and handling fees charged to customers are included in revenue, and shipping and handling costs are included in cost of revenues. Amounts included in revenues and cost of revenues were $1,019,000 and $762,000, respectively for the first quarter of fiscal year 2004, and were $343,000 and $170,000, respectively for the first quarter of fiscal year 2003.

Accrued expenses

Included in accrued expenses are $971,000 of accrued compensation at June 30, 2003 and $1,255,000 at March 31, 2003.

Stock-based compensation

The Company has a stock option plan and we account for this plan under the recognition and measurement principles of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price of the option.

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The following table illustrates the effect on net income (loss) and income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,
	2003	2002
Income (loss) to common stockholders
As reported	$(3,065)	$2,032
Less: stock-based compensation expense determined under fair value based method	(904)	(1,023)

Pro forma income (loss) to common stockholders	$(3,969)	$1,009

Income (loss) per share to common stockholders
Basic – as reported	$(0.12)	$0.09

Basic – pro forma	$(0.15)	$0.04

Diluted – as reported	$(0.12)	$0.06

Diluted – pro forma	$(0.15)	$0.03

The fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with assuming 86% - 134% expected volatility, 3.9% - 5.7% risk free interest rates, 5 year expected lives and no dividend yield for both periods.

Income per share

Basic income per share is computed as net income (loss) less accretion of the Series A preferred stock liquidation preference divided by the weighted average number of outstanding common shares during the period. Diluted income per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted income per share does not assume the conversion or exercise of securities that would have an anti-dilutive effect. For the first quarter of fiscal year 2004, 5,430,000 of stock options and 108,000 of stock purchase warrants were excluded from the computation of diluted income per share because their effect is anti-dilutive. For the first quarter of fiscal year 2003, 1,467,000 of stock options were excluded from the computation of diluted income per share because their effect was anti-dilutive.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of this statement will be applied prospectively. This statement amends SFAS 133 for decisions made in the derivatives project implementation process, in connection with other FASB projects dealing with financial instruments, and in connection with implementation issues related to the definition of a derivative. We do not believe the adoption of SFAS 149 will have material impact on the financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires that certain financial instruments which had previously been classified as equity be classified as liabilities. We have no outstanding securities that meet the criteria of SFAS No. 150 and, therefore, this statement will not have any impact on our financial statements.

Note 4. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2003	March 31, 2003
Furniture and fixtures	$75	$75
Computers and equipment	1,940	1,958
Equipment under capital leases	2,474	2,353
Leasehold improvements	9	9
Purchased software	667	620

	5,165	5,015
Less: accumulated depreciation and amortization	(2,206)	(1,786)

	$2,959	$3,229

Depreciation and amortization expense was $420,000 for the first quarter of fiscal year 2004 and $126,000 for the first quarter of fiscal year 2003.

Note 5. Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets was $19,606,000 as of June 30, 2003 and $19,934,000 as of March 31, 2003. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment and, if necessary, the second phase measures the amount of impairment. We have elected to perform our annual analysis during the fourth quarter of our fiscal year. No indicators of impairment were identified in the first quarter of fiscal year 2004.

Other intangible assets consist of the following (in thousands):

	June 30, 2003	March 31, 2003
Customer lists	$2,243	$2,243
Domain names	1,700	1,700
License agreements	315	315
Websites	1,210	1,210
Other	766	766

	6,234	6,234
Less: accumulated amortization	(2,115)	(1,787)

	$4,119	$4,447

Amortization expense for other intangible assets was $328,000 for the first quarter of fiscal 2004 and $214,000 for the first quarter of fiscal 2003. Amortization expense for other intangible assets for future years ending March 31 is as follows (in thousands):

March 31, 2003
2004 (remaining nine months)	$986
2005	1,217
2006	966
2007	483
2008	266
Thereafter	201

$4,119

Note 6. Debt Obligations and Capital Leases

Debt obligations consist of the following (in thousands):

	June 30, 2003	March 31, 2003
550 Digital Media Ventures – Affiliate (1)	$2,290	$2,290
Deb’s Fun Pages	287	287
Funny Greetings (2)	454	454
FunPageLand	113	113
SFX Entertainment, Inc. (3)	606	606

	3,750	3,750
Less: current portion of debt	(1,460)	(1,460)

	$2,290	$2,290

(1)	550 Digital Media Ventures is an indirect subsidiary of Sony Corporation of America. In March 2003, the due date of the principal and interest on this note was extended to March 31, 2005. This note bears interest at prime plus 2%, is collateralized by a blanket lien on all of the Company’s assets and is convertible at the Company’s election into Series B preferred stock and common stock.

(2)	On August 21, 2003, the Company entered in a settlement agreement to pay $365,000 to the debt holder in satisfaction of this debt.

(3)	This note is due December 31, 2003. Principal and interest payments are due quarterly over the life of the note and the note has an effective interest rate of 9.7%. This note is collateralized by 2,600,000 shares of the Company’s common stock owned by the Company’s Chairman and Chief Executive Officer.

The following are payments due under capitalized leases and the present value of future minimum rentals for future years ending March 31 (in thousands):

March 31, 2003
2004 (remaining nine months)	$1,004
2005	497
2006	19
Thereafter	9

Total minimum lease payments	1,529
Less: amounts representing interest	(85)

Present value of net minimum lease payments	1,444
Less: current portion of capital lease obligations	(1,197)

Long-term obligations under capital leases	$247

Equipment with a cost of $2,474,000 at June 30, 2003 is collateral for the capital lease obligations. During fiscal year 2003 and the first quarter of fiscal year 2004, the Company entered into several sale-leaseback transactions for computer and telephone equipment. Under the terms of the agreements, the Company is required to maintain and insure the equipment and provide general liability insurance. In addition, under one lease, the Company is required to maintain an irrevocable standby letter of credit through May 1, 2004 of 75% of the principal balance owed ($583,000 at June 30, 2003).

Note 7. Commitments and Contingencies

Leases

The Company leases various facilities under non-cancelable operating lease agreements. Minimum lease payments under these non-cancelable operating leases for future years ending March 31 are as follows (in thousands):

March 31, 2003
2004 (remaining nine months)	$883
2005	1,042
2006	714

Total	$2,639

Rent expense was $364,000 in the first quarter of fiscal year 2004 and $210,000 in the first quarter of fiscal year 2003.

Legal Proceedings

See “Item 1. Legal Proceedings” of Part II of this Report.

Note 8. Stockholders’ Equity and Equity Compensation Plans

In the first quarter of fiscal year 2004, 44,000 shares of Series A preferred stock were converted into 54,000 shares of common stock. In the first quarter of fiscal year 2003, no shares of Series A preferred stock were converted into shares of common stock. As of June 30, 2003, there are 313,000 outstanding shares of Series A preferred stock that are convertible into 392,000 shares of common stock at the current conversion rate. In addition, at June 30, 2003 there are 1,923,000 outstanding shares of Series B preferred stock that are convertible into 1,923,000 shares of common stock at the current conversion rate.

The following is a summary of stock option activity (in thousands, except per share data):

	Three Months Ended June 30,
	2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,602	$3.25	8,707	$3.16
Granted	—	—	97	5.18
Exercised	(26)	2.16	(39)	2.57
Cancelled	(2,146)	4.61	(516)	4.87

Outstanding at end of period	5,430	2.71	8,249	3.13

Exercisable at end of period	3,426	2.66	3,729	3.68

The following table summarizes information about stock options outstanding at June 30, 2003 (in thousands, except per share data):

	Options Outstanding		Options Exercisable
Price Range	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.01-7.00	315	$5.78	190	$6.04
3.01-5.00	214	3.89	6	4.28
2.00-3.00	4,901	2.46	3,230	2.46

	5,430		3,426

The following is a summary of stock purchase warrant activity (in thousands, except per share data):

	Three Months Ended June 30,
	2003		2002
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	353	$2.05	2,267	$1.98
Granted	—	—	10	5.10
Exercised	(235)	2.07	(9)	2.10
Cancelled	(10)	5.10	—	—

Outstanding at end of period	108	2.66	2,268	2.00

Exercisable at end of period	108	2.66	2,268	2.00

Note 9. Subsequent Events

On July 15, 2003, 550 Digital Media Ventures, an indirect subsidiary of Sony Corporation of America, and VP Alpha Holdings IV, L.L.C., an affiliate of VantagePoint Venture Partners (“VantagePoint”), entered into an option agreement that VantagePoint may exercise by January 16, 2004, to purchase 3,050,000 shares of common stock and 1,750,000 shares of Series B preferred stock owned by 550 Digital Media Ventures. VantagePoint purchased $500,000 of existing convertible debt the Company owed to 550 Digital Media Ventures as consideration for the option. VantagePoint also loaned $2 million to the Company and signed a term sheet under which VantagePoint may purchase up to $10 million of new preferred stock and provide up to a $20 million acquisition line-of-credit. The two notes to VantagePoint were combined into a $2.5 million convertible debt that bears interest at 8%, is collateralized by a blanket lien on all of the Company’s assets and is due on the earlier of the maturity of the 550 Digital Media Ventures note (currently March 31, 2005), the sale of the $10 million new preferred stock to VantagePoint, March 31, 2005 or the closing of at least $2.5 million of debt or equity financing with a party other than VantagePoint. The Company also agreed to issue a 3-year warrant to VantagePoint to purchase 200,000 shares of Series B preferred stock at $2.50 per share if VantagePoint chooses not to exercise the option.

Note 10. Segment Disclosures

Using the criteria established by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently operates in two business segments. The Company does not allocate any operating expenses other than direct cost of revenues to its Products and Services segment, as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses is material in evaluating the segment’s performance.

Summarized information by segment from internal management reports is as follows (in thousands):

	Three Months Ended June 30,
	2003	2002
Revenues:
Products and Services	$11,209	$5,083
Media and Advertising	4,627	5,699

Total revenues	$15,836	$10,782

Gross Profit:
Products and Services	$6,071	$2,919
Media and Advertising	4,627	5,699

Total gross profit	$10,698	$8,618

During the first quarter of fiscal year 2004, no customer exceeded 10% of segment revenues. In the Media and Advertising segment, the top 10 customers were approximately 37% of segment revenues. In the Products and Services segment, the top 10 customers were less than 1% of segment revenues.

During the first quarter of fiscal year 2003, no customer exceeded 10% of segment revenues. In the Media and Advertising segment, the top 10 customers were approximately 40% of segment revenues. In the Products and Services segment, the top 10 customers were less than 1% of segment revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws, including projections of earnings, revenue or other financial items; statements of the plans, strategies and objectives of management for future operations; statements concerning proposed new services or developments; statements regarding future economic conditions or performance; statements of belief; and statements of assumptions. Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this Report. Except for our ongoing reporting obligations, we do not intend, and undertake no obligation, to update any forward-looking statement. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. The factors impacting these risks and uncertainties are discussed in the section entitled “Risk Factors” and elsewhere in this Report.

Recent Events

On August 22, 2003, the Company restated its consolidated financial statements for the first three fiscal quarters of fiscal year 2003. Further information about the Company’s restated quarterly financial statements for the first quarter of fiscal year 2003 is presented in Note 2 of Notes to Consolidated Financial Statements. As a result of the Company’s accounting restatement, the NASDAQ halted trading and delisted the Company’s common stock. In addition, we notified the Securities and Exchange Commission of the accounting restatement and the SEC staff initiated an informal inquiry into the matter. In response to the identification of various deficiencies leading to the Company’s restatement of its quarterly financial statements, we have implemented a number of enhancements and have taken remedial actions designed to improve the Company’s accounting and financial reporting procedures and controls. Further information with respect to these efforts is presented in Item 4. Controls and Procedures.

Business Segments

We group the Company’s businesses into two principle segments, the Products and Services segment and the Media and Advertising segment.

Products and Services segment revenues consist of the sale of merchandise over the Internet, subscriptions to our websites and activity-based fees. Sales of merchandise make up the majority of the Products and Services segment’s revenue, with revenue generated from the sale of a diverse collection of products, including inkjet printer supplies and peripherals, consumer electronics, collectibles and other impulse merchandise, and herbal and all-natural ingestible and topical cosmetic products. The Company’s subscription offerings include websites for online gaming, and health, fitness and dieting. The Company collects activity-based fees on websites such as the Company’s pay-to-play skilled gaming website and the Company’s dating website, where users purchase credits to initiate contact with potential matches.

Media and Advertising segment revenues consist of advertisement revenues on our websites, in our electronic newsletters and through other online media. The Company’s inventory of ad space includes banner and button ads, pop-up and pop-under ads, interstitial ads which appear on a screen while the principal content being viewed is loading and E-mail advertisements. The Company’s advertising is generally structured as sponsorship, impression-based or performance-based arrangements. Sponsorship ads are flat fee arrangements for placement of an advertiser’s name, logos or other branding as the sponsor of a website, an electronic newsletter, a particular piece of content, or a particular promotion. In impression-based ad arrangements, an advertiser purchases a certain number of advertising impressions, which the Company delivers on agreed-upon schedules, and in agreed-upon formats and/or locations, at a negotiated rate per the number of times an advertisement is shown. Performance-based arrangements are measured in terms of a cost-per-click or cost-per-action. Performance-based ad transactions are result oriented, meaning that the advertiser pays the web publisher only if the Internet user performs an agreed-upon activity. The required activity can vary from clicking on the ad or could require that the user link to the advertisers’ website and provide information, execute a sign-up or make a purchase.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe that goodwill and other intangible assets impairment, revenue recognition and reserves for accounts receivable, inventories, sales returns and deferred tax assets are critical accounting policies involving the most complex, difficult and subjective estimates and judgments.

Goodwill and other intangible assets impairment

Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually. If an event occurs or circumstances change that might reduce the fair value of intangible assets below carrying value, then we will test the impacted assets for impairment at that time. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends.

Our principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and future operating income of the assets and expected undiscounted cash flows. Should impairment be identified, a loss would be reported to the extent that the carrying value of the assets exceeds the fair value as determined by discounted future cash flows.

We performed our annual goodwill and other intangible assets impairment evaluation during the fourth quarter of fiscal year 2003. In fiscal year 2003, the Company analyzed goodwill for impairment at the Company level. As a result of the ongoing reorganization of the Company’s reporting structure, we expect in the future to have sufficiently discrete financial information to conduct an intangible asset impairment analysis at the reporting unit level. This change may affect the amounts recorded for goodwill impairment in future periods. No indicators of impairment were identified in the first quarter of fiscal year 2004.

Revenue recognition

Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or the product is shipped and collectability of the resulting receivable is reasonably assured.

Revenues for subscriptions and memberships to our Internet websites and services are recognized ratably as earned over the term of the subscription or membership. Upon commencement of the subscription or membership, we record deferred revenue for the fee charged. This deferred revenue is then recognized ratably over the period of the arrangement. Service revenue also includes fees from the sale of non-refundable dating credits, which are recognized in the period the consumer uses the dating credit. Dating credits are utilized to establish contact with other individuals that users have access to through the site.

Advertising revenue is earned from the sale of banner and button advertisements, pop-up and other Web-based advertising, and sponsorships of E-mail newsletters or parts of our Websites. We recognize revenue from the sale of our banner and button advertisements, pop-up and other Web-based advertising in the period delivered. The arrangements are evidenced either by an insertion order or contract that stipulates the types of advertising to be delivered and pricing. Under certain arrangements, we charge fees to merchants based on the number of users who click on an advertisement or text link to visit websites of our merchant partners, which we refer to as a “click-through”. Click-through arrangements are evidenced by a contract that stipulates the click-through fee. The fee becomes fixed and determinable upon delivery of the click-through and these revenues are recognized in the period in which the click-through is delivered to the merchant. Revenues relating to E-mail newsletters are derived from delivering advertisements to E-mail lists for advertisers and websites. Agreements are primarily short-term and revenues are recognized as services are delivered provided that we have no significant remaining obligations. In certain arrangements, we sell banner advertising, click-through programs, and E-mail newsletter or Web-site sponsorships to customers as part of a bundled arrangement. For these arrangements, we allocate revenue to each deliverable based on the relative fair value of each deliverable. Revenue is recognized in these arrangements as we deliver on our obligation.

We occasionally purchase a product or service from a vendor and at the same time we sell advertising or other services to the vendor. These barter transactions are recorded at the lower of the estimated fair value of the advertisements received or the estimated fair value of the advertisements given, with the difference recorded as an advance or prepaid expense. The advertising expense is recorded in cost of revenues.

We have advertising affiliate agreements under which advertising payments are guaranteed to the affiliates in return for the Company’s right to sell sponsorships on the affiliates’ websites. An affiliate is a third-party advertising company which uses available internet advertising inventory to market our products and services in exchange for a revenue share. Sponsorship is defined by these agreements as advertising such as banners, buttons and pop-up windows of third parties on the affiliates’ websites. In accordance with EITF 99-19 revenues derived from affiliates are reported gross of the payment to affiliates while payments from affiliates are reported on a net basis.

Electronic commerce transactions include sales of laser and inkjet printer supplies, consumer electronics, collectibles and other consumer products. For these transactions, we recognize revenue upon shipment of the products. Revenue includes shipping and handling charges. Fulfillment for these products is handled internally or outsourced to an independent third-party.

Reserve for uncollectible accounts receivable

We maintain an allowance for doubtful accounts to reduce billed accounts receivable to estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider the aging of the accounts receivable, trends within and ratios involving the age of the accounts receivable, the customer mix in each of the aging categories and the nature of the receivable, our historical provision for doubtful accounts, the credit worthiness of the customer, economic conditions of the customer’s industry, and general economic conditions, among other factors.

Reserve for excess and obsolete inventory

The quantities of inventory on hand and their values are reviewed periodically for potentially excess and obsolete product or pricing. Consequently, we maintain an allowance for excess and obsolete inventory to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of inventory, including assessing the probability of sale and the current market demand for each product. If actual market conditions for our products differ from those projected by management, and our estimates prove to be inaccurate, additional write downs or adjustments to cost of revenues may be required.

Reserve for sales returns

We maintain an allowance for estimated customer sales returns. In determining the estimate of products that will be returned, we analyze historical returns, current economic trends, changes in customer demand and acceptance of our products, known returns we have not received and other assumptions. Similarly, we record reductions to revenue for the estimated future credits to our advertising customers in the event that delivered advertisements do not meet contractual specifications. Should the actual amount of product returns or advertising credits differ from our estimates, adjustments to revenues may be required.

Reserve for deferred tax assets

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”. SFAS 109 requires the use of the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not assured, we establish a valuation allowance. When this allowance is established, or increases or decreases in the future, we increase or decrease our income tax expense. If our estimate of the likelihood of future taxable income proves to be incorrect, adjustments to income tax expense could be required. At June 30, 2003, we have fully reserved our deferred tax assets since we believe that realization is not assured.

Results of Operations

The following table sets forth consolidated statement of operations data expressed as a percentage of revenues:

	Three Months Ended June 30,
	2003	2002
Revenues:
Products and Services	70.8%	47.1%
Media and Advertising	29.2	52.9

Total	100.0	100.0

Cost of revenues:
Products and Services	32.4	20.1
Media and Advertising	—	—

Total	32.4	20.1

Operating expenses:
Marketing and sales	41.8	26.0
Product development	10.9	19.2
General and administrative	31.5	20.1
Amortization of other intangible assets	2.1	2.0

Total operating expenses	86.3	67.3

Operating income (loss)	(18.7)	12.6
Interest expense, net	(0.5)	(1.0)
Cancellation of stock options	—	(4.2)
Gain on debt extinguished and other	—	11.8

Income (loss) before income taxes	(19.2)	19.2
Income taxes	—	—

Net income (loss)	(19.2)%	19.2%

Revenues

In the first quarter of fiscal year 2004, revenues increased 46.9% to $15.8 million up from $10.8 million in the first quarter of fiscal year 2003. The growth in revenues was due to the growth in the Products and Services segment, which produced $11.2 million of revenues for the first quarter of fiscal year 2004, up $6.1 million from $5.1 million in the first quarter of fiscal year 2003. Media and Advertising segment revenues declined 18.8% in the first quarter of fiscal year 2004 to $4.6 million from $5.7 million in the first quarter of fiscal year 2003 due to lower commercial E-mail response rates.

For the first quarter of fiscal year 2004, 70.8% of the Company’s revenues were produced from the Products and Services segment and 29.2% of revenues were produced from the Media and Advertising segment. For the first quarter of fiscal year 2003,

47.1% of the Company’s revenues were produced from the Products and Services segment and 52.9% of revenues from the Media and Advertising segment. We believe that this trend will continue with Products and Services segment revenues growing as a percent of total revenues.

On occasion, the Company will enter into barter advertising transactions where the Company exchanges advertising on its websites for similarly valued online advertising or other services. The Company typically uses barter transactions to test prospective media and advertising purchases or sales campaigns, with the anticipation of additional advertising business. In the first quarter of fiscal year 2004, there were no barter transactions. In the first quarter of fiscal year 2003, the barter value of these transactions was $488,000, or 4.5% of revenues.

Cost of Revenues

Cost of revenues are associated with the Products and Services segment and consist primarily of the cost of electronic commerce products inventory, direct response media costs, list rental fees, shipping costs and credit card merchant fees. In the first quarter of fiscal year 2004, cost of revenues increased 137.4% to $5.1 million up from $2.2 million in the first quarter of fiscal year 2003. The increase was due to the growth in Products and Services segment revenues in the first quarter of fiscal year 2004. Product costs generally range from 10% to 45% of revenues, and a change in the product mix in fiscal year 2004 reduced the gross profit margin of the Products and Services segment to 54.2% in the first quarter of fiscal year 2004 compared to 57.4% in the first quarter of fiscal year 2003.

Within the Products and Services segment, the Company currently uses a single supplier and fulfillment provider for its inkjet cartridge inventory, creating a concentration of risk in the Company’s inkjet cartridge business. However, additional sources for inkjet cartridge supply have entered the market which the Company believes helps to mitigate this risk.

Marketing and Sales

Marketing and sales consists of expenses of marketing and selling the Company’s own products and services as well as the Company’s Media and Advertising segment services. The costs consist primarily of fees paid to third parties for media space, bad debts, ad shared-revenue arrangements, promotional and advertising costs, personnel costs, commissions, agency and consulting fees and allocated overhead costs. The Company also has a direct sales force that sells our inventory of advertisements to advertisers and advertising agencies.

Marketing and sales expenses increased to $6.6 million, or 41.8% of revenues in the first quarter of fiscal year 2004, from $2.8 million, or 26% of revenues in the first quarter of fiscal year 2003. The $3.8 million increase in the first quarter of fiscal year 2004 was primarily due to a significant increase in ad affiliate spending to market the Company’s own products and services and higher than anticipated bad debt expense. Growth in salary expense as a result of additional staffing also contributed to the increase in marketing and sales expenses in the first quarter of fiscal year 2004.

We plan to concentrate the efforts of our direct sales, marketing and customer care teams during the remainder of fiscal year 2004 in an effort to increase customer retention and drive new revenue growth. The Company’s strategy is to develop a longer-term relationship with its customers and enhance the lifetime value of each relationship. We expect marketing and sales costs will increase in the remainder of fiscal year 2004 but should decline as a percentage of overall revenues.

Product Development

Product development costs consist of payroll and related expenses for developing and maintaining the Company’s websites, developing and maintaining key proprietary technology and developing proprietary products and services. Product and development expenses decreased to $1.7 million, or 10.9% of revenues, in the first quarter of fiscal year 2004, from $2.1 million, or 19.2% of revenues, in the first quarter of fiscal year 2003. The $348,000 decrease in the first quarter of fiscal year 2004 was primarily due to a decrease in staffing. We expect product development costs will decrease for the remainder of fiscal year 2004 due to a staffing reduction in the first quarter of fiscal year 2004.

General and Administrative

General and administrative expenses consist of payroll and related costs for executive, finance, legal, human resources and administrative personnel, recruiting and professional fees, depreciation and amortization and other general corporate expenses. General and administrative costs increased to $5.0 million for the first quarter of fiscal year 2004, from $2.2 million in the first quarter of fiscal year 2003. The $2.8 million increase was primarily due to legal, auditing, and consulting costs related to the accounting restatement and additional staffing in the finance department. We incurred approximately $1 million of accounting restatement costs in the first quarter of fiscal year 2004.

General and administrative expenses increased to 31.5% of revenues in the first quarter of fiscal year 2004 from 20.1% in the first quarter of fiscal year 2003. For the remainder of fiscal year 2004, the Company anticipates that general and administrative costs will increase as a percentage of revenues, as we incur legal, auditing and consulting expenses associated with the accounting restatement and the implementation of controls and other corporate governance initiatives required by the Sarbanes-Oxley Act of 2002.

Amortization of Other Intangible Assets

In the first quarter of fiscal year 2004, amortization of other intangible assets was $328,000 compared to $214,000 in the first quarter of fiscal year 2003.

Non-operating Income (Expense)

In the first quarter of fiscal year 2004, net interest expense was $85,000 compared to $109,000 in the first quarter of fiscal year 2003. In the first quarter of fiscal year 2003, we also realized a $1,269,000 gain on the extinguishment of debt and a $452,000 cost to cancel certain stock options.

Income Taxes

The Company recorded no tax benefit for the first quarter of fiscal year 2004 and a minor tax benefit in the first quarter of fiscal year 2003.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was ($2.6) million in the first quarter of fiscal year 2004 compared to $300,000 in the first quarter of fiscal year 2003. The net cash used in operating activities in the first quarter of fiscal year 2004 was primarily due to the loss from operations including the costs associated with the accounting restatement and a decrease in current liabilities, partially offset by non-cash expenses and a decrease in current assets. The net cash provided by operating activities in the first quarter of fiscal year 2003 was primarily due to the income from operations and non-cash expenses, partially offset by a decrease in current liabilities.

Net cash provided by (used in) investing activities was $218,000 in the first quarter of fiscal year 2004 compared to ($2.1) million for the first quarter of fiscal year 2003. Net cash provided by investing activities in the first quarter of fiscal year 2004 was from the reduction in a certificate of deposit used to secure a capital lease obligation partially offset by the purchase of computer equipment. Net cash used in investing activities in the first quarter of fiscal year 2003 was from the purchase of computer and telephone equipment, deposits to secure operating and capital lease obligations and a deposit on a potential acquisition.

Net cash provided by (used in) financing activities was ($149,000) in the first quarter of fiscal year 2004 compared to $643,000 in the first quarter of fiscal year 2003. Net cash used in financing activities in the first quarter of fiscal year 2004 was due to the repayment of capital lease obligations partially offset by the proceeds from the issuance of stock. Net cash provided by financing activities in the first quarter of fiscal year 2003 was due to the proceeds from capital lease transactions and the issuance of stock partially offset by payments on capital lease and debt obligations.

As of June 30, 2003, we had $2.1 million in cash and cash equivalents and $2.8 million in restricted cash and certificates of deposit, and we had ($5,000) in working capital. As of March 31, 2003, we had $4.7 million of cash and cash equivalents and $3.3 million in restricted cash and certificates of deposit, and $1.6 million in working capital. The decrease in total cash and working capital from March 31, 2003 to June 30, 2003 was due to the operating loss including the costs related to the accounting restatement and a decrease in current liabilities, partially offset by a decrease in accounts receivable.

In March 2003, 550 Digital Media Ventures, an indirect subsidiary of Sony Corporation of America, and the Company agreed to modify Sony Corporation of America’s loan to the Company. Under the terms of the agreement, the maturity date of 550 Digital Media Venture’s existing $2,290,000 loan to the Company was extended two years until March 31, 2005. In addition, the agreement provided for subordination of 550 Digital Media Venture’s security interest in our assets to a $10 million working capital line of credit.

On July 15, 2003, 550 Digital Media Ventures and VantagePoint entered into an option agreement that VantagePoint may exercise by January 10, 2004, to purchase 3,050,000 shares of common stock and 1,750,000 shares of Series B preferred stock owned by 550 Digital Media Ventures. VantagePoint purchased $500,000 of existing convertible debt the Company owed to 550 Digital Media Ventures as consideration for the option. VantagePoint also loaned $2 million to the Company and signed a non-binding term sheet for a second round of financing under which VantagePoint may purchase up to $10 million of a new series of preferred stock and provide up to a $20 million acquisition line-of-credit. The two notes to VantagePoint were combined into a $2.5 million convertible debt that bears interest at 8% and is collateralized by blanket lien on all of the Company’s assets. We are permitted to subordinate this security interest in our assets to a $1.5 million working capital line of credit. The note is due on the earlier of the maturity of the 550 Digital Media Ventures note (currently March 31, 2005), the sale of $10 million of a new series of preferred stock to VantagePoint, March 31, 2005 or the closing of at least $2.5 million of debt or equity financing with a party other than VantagePoint. The Company also agreed to issue a 3-year warrant to VantagePoint to purchase 200,000 shares of Series B preferred stock at $2.50 per share if VantagePoint does not exercise the option.

The non-binding term sheet for the proposed second phase of financing consists of a preferred stock investment by VantagePoint of up to $10 million and a $20 million line of credit to be used in future merger and acquisition transactions. The term sheet contemplates that VantagePoint would purchase up to $10 million in shares of a newly authorized series of preferred stock. The purchase price of the shares is $1.50 per share. $2 million of the $2.5 million VantagePoint note would be credited towards the purchase price. Upon the closing of the sale of the preferred stock to VantagePoint, the term sheet contemplates that VantagePoint would provide the Company with a line of credit of up to $20 million for making acquisitions and entering into strategic business development ventures. VantagePoint would have discretion over our use of the $20 million line of credit. The amount, terms and documentation of the second phase of financing are currently under negotiation and there can be no assurance that the financing will be completed as outlined in the non-binding term sheet, if at all.

In July 2003, the Company announced that it had taken significant steps to streamline the Company’s operating structure. The Company closed four of its under-performing operating business lines; UltraConversions, FitnessHeaven, MegaLottoClub and FamilyCareAdvantage, and consolidated certain core properties. In addition, since March 31, 2003 the Company reduced headcount by approximately 20%.

In the fourth quarter of fiscal year 2003 and the first two quarters of fiscal year 2004, we incurred losses from operations. Included in the operating losses for the first two quarters of fiscal year 2004 were significant accounting restatement costs, including related litigation costs. We expect the accounting restatement costs to continue at a lower rate in the third and fourth quarters of fiscal year 2004. We do not know how long the related litigation costs will continue or how much they will cost. We also expect to incur costs related to the implementation of internal controls and corporate governance initiatives required by the Sarbanes-Oxley Act of 2002 in the third and fourth quarters of fiscal year 2004. To pay for the losses from operations since March 31, 2003 we reduced the level of our restricted cash and certificates of deposit by $1.6 million as of September 25, 2003, and we raised $2 million in convertible secured financing from VantagePoint in July 2003. These two sources of cash and our existing cash and cash equivalents were not sufficient to pay all of our vendors in accordance with their invoice terms. We are attempting to restructure the due dates of certain outstanding legal invoices and the due dates of certain acquisition-related debt. Our plan is to use the proceeds from the proposed financing from VantagePoint to pay the over due invoices and restructured debt maturities. However, in the event we are unable to reach an agreement with VantagePoint for additional financing, we will need to raise additional funds, and we cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, if at all. We are permitted to obtain a first priority lien for a $1.5 million working capital line of credit under the terms of the convertible secured note security agreements with 550 Digital Media Ventures and VantagePoint. We are investigating the availability and terms of such a facility with commercial lenders. If we cannot raise additional funds, we will not be able to continue to fund all of our existing business units, develop or enhance our products and services, grow our business or meet unanticipated cash requirements, which could seriously harm our business. We will also need to arrange extended payment terms with our over due vendors so that they continue to provide products and services to us. If we close business units, we may need to write off goodwill and other intangible assets associated with those business units.

In September 2003, we announced the hiring of an investment banker to seek to raise capital for our newly formed subsidiary, GameUniverse, Inc. We intend to contribute our online gaming properties, including Skilljam.com and CasesLadder.com, to GameUniverse. There can be no assurance that the effort to raise capital for GameUniverse will be successful or what the nature of the transaction or terms might be.

At June 30, 2003, the Company had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party, or unconsolidated entities.

Contractual obligations

We have outstanding notes payable maturing at various dates through March 2005. We also lease facilities and equipment under various capital and operating lease agreements expiring at various dates through March 2008.

Our material contractual obligations at June 30, 2003 are as follow (in thousands):

	Payments Due by Period
	Total Amounts Committed	9 Months Ended March 31, 2003	2004	2005	Thereafter
Contractual Obligations
Convertible note payable for acquisition of Deb’s Fun Pages	$287	$287	$—	$—	$—
Convertible note payable for acquisition of FunPageLand	113	113	—	—	—
Note payable for acquisition of Funnygreetings	454	454	—	—	—
Note payable with 550 Digital Media Ventures	2,290	—	2,290	—	—
Note payable with SFX Entertainment, Inc.	606	606	—	—	—
Capital lease obligations	1,529	1,004	497	19	9
Operating lease obligations	2,639	883	1,042	714	—

Total contractual obligations	$7,918	$3,347	$3,829	$733	$9

Risk Factors

Trading in our common stock was halted and NASDAQ has delisted our securities.

On May 6, 2003, in response to the announcement of our intent to restate our quarterly financial statements for fiscal year 2003, NASDAQ halted trading in our common stock due to our inability to provide the market place with sufficient current financial information. On June 13, 2003, we received a NASDAQ Staff Determination stating that our common stock was subject to delisting from The NASDAQ SmallCap Market due to the NASDAQ Staff’s inability to assess the Company’s current financial position and its ability to sustain compliance with NASDAQ’s continued listing requirements. On July 2, 2003, we received notice of an additional listing deficiency from NASDAQ indicating that the Company was not in compliance with the filing requirement for continued listing due to our failure to timely file our Annual Report on Form 10-K. On August 22, 2003, we filed our Annual Report on Form 10-K. On August 15, 2003, the Company filed a Report on Form 12b-25 with the Securities and Exchange Commission as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. We appealed the NASDAQ Staff’s determination to delist the Company’s securities to the Panel. On July 31, 2003, in an oral hearing before the Panel, we presented our plan for providing current financial information about the Company to the market place and complying with the NASDAQ filing requirements. The Panel decided to delist the Company’s securities from The NASDAQ SmallCap Market on September 2, 2003. The Company’s common stock has been trading on what is commonly referred to as the “pink sheets” since September 2, 2003. The Company has appealed the Panel’s decision and is seeking reinstatement on The NASDAQ SmallCap Market.

NASDAQ has various quantitative listing requirements for a company to remain listed on the NASDAQ SmallCap Market. These criteria include (i) at least $35 million in market capitalization, or $2.5 million in stockholders’ equity, or $500,000 in net income in the last fiscal year or two of the last three fiscal years; (ii) a $1.00 minimum bid price; (iii) 2 market makers; (iv) 300 round lot stockholders; and (v) 500,000 publicly held shares with a market value of $1 million (excluding shares held by officers, directors and persons owning 10% or more of the company’s outstanding shares). We were in compliance with these quantitative listing requirements as of September 23, 2003. The listing requirements for a company to be admitted to The NASDAQ SmallCap Market are much higher and include (i) at least $50 million in market capitalization, or $5 million in stockholders’ equity or $750,000 in net income in the last fiscal year or two of the last three fiscal years; (ii) a $4.00 minimum bid price; (iii) 3 market makers; (iv) 300 round lot stockholders; and (v) 1 million publicly held shares with a market value of $5 million (excluding shares held by officers, directors and persons owning 10% or more of the company’s outstanding shares. We were not in compliance with these quantitative listing requirements as of September 30, 2003. There can be no assurance that NASDAQ will consider the continued listing requirements rather than the initial listing requirements in the appeal of the Panel’s decision. In addition, there can be no assurance that we will remain in compliance with the continued listing requirements in the future.

If we do not resume trading on The NASDAQ SmallCap Market, trading in our common stock could continue to be conducted in the over-the-counter market on the OTC Bulletin Board or in what is commonly referred to as the “pink sheets.” Continued trading in the over-the-counter market or the “pink sheets” could further damage our general business reputation and could impair our ability to raise funds. This could further adversely affect our stock price and limit our ability to grow our business. Furthermore, if our shares continue to be traded on the over-the-counter bulletin board or the “pink sheets,” their value could be negatively affected because stocks which trade on the over-the-counter bulletin board or the “pink sheets” tend to be less liquid and trade with larger variations between the bid and ask price than stocks on The NASDAQ SmallCap Market.

Litigation and regulatory proceedings regarding the restatement of our consolidated financial statements could seriously harm our business.

Since May 9, 2003 eight purported stockholder class action lawsuits, which are substantially similar, have been filed against the Company and several current and former Company officers and/or employees in the United States District Court for the Central District of California. In addition, three purported stockholder derivative actions, which are substantially similar, have been filed against various current and former Company directors, officers, and/or employees, one of which was filed in the United States District Court for the Central District of California and two of which were filed in the Superior Court of California for the County of Los Angeles. The Company expects the purported stockholder class action lawsuits and the derivative action filed in the United States District Court for the Central District of California and any additional similar actions will be consolidated into one action. On September 3, 2003 the two derivative actions that were filed in the Superior Court of California for the County of Los Angeles were consolidated and the plaintiffs were ordered to file a consolidated and amended complaint within 60 days. All of the stockholder lawsuits, which arise out of the Company’s accounting restatement, include varying allegations of, among other things, false and misleading statements regarding the Company’s business prospects and financial condition and performance, sales of Company stock by one Company officer and one former employee, and breach of fiduciary duty. The Company intends to vigorously defend itself in the eight purported stockholder class action lawsuits and to address the purported stockholder derivative actions as appropriate. Defending against existing and potential securities and class action litigation relating to the accounting restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses were ultimately unsuccessful, or if the Company was unable to achieve a favorable settlement, the Company could be liable for large damage awards that could seriously harm our business and results of operations. In September 2003, one of the Company’s insurance carriers agreed that certain claims made in the lawsuits are covered by a directors and officers insurance policy, subject to the limits and other terms and conditions of the policy. The Company cannot predict how much of the ongoing litigation costs or any eventual settlement or judgment, if any, will be reimbursed by this insurance carrier.

In addition, the SEC has commenced an informal inquiry regarding the circumstances leading up to the accounting restatement. Responding to any such review could require significant diversion of management’s attention and resources in the future. For example, if the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we are unsuccessful in defending against this or other investigations or proceedings, we may face civil or criminal penalties or fines that could seriously harm our business and results of operations.

Our other litigation will require resources to resolve and may result in an unfavorable judgment.

We are subject to litigation in the ordinary course of our business. We are currently litigating a matter related to one past acquisition and one acquisition that was not consummated. In addition, we are subject to litigation related to a product issue, a patent infringement issue and a marketing agreement issue. We could be subject to future litigation related to acquisitions we consider or consummate, products we sell, the content of our web pages and the technology we use, among other potential issues. The resolution of these issues will require resources, management time and could result in an adverse judgment.

Failure or circumvention of our controls or procedures could seriously harm our business.

In response to the Company’s announcement that it intended to restate its quarterly financial statements for fiscal year 2003, both management and the Audit Committee of the Board of Directors undertook a review of the Company’s accounting records, policies, practices and procedures. During the course of this review, and during the course of the audit of the Company’s financial statements for the year ended March 31, 2003, various deficiencies in the Company’s internal controls were identified. As described in Item 4. Controls and Procedures, we have taken a number of steps to improve our internal controls and procedures. Additionally, management is undertaking a number of initiatives to further enhance our internal controls and procedures. However, we can provide no assurance that these actions or any other actions we may take will be successful. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. A failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

We are controlled by our management, preferred stockholders, and members of our Board of Directors whose interest may differ from those of other stockholders.

As of June 30, 2003, our executive officers, preferred stockholders holding a 5% or greater beneficial ownership in our securities and members of our Board of Directors beneficially own approximately 46% of our common stock on an as-converted basis, excluding vested stock options and warrants to purchase common stock. As a result, our executive officers, preferred stockholders, and directors will be able to influence the outcome of matters requiring a stockholder vote, including the election of directors, the issuance of new securities and the approval of significant transactions, thereby controlling our affairs and our management. The interests of our executive officers, preferred stockholders, and directors may conflict with the interests of our other stockholders and, through control of the Board of Directors, the executive officers, preferred stockholders and directors may delay, defer or prevent a change in control of our company, or make some transactions more difficult or impossible. Examples of potentially conflicting transactions, include the issuance of additional preferred securities, proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price of our common stock.

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

In July 2003, the Company entered into certain agreements, and executed a non-binding term sheet with respect to certain contemplated agreements, with VantagePoint, that may result in the issuance of a new series of preferred stock with rights, preferences and privileges that would be senior to the rights, preferences and privileges of the Company’s common stock. Further information with respect to the agreements and contemplated agreements with VantagePoint is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition, our Certificate of Incorporation authorizes blank check preferred stock. Our Board of Directors can set the voting, redemption, conversion and other rights relating to the preferred stock and can issue the stock in either a private or public transaction. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights of the holders of our common stock, rights to receive dividends and rights to payments upon liquidation. In certain circumstances, the issuance of preferred stock could depress the market price of our common stock, and could encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our Board of Directors rather than pursue non-negotiated takeover attempts.

We have many potentially dilutive securities outstanding.

As of June 30, 2003, we had 5,430,000 outstanding stock options and 108,000 outstanding warrants to purchase our common stock.

As of June 30, 2003, we had 313,000 shares of our Series A preferred stock outstanding. The Series A preferred stock may be converted into our common stock at the then-applicable conversion rate. The Series A preferred stock have a $3.60 per share liquidation preference which increases at a rate of 6% per annum. Each share of Series A preferred stock may be converted to common stock at a rate of one share of common stock for each $3.60 of liquidation preference. The liquidation preference was $4.51 as of June 30, 2003. Because of the 6% accretion factor, each share of Series A preferred stock will be converted into greater than one share of common stock. Prior to any conversion, the conversion price is also adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, issuance of additional equity securities (other than those reserved as employee shares pursuant to any employee stock option plan) at a purchase price less than the applicable conversion price.

As of June 30, 2003, we had 1,923,000 shares of our Series B preferred stock outstanding. The Series B preferred stock may be converted into our common stock at the then applicable conversion rate at the election of the holders of at least a majority of the outstanding Series B preferred stock. The Series B preferred stock has a $2.60 per share liquidation preference. Each share of Series B may be converted to common stock at an initial rate of one share of common stock for each $2.60 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event. The conversion price per share of Series B may be adjusted downward if we issue additional equity securities other than certain excluded stock, without consideration or for consideration per share less than the then-current conversion price.

In July 2003, the Company entered into a non-binding term sheet with VantagePoint that may result in the issuance of a new series of preferred stock with certain rights, preferences and privileges that would be senior to the rights, preferences and privileges of the Company’s common stock. Further information with respect to the agreements and contemplated agreements with VantagePoint is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The issuance of common stock upon the exercise of our outstanding options and warrants, or the conversion of the Series A, Series B, or any newly issued series of preferred stock, will cause dilution to existing stockholders and could adversely affect the market price of our common stock.

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

The online business market is new, rapidly evolving and intensely competitive, and we expect competition will further intensify in the future. Similarly, the competition for website traffic and subscribers, as well as advertising revenues, both on Internet websites and in more traditional media, is intense. Barriers to entry are currently minimal, and current and new competitors can launch new websites and electronic newsletters at a relatively low cost. The primary competitive factors in providing entertainment and multi-channel products and services via the Internet are name recognition, variety of value-added offerings, ease of use, price, quality of service, availability of customer support and technical expertise. Our prospects for achieving our business objectives will depend heavily upon our ability to continuously provide high quality, entertaining content, along with user-friendly website features, and value-added Internet products and services. If we fail to continue to attract a high volume of traffic for our websites or a broad subscriber base, revenues could decrease and our business, results of operations and financial condition may be materially adversely affected.

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

Advertising revenues are partly generated by sponsored services and placements by third parties in our online media properties. We receive sponsorship fees or a portion of transaction revenues in return for user impressions to be provided by us. Consequently, we are exposed to potential financial risks if sponsors do not renew the arrangement or do so at a lower rate, the shared revenue is lower than expected, fees are adjusted to reflect performance or we are obligated to provide additional services to supplement lower than anticipated performance. Additionally, any material reduction of our user base may directly reflect upon these sponsorship arrangements and adversely effect revenues.

Our success depends on retaining our current key personnel and attracting additional key personnel.

The Company is dependent on the services of key personnel, including our senior management, vice presidents, and business unit managers. Due to the specialized knowledge of these individuals, as it relates to our Company and our operations, if they were to terminate employment, we could have difficulty hiring qualified individuals to replace the personnel in a timely manner. Consequently, operations and productivity surrounding the vacated position may be impaired and cause an adverse effect on operating results. In addition, our success depends on our continuing ability to attract, hire, train and retain highly skilled managerial, technical, sales, marketing and customer support personnel, particularly in the areas of content development, product development, website design, and sales and marketing. Competition for qualified personnel is intense, and our ability to retain key employees, or to attract or retain other highly qualified personnel, may be harder given recent adverse changes in our business.

We may not be able to continue to grow through acquisitions of other companies and we may not manage the integration of acquired companies successfully.

A significant portion of our future growth and profitability may depend in part upon our ability to identify companies that are suitable acquisition candidates, to acquire those companies upon acceptable terms, and to effectively integrate and expand their operations within our infrastructure. We may not be able to identify additional candidates that are suitable for acquisition or to consummate desired acquisitions on favorable terms. Acquisitions involve a number of special risks including the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on our operating results, and the potential inability to integrate financial and management reporting systems. A significant portion of our capital resources could be used for these acquisitions. Accordingly, we may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to us, if at all. Moreover, we may not be able to successfully integrate an acquired business into its business or to operate an acquired business profitably. It could have a material adverse effect on our business if we are not able to identify appropriate acquisition candidates or integrate and expand the operations of acquired companies without excessive costs, delays or other adverse developments.

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

Our previous acquisitions and any future acquisitions may require us to incur significant charges for goodwill and other intangible assets.

We are required to review our intangible assets for impairment when events or changes in conditions may prevent the Company from recovering the carrying value. Furthermore, goodwill is required to be tested for impairment at least once per year. If our stock price and market capitalization decline, we may be required to record a material charge to earnings in our financial statements during the period in which we analyze our intangible assets for impairment. Furthermore, future cash flows associated with our various properties may decline due to changes in market conditions or technology, thereby requiring an impairment assessment of the property’s goodwill and other intangible assets.

In fiscal year 2003, we analyzed goodwill and other intangible assets for impairment at the Company level. As a result of the ongoing reorganization of our reporting structure, we anticipate that, in the future, we will have sufficiently discrete financial information to conduct the impairment analysis at the reporting unit level. This change may cause us to record an impairment charge in future periods.

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

We own numerous Internet domain names. National and international Internet regulatory bodies generally regulate the registration of domain names. The regulation of domain names in the United States and in other countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names in all the countries in which we conduct business, which could harm our business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

As we provide more audio and video content, particularly music, we may be required to spend significant amounts of money on content acquisition and content broadcasts.

The majority of our content is created internally or licensed to us by third parties. However, we have been using increasing amounts of audio and video content, particularly the broadcast of music. In order to broadcast music through our online properties, we are required to pay a royalty on the music we broadcast. The revenue we receive due to the broadcast of the audio and video content may not justify the costs of providing such services to our customers.

We have a limited operating history and compete in new and rapidly evolving markets. These facts make it difficult to evaluate our future prospects based on historical operating results.

We commenced operations in April 1999, and we have a limited operating history upon which an evaluation of our prospects can be based. In addition, we have repositioned our service and product offerings to adjust to evolving customer requirements and competitive pressures. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets, such as the Internet market. To address these risks, we must, among other things, expand our customer base, respond effectively to competitive developments, continue to attract, retain and motivate qualified employees, and continue to upgrade our technologies. If we are not successful in further developing and expanding our entertainment content, product and services businesses, and other related business opportunities, our ability to maintain and increase profitability may not be achieved and our market price may decline.

We need to raise additional capital. This capital may not be available on acceptable terms, if at all.

We incurred operating losses in the fourth quarter of fiscal year 2003 and the first two quarters of fiscal year 2004. In addition, we incurred and we expect to continue to incur significant expenses associated with the accounting restatement and related litigation, and the implementation of internal controls and corporate governance initiatives required by the Sarbanes-Oxley Act of 2002. In the event we are unable to reach an agreement with VantagePoint for additional financing, we need to raise additional funds, and we cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, if at all. If we cannot raise funds, we will not be able to continue to fund all of our existing business units, develop or enhance our products and services, grow our business, or meet unanticipated cash requirements, which could seriously harm our business. We are permitted to obtain a first priority lien for a $1.5 million working capital line of credit under the terms of the convertible secured note security agreements with 550 Digital Media Ventures and VantagePoint. We are investigating the availability and terms of such a facility with commercial lenders.

We have hired an investment banker to seek to raise capital for our newly formed subsidiary, GameUniverse, Inc. We intend to contribute our online gaming properties, including Skilljam.com and CasesLadder.com, to GameUniverse. There can be no assurance that the effort to raise capital for GameUniverse will be successful or what the nature of the transaction or terms might be. If we do not raise capital to grow our online gaming properties, we will not be able to achieve the revenue and profit potential of those properties.

Our quarterly and long-term operating results are volatile and difficult to predict.

Due to the nature of our business, our future operating results may fluctuate. If we are unable to meet the expectations of investors and public market analysts, the market price of our common stock may decrease. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by a variety of factors, many of which are outside our control. Factors that may affect our operating results include, without limitation:

•	our ability to maintain or increase our current level of e-commerce merchandise sales;

•	our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction;

•	the announcement or introduction of new or enhanced content, websites, products and services, and strategic partnerships by us and our competitors;

•	seasonality of advertising revenue is still material to our overall revenue mix;

•	the level of use of the Internet and increasing consumer acceptance of the Internet for entertainment and the purchase of consumer products, services and activity based offerings;

•	our ability to upgrade and develop our systems and infrastructure in a timely and effective manner; and,

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic partnerships, and general economic conditions and economic conditions specific to the Internet.

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

Our market, users of the global computer network known as the Internet, is new and rapidly evolving. Our future results and growth may not be realized and our business could suffer if the use of the Internet does not continue to increase. Internet usage may be inhibited for a number of reasons, including:

•	inadequate network infrastructure;

•	security concerns;

•	inconsistent quality of service;

•	lack of availability of cost-effective and high-speed service;

•	changes in government regulation of the Internet; and,

•	changes in communications technology.

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

We could be sued for information retrieved from the Internet. Because material may be downloaded from websites and may be subsequently distributed to others, there is a potential that claims will be made against us under legal theories, such as defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of the material. These claims have been brought, and sometimes successfully pressed, against online services in the past. In addition, we could be exposed to liability with respect to the material that may be accessible through its products, services, and websites, including claims asserting that, by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through the websites. Although we carry general liability insurance, our insurance may not cover potential claims of this type, or the level of coverage may not be adequate to fully protect us against all liability that may be imposed. Any costs or imposition of liability or legal defense expenses that are not covered by insurance or in excess of insurance coverage could reduce our working capital and have a material adverse effect on its business, results of operations and financial condition. Also, the legal effectiveness of our terms and conditions of use is uncertain.

We may become subject to government regulation and legal uncertainties that could reduce demand for our products and services or increase the cost of doing business.

Government regulation and legal uncertainties could increase our costs and risks of doing business on the Internet. There are currently few laws or regulations that specifically regulate commerce on the Internet. Many states regulate unsolicited commercial E-mail and a proposed federal law is pending. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel, taxation and personal privacy are applicable to the Internet. The applications of existing laws, or the adoption of new laws and regulations in the future, that address issues such as user privacy, pricing, taxation and the characteristics and quality of products and services, could create uncertainty in the Internet marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

In September 2003, California adopted a new law SB 186 that may impact the way commercial E-mails are sent on the Internet. The new law goes into effect on January 1, 2004 making it illegal to initiate or advertise in an unsolicited commercial E-mail that is either sent from a computer located in California or to a California E-mail address. Our computer hardware is located in California and we and third party E-mail list vendors we use to advertise our products and services send E-mails to California residents. We are currently evaluating the way we send E-mail advertising to ensure that our business relationship with the recipient and our recipient consent process meets the requirements of the law. We will also need to make sure that these controls are extended to the third party E-mail list vendors we use. Failure to comply with the law could result in substantial per incident penalties. We do not know what legal challenges to the law may occur including equal protection constitutional challenges, challenges based on defining what a California email address is and how a recipient consents to receive E-mails, and challenges based on making advertising that is legal when sent by the U.S. Postal Service illegal if sent by E-mail. This law and other laws or regulations that impact E-mail advertising could harm our business.

If the delivery of Internet advertising on the Web, or the delivery of our E-mail messages, are limited or blocked, demand for our products and services may decline

Our business may be adversely affected by the adoption by computer users of technologies that harm the performance of our products and services. For example, computer users may use software designed to filter or prevent the delivery of Internet advertising or deploy Internet browsers set to block the use of cookies. We cannot assure you that the number of computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of our products and services. In the case that one or more of these technologies becomes widely adopted by computer users, demand for our products and services would decline.

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

The United States has been the target of terrorist attacks in the past and remains the target of armed hostilities both in the United States and abroad. These attacks result in global instabilities in the financial markets, which may in turn contribute to increased volatility in the stock prices of United States publicly traded companies. Furthermore, these attacks may lead to economic instability in the United States, which could adversely affect our revenue.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base interest rate of our variable rate debt. A 1% change in interest rates would increase or decrease our annual interest expense by $23,000.

We place our cash and cash equivalents in banks with high quality standards. Cash investments consist of high quality overnight investments that bear minor exposure to interest rate fluctuations.

Item 4. Controls and Procedures

Overview

On August 22, 2003, the Company restated its’ previously reported quarterly financial results for the first three quarters of fiscal year 2003 because of accounting errors it had previously identified in the Company’s financial statements. As a result of the discovery of the accounting errors, management initiated an internal review of its accounting records and its accounting policies and procedures. In an effort to identify the extent of the accounting errors, and to identify any deficiencies in the Company’s system of controls, management significantly expanded its accounting and finance staff and retained an outside accounting firm to assist in the process. In addition, the Company’s Board of Directors directed the Audit Committee to explore the facts and circumstances giving rise to the restatement as well as to evaluate the Company’s accounting practices, policies and procedures. To assist with the Audit Committee review, the Audit Committee engaged the law firm of Foley & Lardner.

During management’s and the Audit Committee reviews of the Company’s accounting records and procedures, and during the audit of the Company’s financial statements for fiscal year 2003, various deficiencies in the Company’s internal controls were identified. The Company believes such deficiencies were attributable to the following broad factors: insufficient supervision and oversight of the Company’s accounting systems and personnel; a poorly designed, non-integrated accounting system; the rapid growth in the Company’s business operations during the course of fiscal year 2003; difficulties in absorbing and integrating the acquisition of a sizable e-commerce company, ResponseBase LLC, during the third and fourth quarters of fiscal year 2003; the loss of critical personnel; and limited human resources in the Company’s accounting and financial reporting function with which to respond to the Company’s increased business scale and growing complexity.

In response to the matters identified by management’s and the Audit Committee’s reviews, the Company has implemented a number of remedial and other actions designed to improve its accounting and financial reporting procedures and controls. Actions designed to broadly strengthen the functioning and oversight of the accounting function have included:

•	a significant expansion of the resources of the accounting department, nearly doubling the staff size and replacing all accounting personnel with individuals of greater experience;

•	the replacement of the leadership of the department with a new controller who has experience with the challenges of system and business scaling;

•	the appointment of Lawrence R. Moreau, a Certified Public Accountant, to the Company’s Board of Directors and to serve as the Audit Committee Chair; and,

•	the appointment of Thomas J. Flahie, our Chief Financial Officer, to fill the vacancy resulting from the departure of

Joseph Varraveto, who resigned effective August 19, 2003.

The Company also implemented or strengthened specific internal controls, including:

•	the segregation of accounting duties;

•	the reconciliation of all material balance sheet accounts;

•	reorganizing and upgrading its accounting systems and processes and the storing of backup data;

•	requiring enhanced levels of authorization for transactions;

•	limiting access to various accounting modules;

•	improving the processing of transactional documentation;

•	augmenting cash management controls;

•	enhancing inventory controls;

•	redesigning the sales order process;

•	creation of a process for documenting accounting policies and procedures at the time of implementation.

Finally, the Company is continuing to implement a new integrated financial reporting system that is more appropriate to the size and complexity of the Company’s current business operations.

In addition to the foregoing changes, the Company expects to retain an experienced consulting firm to advise the Company on further enhancements to its internal and operational controls based on the COSO framework. The Company also expects to be an early adopter of the internal control attestation requirements of the Sarbanes-Oxley Act of 2002.

Pending full implementation of an integrated financial reporting system, the Company has adopted supplemental control measures to ensure that the financial statements and other financial information included in the reports it files with the Securities and Exchange Commission, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented. The Company expects that full implementation of its integrated financial reporting system will render these supplemental control measures redundant.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing this report under the Securities Exchange Act of 1934, as amended. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. As part of their controls evaluation, the Chief Executive Officer and Chief Financial Officer considered the results to date of the Audit Committee review of the matters leading to the accounting restatement.

Based in part on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, June 30, 2003, our disclosure controls and procedures were not effective to ensure that information the Company is required to disclose in the reports that it files with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

However, based upon an evaluation conducted prior to the filing of this report, on September 19, 2003, including an evaluation of the supplemental controls and the other changes to the Company’s organization and controls implemented to date, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 19, 2003, the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files with the Securities and Exchange Commission, for periods ending subsequent to June 30, 2003, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, on February 14, 2003 Symantec Corporation, a Delaware corporation with its principal place of business in Cupertino, California (“Symantec”), filed a complaint in the United States District Court for the Central District of California naming the Company, our subsidiary eCommerce Transactions, LLC (“ECT”), and two of the Company’s executive officers as defendants (collectively the “eUniverse Defendants”). Symantec alleges claims of trademark and copyright infringement, and related state and common law claims, related to ECT’s marketing and sale of Norton Anti-virus software products. The eUniverse Defendants filed an answer to Symantec’s complaint denying Symantec’s allegations and asserting various affirmative defenses. The eUniverse Defendants tentatively settled this matter in September 2003 by agreeing to make an undisclosed payment to Symantec and agreeing to not sell or advertise Symantec products in the future.

As previously reported, on May 13, 2003 SoftwareOnline.com, Inc., a Washington corporation with its principal place of business in King County, Washington (“SoftwareOnline”), filed a complaint against the Company in the United States District Court for the Western District of Washington at Seattle. The Company had previously entered into a nondisclosure agreement and letter of intent with SoftwareOnline in anticipation of a potential acquisition of SoftwareOnline. SoftwareOnline alleges a breach of the nondisclosure agreement and misappropriation of trade secrets and trade dress related to the Company’s online marketing and sales of downloadable software. SoftwareOnline seeks injunctive relief, actual damages in an amount to be proven at trial, and punitive damages in the amount of $10,000. On June 27, 2003, the Company filed an answer denying SoftwareOnline’s allegations and asserting various defenses. The Company disputes SoftwareOnline’s claims and allegations, believes that they are without merit and intends to vigorously defend itself in this action. There have been no material developments in this matter since the Company’s last report.

As previously reported, on January 31, 2003 Arcade Planet, Inc. (“Arcade Planet”), a California corporation, filed a patent infringement complaint against the Company in the United States District Court for the District of Nevada. The Complaint filed by Arcade Planet alleges that online skill-based gaming services offered by the Company on certain of its websites infringe a patent held by Arcade Planet and entitled the “918 Patent.” On April 9, 2003, the Company filed an answer denying Arcade Planet’s allegations and seeking declaratory judgment from the Court to the effect that the Company has not and does not infringe the 918 Patent and the claims of the 918 Patent are invalid and unenforceable. On July 18, 2003, the court stayed this action until the United States Patent and Trademark Office reexamines a substantial new question of patentability affecting certain claims in question underlying the 918 Patent. The Company disputes Arcade Planet’s claims, believes that they are without merit, and will vigorously defend itself in this matter. There have been no material developments in this matter since the Company’s last report.

As previously reported, on May 13, 2003 Bridgeport Laboratories, LLC d/b/a YourFreeVitamins.com (“Bridgeport”), a Florida limited liability company, filed a complaint against the Company in the Superior Court of Los Angeles, California. Bridgeport alleges that the Company owes $153,000 of unpaid amounts due under a marketing agreement, although plaintiff seeks compensatory damages of in excess of $600,000. On April 1, 2003 the Company filed a verified answer to Bridgeport’s complaint denying Bridgeport’s allegations and filed a cross-complaint for breach of the marketing agreement and is seeking damages of in excess of $500,000. The Company disputes Bridgeport’s claims, believes that they are without merit, and will vigorously defend itself and prosecute its cross-claims in this matter. There have been no material developments in this matter since the Company’s last report.

As previously reported, since May 9, 2003 eight purported stockholder class action lawsuits, which are substantially similar, have been filed against the Company and several current and former Company officers and/or employees in the United States District Court for the Central District of California. In addition, three purported stockholder derivative actions, which are substantially similar, have been filed against various current and former Company directors, officers, and/or employees, one of which was filed in the United States District Court for the Central District of California and two of which were filed in the Superior Court of California for the County of Los Angeles. The Company expects the purported stockholder class action lawsuits and the derivative action filed in the United States District Court for the Central District of California and any additional similar actions will be consolidated into one action. On September 3, 2003 the two derivative actions that were filed in the Superior Court of California for the County of Los

Angeles were consolidated and the plaintiffs were ordered to file a consolidated and amended complaint within 60 days. All of the stockholder lawsuits, which arise out of the Company’s accounting restatement, include varying allegations of, among other things, false and misleading statements regarding the Company’s business prospects and financial condition and performance, sales of Company stock by one Company officer and one former employee, and breach of fiduciary duty. The Company intends to vigorously defend itself in the eight purported stockholder class action lawsuits and to address the purported stockholder derivative actions as appropriate. Defending against existing and potential securities and class action litigation relating to the accounting restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses were ultimately unsuccessful, or if the Company was unable to achieve a favorable settlement, the Company could be liable for large damage awards that could seriously harm our business and results of operations. In September 2003, one of the Company’s insurance carriers agreed that certain claims made in the lawsuits are covered by a directors and officers insurance policy, subject to the limits and other terms and conditions of the policy. The Company cannot predict how much of the ongoing litigation costs or any eventual settlement or judgment, if any, will be reimbursed by this insurance carrier.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Title

3.1	Certificate of Incorporation of eUniverse, Inc. dated October 31, 2002. (1)

3.2	Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002. (1)

3.3	Certificate of Designation of Series B Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002. (1)

3.4	Bylaws of eUniverse, Inc., dated October 31, 2002. (1)

10.1	Second Amended and Restated Secured Convertible Promissory Note dated July 15, 2003, in the principal amount of $1,789,764. (2)

10.2	Second Amended and Restated Secured Convertible Promissory Note dated July 15, 2003, in the principal amount of $500,000. (2)

10.3	Term Sheet #1, by and among eUniverse, Inc., 550 Digital Media Ventures, Inc. and VP Alpha Holdings IV, L.L.C., dated July 1, 2003. (2)

10.4	Term Sheet #2, by and between eUniverse, Inc. and VP Alpha Holdings IV, L.L.C., dated July 1, 2003. (2)

10.5	Secured Note Purchase Agreement, by and between eUniverse, Inc. and VP Alpha Holdings IV, L.L.C., dated July 15, 2003. (2)

10.6	Form of eUniverse, Inc. Series B Preferred Stock Purchase Warrant to be issued to VP Alpha Holdings IV, L.L.C. (2)

10.7	Option Agreement, by and among eUniverse, Inc., 550 Digital Media Ventures, Inc. and VP Alpha Holdings IV, L.L.C., dated July 15, 2003. (2)

10.8	Security Agreement, by and between eUniverse, Inc. and V.P. Alpha Holdings IV, L.L.C., dated July 15, 2003. (2)

10.9	Bonus Repayment Agreement, by and between eUniverse, Inc. and Brad D. Greenspan, dated August 21, 2003. (2)

10.10	Bonus Repayment Agreement, by and between eUniverse, Inc. and Brett C. Brewer, dated August 21, 2003. (2)

10.11	Bonus Repayment Agreement, by and between eUniverse, Inc. and Chris Lipp, dated August 21, 2003. (2)

31	Section 302 certificates of Chief Executive Officer and Chief Financial Officer, adopted pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

32	Certificate of Chief Executive Officer and Chief Financial Officer, adopted pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on January 9, 2003.
(2)	Incorporated by reference to eUniverse, Inc.’s Form 10-K for the year ended March 31, 2003 filed on August 22, 2003.

(b)	Reports on Form 8-K

On May 5, 2003, we reported the engagement of Moss Adams LLP as independent auditor, replacing Merdinger, Fruchter, Rosen & Company, P.C.

On May 7, 2003, we reported the need to restate our financial statements for the second and third quarters of fiscal year 2003 due to the overstatement of revenue and net income. The restatement is material and, therefore, our previously reported results for the first three quarters of fiscal 2003 should not be relied upon.

On May 9, 2003, we reported that we had contacted the staff of the Pacific Regional Office of the United States Securities and Exchange Commission to alert it to the issues raised in the Company’s May 6, 2003 announcement and to pledge full cooperation. The SEC staff informed the Company that an informal inquiry into the matter has been opened. Separately, we reported that Jeffrey C. Lapin has informed the Company that he has resigned from the Company’s Board of Directors.

On May 22, 2003, we reported the postponement of the release of our financial results for the fourth quarter and fiscal year 2003 which originally were expected to be announced on May 22, 2003. The postponement was a result of accounting issues previously disclosed by the Company.

On June 20, 2003, we reported the appointment of Lawrence R. Moreau to our Board of Directors. Separately, we reported the receipt of a NASDAQ staff determination that, due to the NASDAQ staff’s inability to assess our current financial position and determine our ability to sustain compliance with NASDAQ’s continued listing requirements, the Company’s securities are subject to delisting from The NASDAQ SmallCap Market. NASDAQ’s trading halt of the Company’s securities, which began on May 6, 2003, will continue. The Company also reported that six purported shareholder class action lawsuits, which are substantially similar, have been filed against the Company and several current and former Company officers and/or employees. In addition, two purported shareholder derivative actions, which are substantially similar, have been filed against various current and former Company directors, officers, and/or employees.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eUNIVERSE, INC. (Registrant)

By:	/S/ Thomas J. Flahie
Thomas J. Flahie
Chief Financial Officer
(Principal Financial Officer)

Dated: October 7, 2003