Form 10-Q/A
period 2002-06-30
EUNIVERSE INC
filed 2003-11-03
CIK 1088244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

310-215-1001

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of July 31, 2002, there were 24,268,034 shares of eUniverse, Inc. common stock outstanding.

eUNIVERSE, INC.

FORM 10-Q/A

This Form 10-Q/A is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I of Form 10-Q to reflect the restatement of our consolidated financial statements as of and for the three months ended June 30, 2002. We have made no further changes to the previously filed Form 10-Q. This quarterly financial information was previously restated in the Annual Report on Form 10-K filed on August 22, 2003. All information in this Form 10-Q/A is as of June 30, 2002 and does not reflect any subsequent information or events other than the aforementioned restatement and changes to forward-looking statements as a result of the restatement. Item 4. Controls and Procedures details the events leading up to the restatement and the enhancements and remedial actions designed to improve the Company’s accounting and financial reporting procedures and controls. This filing should be read in conjunction with the Company’s Form 10-K for the fiscal year ended March 31, 2003.

FOR THE QUARTER ENDED JUNE 30, 2002

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

eUniverse, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and par value data)

	June 30, 2002	March 31, 2002
	(Unaudited) (Restated)
Assets
Current assets:
Cash and cash equivalents	$6,828	$8,008
Restricted cash	92	—
Accounts receivable (net of allowances for doubtful accounts of $361 and $452)	4,508	5,023
Inventories	332	—
Prepaid expenses	1,279	1,488
Deferred charges and other	532	551

Total current assets	13,571	15,070

Property and equipment, net of accumulated depreciation and amortization	2,530	2,293

Other assets:
Goodwill, net of accumulated amortization	12,273	12,298
Other intangible assets, net of accumulated amortization	4,444	4,577
Deferred charges	59	197
Deposits and other	1,996	143

Total assets	$34,873	$34,578

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,763	$2,254
Accrued expenses	3,697	4,153
Deferred revenue	340	1,034
Current portion of long-term debt	3,482	3,405
Current portion of capitalized lease obligations	594	28

Total current liabilities	9,876	10,874

Long-term debt, less current portion	1,183	3,028
Accrued interest	367	—
Capitalized lease obligations, less current portion	597	—

Total liabilities	12,023	13,902

Shareholders’ equity:
Preferred stock, $0.10 par value; 40,000,000 shares authorized; and 2,872,665 shares issued and outstanding	288	288
Common stock, $0.001 par value; 250,000,000 shares authorized; 23,587,067 and 23,542,219 shares issued and outstanding, respectively	23	23
Additional paid-in capital	68,866	68,766
Accumulated deficit	(46,291)	(48,365)
Treasury stock	(36)	(36)

Total shareholders’ equity	22,850	20,676

Total liabilities and shareholders’ equity	$34,873	$34,578

See Notes to Consolidated Financial Statements

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,
	2002	2001
	(Restated)
Revenues	$10,782	$5,050
Cost of sales	2,164	204

Gross profit	8,618	4,846

Operating expenses:
Marketing and sales	2,798	1,807
Product development	2,069	1,039
General and administrative	2,175	1,483
Amortization of other intangible assets	214	—

Total operating expenses	7,256	4,329

Operating income	1,362	517

Non-operating income (expense):
Interest income	16	—
Interest expense and other financing costs	(125)	(122)
Cancellation of stock options	(452)	—
Gain on extinguishment of debt	1,269	—

Income from operations before income taxes	2,070	395

Income tax expense	4	—

Net income	2,074	395

Accretion of preferred stock redemption value	42	—

Income available to common shares	$2,032	$395

Basic earnings per common share	$0.09	$0.02

Diluted earnings per common share	$0.06	$0.01

Basic weighted average common shares outstanding	23,609,260	18,933,081

Diluted weighted average shares outstanding	32,199,797	30,981,323

See Notes to Consolidated Financial Statements

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months ended June 30,
	2002	2001
	(Restated)
Operating activities
Net income	$2,074	$395
Transactions not requiring cash:
Depreciation	125	107
Amortization of intangible assets	214	—
(Gain) from extinguishment of debt	(1,269)	—
Allowance for doubtful accounts	149	292
Stock and warrants granted to outside consultants and affiliates	—	169
Changes in current assets	170	(885)
Changes in current liabilities	(1,274)	354
Changes in other	111	(81)

Net cash provided by operating activities	300	351

Investing activities
Deposits and other	(1,853)	—
Purchases of fixed assets	(270)	(69)
Purchases of intangible assets	—	(400)

Net cash used in investing activities	(2,123)	(469)

Financing activities
Proceeds from capital leases	1,183	—
Repayment of capital leases	(123)	—
Advances to investors	—	(100)
Repayment of long-term notes	(516)	—
Proceeds from issuance of stock options	99	—

Net cash provided (used) by financing activities	643	(100)

Change in cash and cash equivalents	(1,180)	(218)
Cash and cash equivalents, beginning of period	8,008	219

Cash and cash equivalents, end of period	$6,828	$1

Cash paid during the year for:
Interest	$38	$—

Income taxes	$—	$—

See Notes to Consolidated Financial Statements

	Three Months Ended June 30,
	2002	2001
OTHER NON-CASH FINANCIAL ACTIVITIES

Stock issued in connection with acquisitions
Acquisition Gamer’s Alliance	—	404
Acquisition of Ratedfun.com	—	19
Stock issued to employees	—	25
Warrants issued in connection with services performed and to be performed (1)	—	473
Shares cancelled in payment of amounts due from employees	—	(34)
Shares issued to Isosceles (2)	—	213
Capital lease obligations for software and hardware equipment	1,276	—

(1)	The Company agreed to a two year investor relations services agreement that commenced on April 4, 2001. As consideration for these services, the Company issued warrants for 300 thousand shares of the Company’s common stock with an exercise price of $1.25. The warrants have been valued at $473 thousand in the financial statements using the Black-Scholes model with a risk-free rate of 5.75%, a volatility of 128% with no expected dividend yield and a life of two years. The warrants expire on April 3, 2003.
(2)	Shares issued in satisfaction of settlement agreement February 2, 2002 with the Isosceles Fund Limited.

eUNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 and 2001

1. ORGANIZATION AND LINE OF BUSINESS

eUniverse, Inc. (the “Company”, “we” or “our”) is a Nevada Corporation engaged in developing and operating a network of websites providing entertainment-oriented content and certain proprietary products and services. During the reporting period, the Company had two primary reporting segments: (1) Media/Advertising, and (2) Products and Services. The Company conducts operations from facilities located in Los Angeles, CA; New York, NY and Mount Vernon, WA. The financial statements being presented include the accounts of eUniverse, Inc. and its wholly owned subsidiaries. Prior to fiscal year 2002, the Company engaged in sales of audio CDs, videotapes (VHS), and digital videodisks (“DVDs”) over the Internet. This business was discontinued in October 2000. All significant inter-company transactions and balances have been eliminated in consolidation.

2. RESTATEMENT

On August 22, 2003, the Company restated its previously reported quarterly financial results for the first three quarters of the year ended March 31, 2003 (“fiscal year 2003”) because of accounting errors it had identified in the Company’s financial statements (the “Restatement”). As a result of the discovery of the accounting errors, management and the Audit Committee initiated an internal review of its accounting records and its accounting policies and procedures. In an effort to identify the extent of the accounting errors, and to identify any deficiencies in the Company’s system of internal controls that gave rise to the errors, management significantly expanded its accounting and finance staff and retained an outside accounting firm to assist in the process. The Company’s Board of Directors also directed the Audit Committee of the Board to explore the facts and circumstances giving rise to the Restatement as well as to evaluate the Company’s accounting practices, policies and procedures (the “Audit Committee review”). During management’s and the Audit Committee reviews of the Company’s accounting records and procedures, and during the audit of the Company’s financial statements for fiscal year 2003, a variety of deficiencies in the Company’s internal controls were identified. We believe such deficiencies were attributable to the following broad factors: insufficient supervision and oversight of the Company’s accounting systems and personnel; a poorly designed, non-integrated accounting system; the rapid growth in the Company’s business operations during fiscal year 2003; difficulties in absorbing and integrating the acquisition of a sizable e-commerce company, ResponseBase, during the third and fourth quarters of fiscal year 2003; the loss of critical personnel; and, limited human resources in our accounting and financial reporting function with which to respond to the Company’s increased business scale and growing complexity.

As a result of these items, for the three-month period ended June 30, 2002, the Company has reduced its previously reported revenue by approximately $630 thousand, and decreased its net income by approximately $418 thousand and decreased its basic earnings per share to $0.9 from $0.11.

Following are reconciliations of the Company’s balance sheet, statement of operations and cash flows from financial statements previously filed to these restated financial statements. The reported amounts in the following statements of operations include the reclassification of certain items to conform to the presentation for the year ended March 31, 2003. These reclassifications had no effect on previously reported net income. Certain fees paid to third parties for media space, license agreements, and ad revenue-sharing arrangements, which had previously been included in cost of sales are reflected in marketing and sales expenses. In addition, credit card fees, which had previously been included in general and administrative expense, have been reclassified to cost of sales.

eUniverse, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(In thousands, except share and par value data)

	June 30, 2002
	As reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$7,284	$(456)	$6,828
Restricted cash	—	92	92
Accounts receivable (net of allowances for doubtful accounts of $361)	5,083	(575)	4,508
Inventories	332	—	332
Prepaid expenses	1,736	(457)	1,279
Deferred charges and other	532	—	532

Total current assets	14,967	(1,396)	13,571

Property and equipment, net of accumulated depreciation and amortization	2,473	57	2,530

Other assets:
Goodwill, net of accumulated amortization	12,333	(60)	12,273
Other intangible assets, net of accumulated amortization	4,588	(144)	4,444
Deferred charges	59	—	59
Deposits and other	1,724	272	1,996

Total assets	$36,144	$(1,271)	$34,873

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,984	$(221)	$1,763
Accrued expenses	4,736	(1,039)	3,697
Deferred revenue	485	(145)	340
Current portion of long-term debt	3,039	443	3,482
Current portion of capitalized lease obligations	510	84	594

Total current liabilities	10,754	(878)	9,876

Long-term debt, less current portion	1,164	19	1,183
Accrued interest	—	367	367
Capitalized lease obligations, less current portion	538	59	597

Total liabilities	12,456	(433)	12,023

Shareholders’ equity:
Preferred stock, $0.10 par value; 40,000,000 shares authorized; 2,872,665 shares issued and outstanding	287	1	288
Common stock, $0.001 par value; 250,000,000 shares authorized; 23,587,067 and 23,542,219 shares issued and outstanding, respectively	24	(1)	23
Additional paid-in capital	69,497	(632)	68,865
Deferred stock compensation cost	(212)	212	—
Accumulated deficit	(45,872)	(418)	(46,290)
Treasury stock	(36)	—	(36)

Total shareholders’ equity	23,688	(838)	22,850

Total liabilities and shareholders’ equity	$36,144	$(1,271)	$34,873

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30, 2002
	As reported and reclassified	Adjustments	Restated
Revenues	$11,412	$(630)	$10,782
Cost of sales	2,600	(436)	2,164

Gross profit	8,812	(194)	8,618

Operating expenses:
Marketing and sales	2,089	709	2,798
Product development	2,089	(20)	2,069
General and administrative	2,559	(385)	2,174
Amortization of other intangible assets	187	27	214

Total operating expenses	6,924	331	7,255

Operating income	1,888	(525)	1,363

Non-operating income (expense):
Interest income	11	5	16
Interest expense and other financing costs	(155)	30	(125)
Cancellation of stock options	(452)	—	(452)
Gain on extinguishment of debt	1,242	27	1,269

Income from continuing operations before income taxes	2,534	(463)	2,071

Income tax expense	—	4	4

Income from continuing operations	2,534	(459)	2,075

Discontinued operations:
Loss from operations of discontinued segment	(41)	41	—

Net income	2,493	(418)	2,075

Accretion of preferred stock redemption value	—	42	42

Income available to common shares	$2,493	$(460)	$2,033

Basic earnings per common share	$0.11	$(0.02)	$0.09

Diluted earnings per common share	$0.08	$(0.02)	$0.06

Basic weighted average common shares outstanding	23,609,260		23,609,260

Diluted weighted average shares outstanding	32,199,797		32,199,797

3. ACCOUNTING POLICIES

Interim financial information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with United States generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended March 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

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

Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas in particular that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, the two primary approaches used are the discounted cash flow method and market comparison method. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

Principles of consolidation

The financial statements include the accounts of eUniverse, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Equity investments and investments in joint ventures in which we own at least 20% of the voting securities are accounted for using the equity method, except for investments in which the Company is not able to exercise significant influence over the investee, in which case, the cost method of accounting is used. Investments in which the Company owns in excess of 50% are consolidated for financial reporting purposes.

Restricted cash and deposits

At June 30, 2002, the Company has $0.1 million of funds held by the bank as a reserve against any possible chargebacks/returns on credit card transaction related to customer disputes, that are not offset against the Company’s daily sales deposit activity. This amount is reflected as restricted cash.

The Company also has approximately $1.3 million in certificates of deposit which collateralize operating and capital lease obligations. These amounts are classified as long term deposits.

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

Revenue recognition

The Company recognizes service revenue upon fulfillment and delivery of customer’s advertising. Additionally, the Company derives revenue from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned.

The Company also earns revenue from services and electronic commerce transactions, including sales of products and services. Service revenue includes fees from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Service revenue also includes fees from the sale of non-refundable dating credits, which are recognized at the time of purchase. These credits are utilized in the Company’s dating service. Electronic commerce transactions include, but are not limited to, sales of laser and inkjet printer supplies. For these transactions, the Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. Fulfillment for these products is outsourced to an independent third party.

Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid. During the quarters ended June 30, 2002 and 2001, the Company recorded $488 thousand and $325 thousand as bartered advertising revenue, respectively.

Inventory

Inventory is composed of inkjet and laser printer cartridges and various consumer merchandise, primarily digital cameras and other electronic products. Inventories are held by unrelated third parties who operate the Company’s order fulfillment. Inkjet and laser printer cartridge inventory is purchased and title is transferred to the Company automatically as orders are accepted from customers. All other inventories are purchased from suppliers and title transferred upon receipt of goods.

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

Intangible assets

Intangible assets consist of goodwill, customer lists, and domain names. Excess cost over the fair value of net assets acquired (or goodwill) was amortized on a straight-line basis over 5 years effective January 1, 2001. These assets will be assessed for impairment annually or upon an adverse change in operations and are being amortized on a straight-line basis over a period of 2 to 5 years. Through December 31, 2000 goodwill and domain names were amortized over 10 years. Effective April 1, 2001, the Company adopted SFAS 141 and SFAS 142. Should events or circumstances occur subsequent to the acquisition of a business, which bring into question the realization or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company’s principal consideration in determining an impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and future operating income of that specified group of assets and expected undiscounted cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by discounted future cash flows.

Advertising costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the three months ended June 30, 2002 and 2001 advertising expense amounted to $186 and $426 thousand respectively. The Company had no direct-response advertising during the periods presented.

Earnings per share

Basic earnings per share is computed as net income less accretion of the Series A redeemable convertible preferred stock divided by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the three months ended June 30, 2002, 1,467 thousand stock options have been excluded from the computation of diluted earning per share because their effect is currently anti-dilutive.

4. MAJOR CUSTOMERS

In the quarter ended June 30, 2002, approximately 13% of the Company’s revenues resulted from five customers ranging from 2% to 3% of revenues each. In the quarter ended June 30, 2001, approximately 52% of revenues were generated from the top five customers.

5. AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

The net carrying value of goodwill and other intangibles recorded through acquisitions is $16,717 thousand and $16,875 thousand as of June 30, 2002 and March 31, 2002, respectively. Effective April 1, 2001, the Company adopted SFAS 141 and SFAS 142. These assets are now assessed for impairment at least annually or upon an adverse change in operations. The assets were amortized on a straight-line basis over two to five years beginning January 1, 2001. Prior to that date, the Company amortized goodwill and other intangibles on a straight-line basis over ten years. Since March 31, 2002, the Company has not noted any material adverse events that could cause an impairment of the net carrying value of goodwill or other intangible assets as of June 30, 2002.

Goodwill in the amount of approximately $12,273,000 at June 30, 2002 is not amortized.

Other Intangibles consist primarily of the cost of website domain names and customer lists acquired (in thousands):

	June 30, 2002	March 31, 2002
Customer lists	$1,393	$1,393
Domain names	1,740	1,740
License agreements	315	315
Websites	1,574	1,574
Other	260	204

	5,282	5,226
Less: accumulated amortization	(838)	(649)

Other Intangibles, net	$4,444	$4,577

The intangible assets categorized above, valued at the lesser of historical cost or current fair valued based on management’s judgment, are being amortized on the straight-line over the period of three to seven years. Amortization expense for goodwill and intangible assets for the three months ending June 30, 2002 and 2001 was approximately $214 thousand and $0, respectively.

6. FIXED ASSETS

Fixed assets, at cost, consist of the following (in thousands):

	June 30, 2002	March 31, 2002
Furniture and fixtures	$27	$27
Computers and equipment	1,647	2,568
Equipment under capital lease	1,279	—
Leasehold improvements	4	—
Purchased software	262	262

	3,219	2,857
Less: accumulated depreciation	(689)	(564)

Fixed assets, Net	$2,530	$2,293

Depreciation expense for the three months ended June 30, 2002 and 2001 was $125 and $107 thousand, respectively.

7. PREPAID EXPENSES

Prepaid expenses consist of cash payments made in advance for marketing or other services to be rendered as follows:

	June 30, 2002	March 31, 2002
Co-marketing agreement shares	$327	$327
eGames earnout advance	300	300
Marketing expenses	359	107
Investment banking expenses	23	23
Investor relations expenses	10	10
Licensing agreements	188	242
Insurance, advances & other	67	142
Consulting fees	5	—
Inventory	—	337

Total	$1,279	$1,488

8. DEFERRED CHARGES

Deferred charges consist of the unamortized fair value of warrants or options issued principally in connection with the securing of financing and investor relations services. Options issued to advertising affiliates for continued online advertising services are also included. All such options and warrants have been valued using the Black-Scholes method option pricing model (see also Note 14 - Warrants). (In thousands)

	June 30, 2002	March 31, 2002
Warrants:
Granted for services	$591	$748

	591	748

Less: Non-current portion	(59)	(197)

Total	$532	$551

9. SHORT-TERM NOTES PAYABLE

Short-term notes payable consist of the following (in thousands):

	June 30, 2002	March 31, 2002
Notes payable:
550 Digital Media Ventures - Affiliate (Sony) (1)	$2,290	$2,290
FunBug	200	80
Funny Greetings (3)	394	394
Saggi Capital	450	450
SFX Entertainment, Inc. (2)	253	313

	3,587	3,527
Less: Discount on FunnyGreetings Note	(105)	(122)

Total	$3,482	$3,405

(1)	Due to Sony subsidiary 550 Digital Media Ventures on March 31, 2003. The note is convertible to common or preferred stock subject to certain conditions and is collateralized by a blanket lien on the assets of the Company. The note accrues interest at the prime rate plus 2%.

(2)	In January 2002, the payment terms of this note were extended to January 1, 2004 from August 26, 2002. The note is collateralized by 2,600,000 shares of common stock owned by Brad D. Greenspan. Principal and interest payments are quarterly over the life of the note with an effective interest rate of 18.51%.
(3)	In July 2001, the Company amended its agreement with an employee for the purchase of Funnygreetings.com. Under the prior agreement, the Company was obligated to pay $2 million. Under the new agreement, the Company reduced the obligation to $1.2 million, less $86 thousand already received by the seller, and restructured the payment terms as described below. The Company made an additional payment of $130 thousand in connection with Company financing which closed October 23, 2001 with 550 Digital Media Ventures as previously reported. The remaining balance of $984 thousand is payable in thirty monthly installments subject to certain advertising revenues being achieved on the Funnygreetings.com Web site. Whenever revenue performance is not achieved in a given month, the monthly payment is reduced to a minimum of $20 thousand. The total current portion of this debt is $394 thousand. The remaining long term portion of this note is $271 thousand.

10. LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following (in thousands):

	June 30, 2002	March 31, 2002
Notes Payable:
Deb’s Fun Pages (1)	$287	$287
FunBug	—	120
FunnyGreetings (2)	271	353
FunPageLand (1)	113	113
JustSayWow(1) (3)	—	951
Send4Fun(1) (3)	—	712
SFX Entertainment, Inc. (4)	512	492

Total	$1,183	$3,028

(1)	As of March 1, 2001, the Company entered into settlements of amounts due pursuant to agreements and promissory notes with certain existing employees that had developed websites as listed above and related content for the Company. Obligations were settled by entering into promissory notes having a term of 30 months and with the entire principal due on September 1, 2003. Interest accrues at 8% with payments of interest only payable at different dates for the various notes through September 2003. The note holders have the right at any time to convert the unpaid balance of the note into shares of unregistered, restricted common stock of the Company at $6 per share.
(2)	In July 2001, the Company amended its agreement with an employee for the purchase of Funnygreetings.com. Under the prior agreement, the Company was obligated to pay $2 million. Under the new agreement, the Company reduced the obligation to $1.2 million less $86 thousand already received by the seller. The Company made an additional payment of $130 thousand in connection with Company financing which closed October 23, 2001 with 550 Digital Media Ventures as previously reported. The remaining balance of $984 thousand shall be payable in thirty monthly installments subject to certain advertising revenues being achieved on the Funnygreetings.com web site. In the event revenue performance is not achieved in a given month, the monthly payment is reduced to $20,000. The total current portion of this debt is $394 thousand. The remaining long term portion of this note is $271 thousand.
(3)	In June 2002, the Company recognized a gain from the early retirement of the principal and related accrued interest. This retirement of debt resulted in the Company recognizing a gain of approximately $1,269 thousand.
(4)	In January 2002, the payment terms of this note were extended to January 1, 2004 from August 26, 2002. The note is collateralized by 2,600,000 shares of common stock owned by Brad D. Greenspan. Principal and interest payments are quarterly over the life of the note with an effective interest rate of 18.51%.

11. CAPITALIZED LEASE OBLIGATIONS

On May 3, 2002, the Company entered into a 24 month master lease and security agreement to borrow $1.1 million from Transamerica Equipment Financial Services Corporation for the sales leaseback of certain equipment necessary to run the eUniverse network of websites. The lease rate excluding applicable sales taxes is $53 thousand per month and is secured by an $825 thousand letter of credit, or 75% of the principal due at the origination of the lease.

The following is a schedule of minimum payments under capitalized leases and the present value of future minimum rentals for future years ending March 31, (in thousands):

2003 (remaining nine months)	$534
2004	702
2005	111

Total minimum lease payments	1,347
Less: Amounts representing interest	(156)

Present value of net minimum lease payments	1,191
Less: Current portion of capitalized lease obligations	(594)

Long-term capitalized lease obligations	$597

Equipment with a cost basis of $1,279 thousand is collateral for the obligations under capital leases. During fiscal year 2003, the Company entered into several sale-leaseback transactions for computer equipment. Under the terms of the agreements, the Company, as lessee, is required to maintain the equipment and provide public liability insurance coverage in the minimum amount of $1 million. As additional security relating to the sale-leaseback of equipment, the Company is required to maintain an $825 thousand irrevocable standby letter for the first twelve months of the lease term and $413 thousand for the remaining twelve months of the lease term.

12. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2002	March 31, 2002
Professional services	$—	$758
Acquisition payments	454	398
Compensation	799	869
Affiliate payments	41	212
Marketing	—	58
Interest	45	486
Royalties	487	487
Sales tax	251	—
Legal settlement	312	—
Sales returns	427	—
Customer deposit	163	—
Stock option buyout	452	—
Other	266	885

Total	$3,697	$4,153

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various facilities under non-cancelable operating lease agreements that expire within the next five years. Future minimum lease payments under these non-cancelable operating leases at June 30, 2002 are as follows (in thousands):

Years ending March 31,
2003 (remaining nine months)	$656
2004	1,174
2005	1,042
2006	714
2007	—

$3,586

On May 6, 2002, the Company entered into an agreement to sublease additional office space for its new headquarters in Los Angeles, CA. The agreement expires May 6, 2006. The rental rate is $44,613 per month with 3% annual escalation through the expiration date.

Rent expense for the three months ended June 30, 2002 and 2001was $254 thousand and $114 thousand, respectively.

Litigation

As previously disclosed, on July 6, 2001, Adolph Komorsky Investments, Inc. (“AKI”), an Illinois corporation with its principal place of business in Tarrytown, New York, filed a complaint against the Company in the Supreme Court of the State of New York, County of Westchester. AKI alleges that the Company breached a consulting agreement with AKI by failing and refusing to pay AKI cash and warrant consideration called for under the agreement. The Company denies AKI’s allegations and has asserted defenses to the claims including the failure of AKI to perform its obligations under the consulting agreement, which the Company formally terminated on June 29, 2001, approximately 45 days after the effective date of the agreement. There have been no material developments in this matter since the Company’s last filing.

14. EQUITY COMPENSATION PLAN

Stock Options

Under the Company’s 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 9 million shares of common stock have been reserved for issuance under the Plan. Typically, options granted under the plan will vest ratably over 3 years with 1/3 vesting after 12 months and the remaining vesting in 1/8 increments each 3 months thereafter. During the quarter ended June 30, 2002, the Company issued 97 thousand shares with exercise prices ranging from $4.27 to $5.41. As of June 30, 2002, 8,249 thousand options were outstanding at a weighted average price of $3.13 and 3,729 thousand were exercisable at a weighted average price of $3.68.

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

In June of 2002, the Company agreed to pay approximately $452 thousand to various stock option holders in exchange for the cancellation of approximately 925 thousand options. (See Note 16 -Subsequent Events).

Warrants:

The Company has granted warrants to purchase common stock in connection with debt and services.

Warrants outstanding and exercisable as of June 30, 2002 were 2,268 thousand; with exercise prices ranging from $1.00 to $5.10 per share.

15. SEGMENT INFORMATION

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

Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

Three Months Ended June 30, 2002:

	Media/Advertising	Products and Services	Total
Revenues	$5,699	$5,083	$10,782
Gross profit	$5,699	$2,919	$8,618

(16) SUBSEQUENT EVENTS

On July 12, 2002, the Company paid for agreement to cancel options granted to certain option holders. Approximately 925 thousand options were cancelled with a charge of approximately $452 thousand.

On July 3, 2002, the Company was refunded a deposit of $460 thousand in connection with a possible acquisition that was not consummated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for the current quarter reflect the consolidated operations of eUniverse, Case’s Ladder (effective from May 30, 1999), VIZX Corporation (effective from November 20, 2001), eCommerce Transactions (effective from June 12, 2001), Indimi LLC (effective from July 13, 2001), North Plains LLC (effective from May 13, 2001), and Ultra Conversions, LLC (effective from May 15, 2002). Results for the comparable period in 2001 include only those of eUniverse, Case’s Ladder, and Gamer’s Alliance. Gamer’s Alliance ceased operations during the quarter ended June 2001.

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

RESULTS OF OPERTIONS

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Net Revenues

In the quarter ended June 30, 2002 (“current quarter”), approximately 50% of the Company’s revenues were derived from paid third party advertising and the remaining 50% of revenue coming from the Products and Services segment, which was launched in June, 2001. During the quarter ended June 30, 2001, 100% of the Company’s revenues from continuing operations were derived from paid third party advertising. The Company is continuing to pursue its strategy of diversifying its revenues by introducing and enhancing various proprietary products and services. Management of the Company believes that the percentage of revenue generated from the Products and Services segment will continue to increase and that this segment will eventually become the dominant revenue driver of the Company.

Products and Services segment revenues are derived primarily from subscriptions, merchandise sales and fees charged for activity based games and other items. The Company’s third party advertising commitments range from one week to three months with revenue derived from Cost Per Click (CPC), Cost Per Impressions (CPM) and Cost Per Acquisition (CPA) agreements with its customers.

Services revenues include fees from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Service revenues also include fees from the sale of non-refundable dating credits, which are recognized at the time of purchase. These credits are utilized in the Company’s dating service. The Company launched an online dating site called Cupid Junction in June 2001 as a first step in diversifying the revenue base beyond advertisement. Cupid Junction sells packages of credits to use to contact desired members. Electronic commerce transactions include product sales for items such as laser and inkjet printer supplies. For these transactions, the Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. Product fulfillment is outsourced to independent third parties.

Revenues from barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid.

We recognize as revenues the amount paid to us upon the delivery and fulfillment of advertising, provided that the collection of the resulting receivable is probable.

	Three Months Ended June 30,
	2002	2001	$ Change	% Change
	(in thousands)
Revenues
Media / Advertising	$5,699	$5,050	$649	13%
Products and Services	5,083	—	5,083	*

Total Revenues	$10,782	$5,050	$5,732	114%

*	Not meaningful

Net Revenue. Net revenue increased to $10.8 million for the quarter ended June 30, 2002 from $5.1 million for the quarter ended June 30, 2001, an increase of $5.7 million. The increase is due primarily to the introduction of the Products and Services segment which contributed 89% of the overall increase. The revenues produced from this segment were primarily from recurrent transaction products (e.g. ink jet cartridges), subscription-based services (e.g. dating, fitness, premium memberships) and the sale of impulse merchandise. The Company plans to continue to add to and upgrade its product and service offerings during fiscal year 2003.

Revenues from Media and Advertising increased approximately 13% to $5.7 million due primarily to an increase in available advertising space, from newly launched and acquired sites, and an increase in the overall yield from available advertising inventory.

The Company expects that revenue from the Products and Services segment will continue to increase as a percentage of overall revenues during fiscal year 2003. Management plans to continue to allocate a greater percentage of available advertising inventory to promote proprietary Company products and services. Consequently, revenue growth from Media/Advertising may slowdown considerably during fiscal year 2003.

Revenue also includes barter and non-cash advertising where we exchange advertising on our sites for similarly valued online advertising or other services. The barter value was $488,000, or 4.5% of total revenue, for the current quarter. The Company’s barter and non-cash advertising constituted $325,000, or 6.4% of total revenue, in the quarter ended June 30, 2001. The Company typically uses barter transactions to test prospective media/advertising purchases or sales campaigns.

Cost of Sales and Operating Costs

Our cost of sales and operating costs were as follow:

	Three months ended June 30,
	2002	2001	$ Change	% Change
	(in thousands)
Cost of sales	$2,164	$204	$1,960	961%
Operating costs:
Marketing and Sales	2,798	1,807	991	55%
Product development	2,069	1,039	1,030	99%
General and administrative	2,175	1,483	692	47%
Amortization of other intangible assets	214	—	214	*

Total cost of sales and operating costs	$9,420	$4,533	$4,887	108%

*	Not meaningful

Cost of Sales. Cost of sales consists primarily of the cost of products for the commerce offerings within the Products and Services segment, license arrangements, shipping costs and credit card merchant fees. For the three months ended June 30, 2002, cost of revenues increased 961% to $2.2 million, or 20% of total revenues from $204 thousand, or 4% of total revenues for the three months ended June 30, 2001. The increase was mainly due to costs of the Products and Services segment.

The Company expects cost of revenues to continue to increase as a percentage of overall revenues as the Products and Services segment continues its rapid growth. Cost of revenues may increase to as much as 25% to 30% of overall revenues during fiscal year 2003.

Marketing and sales. Marketing and sales costs consist primarily of promotional and advertising costs, personnel costs, commissions, agency and consulting fees, and allocated overhead for facilities and other costs. The Company has a direct sales force that sells our inventory of advertisements to advertisers and advertising agencies.

Marketing and Sales costs increased by 55% to $2.8 million, or 26% of total revenues, for the current quarter, from $1.8 million, or 36% of total revenues, for the comparable quarter last year. The increase was due to increases in promotional and advertising costs, facilities costs, marketing consulting costs and compensation costs.

During fiscal year 2003, we plan to expand our direct sales, marketing and customer care teams to increase customer retention and drive new revenue growth. The core strategy of the Company is to develop a longer-term relationship with its customers and enhance the lifetime value of each consumer and advertiser relationship. The Company expects that marketing and sales costs will increase in absolute terms and as a percentage of overall revenue.

Product Development. Product development expenses consist of payroll and related expenses, Web hosting, consulting services and allocated overhead costs for the following: (1) developing and maintaining the company’s websites, (2) developing and maintaining key proprietary technology, and (3) developing proprietary products and services.

Product and development costs increased to $2.1 million for the three months ended June 30, 2002 from $1 million for the three months ended June 30, 2001.

General and Administrative. General and administrative expenses consist of payroll and related expenses for executive, finance, legal, human resources and administrative personnel; recruiting; outside legal and other professional fees; and other general corporate expenses.

General and administrative costs increased by 47% to $2.2 million, or 20% of total revenues, for the current quarter, from $1.5 million, or 29% of total revenues, for the comparable quarter last year. The increase was due to growth in the number of management, legal and finance personnel, expansion of facilities and computer systems, and an increase in legal and accounting services to support the growth of our operations and infrastructure.

For fiscal year 2003, the Company anticipates that general and administrative costs will decline as a percentage of revenues as the business obtains further economies of scale in this area.

Amortization of Goodwill and other Intangible assets. For the quarter ended June 30, 2002, amortization of intangibles amounted to approximately $0.2 million, including a change from indefinite life to a definite life of 7 years for intangible assets associated with the Flowgo Network.

The Company adopted FAS141 and FAS142 effective April 1, 2001. In accordance with the new accounting standards, the Company will evaluate the purchased goodwill and other intangible amounts for potential impairment on an at least an annual basis or upon the occurrence of a material adverse event in accordance with FAS141 and FAS142. Amortization of acquisition-related intangible assets for the quarter ending June 30, 2002 reflects the stock acquisitions of Infobeat and VIZX and the asset acquisitions of FunnyGreetings, Spreading Joy, FunOne, Send4Fun, Flowgo Network, and certain customer name lists.

Interest and Other Income and Other Non-Operating Expense

	Three Months ended June 30,
	2002	2001	% Change
	(in thousands)
Interest income	$16	$—	*
Interest and other financing expenses	(125)	(122)	2.46%
Cancellation of stock options	(452)	—	*
Gain on extinguishment of debt	1,269	—	*

The Company paid approximately $452 thousand to various stock option holders for the cancellation of approximately 925 thousand options. During the current quarter, the Company into an agreement for the retirement of approximately $1.7 million of long-term notes payable, resulting in a gain on extinguishment of debt of approximately $1.3 million.

Income Taxes

Due to operating losses incurred since inception, we did not record a provision for income taxes for the year ended March 31, 2002. As of March 31, 2002, the balance of net deferred tax assets was approximately $8.6 million. Utilization of the Company’s net operating loss carry forwards, which begin to expire in 2020, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding recovery of the deferred tax assets, the Company has provided a valuation allowance on deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Since its inception in April 14, 1999, the Company has satisfied its cash requirements from a combination of private placements of equity securities, short-term loans and cash flow from operations.

For the current quarter, net cash generated from operating activities was approximately $300 thousand compared to $351 thousand in the quarter ended June 30, 2001.

During the remainder of fiscal year 2003, the Company intends to continue to invest in staff and technology that may cause net operating cash flows to fluctuate from quarter to quarter.

Net operating cash flows for the current quarter consist of $2.1 million in net income and non-cash expenses, including depreciation and amortization of $339 thousand. These sources of operating cash flow were offset by the non-cash gain from the extinguishment of debt and a decrease in current liabilities of $1.3 million.

In the quarter ended June 30, 2001, net operating cash flows consist of $395 thousand of net income, an increase in the allowance for uncollectible accounts of $292 thousand, amortization of stock and warrants granted to consultants and affiliates of $169 thousand, depreciation of $107 thousand and a net increase in current liabilities of $354 thousand. These increases in operating cash flows were partially offset by an increase in current assets of $885 thousand

For the current quarter, net cash used in investing activities was $2.1 million compared to $469 thousand for the comparable quarter last year. Investing activities included fixed assets purchased of $270 thousand to support growth in sales traffic requirements and the number of staff and restricted cash deposits of approximately $1.3 million as security for capital lease and operating lease obligations.

Net cash used in investing activities was $469 thousand for the quarter ended June 30, 2001. In the three months ended June 30, 2001, $400 thousand was used to purchase a database of subscribers, and the remainder for the purchase of computers and other fixed assets.

Net cash provided by financing activities was $643 thousand in the current quarter. This resulted from the proceeds of a two year capitalized lease obligation of $1.1 and proceeds from issuance of stock options, of $99 thousand, partially offset by repayment of capital leases of $123 thousand and repayment of long-term debt of $516 thousand.

Net cash used in the quarter ended June 30, 2001 of $100 thousand was due to the repayment of an advance made from an investor.

In the current quarter, the Company entered into a settlement agreement with certain website developers to retire approximately $1.7 million of debt and related accrued interest for $403 thousand resulting in a non-cash gain of $1,269 thousand. Other non-cash activity included the conversion of $450 thousand of debt and related accrued interest into shares of Company common stock.

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

Contractual Obligations

We have an outstanding note payable with an affiliate, as well as various non-affiliated notes payables, maturing at various dates through March 2005. We lease facilities and equipment under various capital and operating lease agreements with various terms and conditions, expiring at various dates through 2005.

Our material contractual obligations at June 30, 2002 are as follow (in thousands):

	Payments Due by Period
	Total Amounts Committed	9 Months Ended March 31, 2003	2004	2005	Thereafter
Contractual Obligations

8% Convertible Note payable for acquisition of Deb’s Fun Pages	$287	$—	$287	$—	$—
8% Convertible Note payable for acquisition of Fun Page Land	113	—	113	—	—
Note payable for acquisition of Funbug.com	200	200	—	—	—
Note payable for acquisition of Funnygreetings.com	560	289	271	—	—
Note payable with interest accruing at prime plus 2% (Sony)	2,290	2,290	—	—	—
Note payable with effective rate of 9.7% (SFX Entertainment, Inc.)	765	253	512	—	—
Note payable to Saggi Capital	450	450	—	—	—
Capital lease obligations	1,191	594	597	—	—
Operating lease obligations	3,586	656	1,174	1,042	714

Total contractual obligations	$9,442	$4,732	$2,954	$1,042	$714

ITEM 4. Controls and Procedures

Overview

On August 22, 2003, the Company restated its previously reported quarterly financial results for the first three quarters of fiscal year 2003 because of accounting errors it had previously identified in the Company’s financial statements. As a result of the discovery of the accounting errors, management initiated an internal review of its accounting records and its accounting policies and procedures. In an effort to identify the extent of the accounting errors, and to identify any deficiencies in the Company’s system of controls, management significantly expanded its accounting and finance staff and retained an outside accounting firm to assist in the process. In addition, the Company’s Board of Directors directed the Audit Committee to explore the facts and circumstances giving rise to the restatement as well as to evaluate the Company’s accounting practices, policies and procedures. To assist with the Audit Committee review, the Audit Committee engaged the law firm of Foley & Lardner.

During management’s and the Audit Committee’s reviews of the Company’s accounting records and procedures, and during the audit of the Company’s financial statements for fiscal year 2003, various deficiencies in the Company’s internal controls were identified. The Company believes such deficiencies were attributable to the following broad factors: insufficient supervision and oversight of the Company’s accounting systems and personnel; a poorly designed, non-integrated accounting system; the rapid growth in the Company’s business operations during the course of fiscal year 2003; difficulties in absorbing and integrating the acquisition of a sizable e-commerce company, ResponseBase LLC, during the third and fourth quarters of fiscal year 2003; the loss of critical personnel; and limited human resources in the Company’s accounting and financial reporting function with which to respond to the Company’s increased business scale and growing complexity.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing this report under the Securities Exchange Act of 1934, as amended. This evaluation was done under the supervision and with the participation of management, including our Principal Executive Officer and our Chief Financial Officer. As part of their controls evaluation, the Principal Executive Officer and Chief Financial Officer considered the results to date of the Audit Committee review of the matters leading to the accounting restatement.

Based in part on the foregoing, the Company’s Principal Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, June 30, 2002, our disclosure controls and procedures were not effective to ensure that information the Company is required to disclose in the reports that it files with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

However, based upon an evaluation conducted prior to the filing of this report, on October 10, 2003, including an evaluation of the supplemental controls and the other changes to the Company’s organization and controls implemented to date, the Company’s Principal Executive Officer and Chief Financial Officer have concluded that, as of October 10, 2003, the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files with the Securities and Exchange Commission, for periods ending subsequent to June 30, 2003, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

eUNIVERSE, INC. Registrant

Dated: October 30, 2003	By	/s/ Thomas J. Flahie
Thomas J. Flahie
Chief Financial Officer
(Principal Financial and Accounting Officer)