Form 10-Q/A
period 2002-09-30
EUNIVERSE INC
filed 2003-11-03
CIK 1088244

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

eUNIVERSE, INC.

FORM 10-Q/A

This Form 10-Q/A is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I of Form 10-Q to reflect the restatement of our consolidated financial statements as of and for the three months and six months ended September 30, 2002. We have made no further changes to the previously filed Form 10-Q. This quarterly financial information was previously restated in the Annual Report on Form 10-K filed on August 22, 2003. All information in this Form 10-Q/A is as of September 30, 2002 and does not reflect any subsequent information or events other than the aforementioned restatement and changes to forward-looking statements as a result of the restatement. Item 4. Controls and Procedures details the events leading up to the restatement and the enhancements and remedial actions designed to improve the Company’s accounting and financial reporting procedures and controls. This filing should be read in conjunction with the Company’s Form 10-K for the fiscal year ended March 31, 2003.

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eUniverse, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and par value data)

	September 30, 2002	March 31, 2002
	(Unaudited) (Restated)
Assets
Current assets:
Cash and cash equivalents	$4,736	$8,008
Restricted cash	156	—
Accounts receivable (net of allowances for doubtful accounts of $515 and $452)	4,355	5,023
Inventories	319	—
Prepaid expenses	1,398	1,488
Deferred charges and other	506	551

Total current assets	11,470	15,070

Property and equipment, net of accumulated depreciation and amortization	2,684	2,293
Other assets:
Goodwill, net of accumulated amortization	14,428	12,298
Other intangible assets, net of accumulated amortization	5,457	4,577
Deferred charges	71	197
Deposits and other	1,706	143

Total assets	$35,816	$34,578

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,025	$2,254
Accrued expenses	3,743	4,153
Deferred revenue	546	1,034
Current portion of long-term debt	3,546	3,405
Current portion of capitalized lease obligations	940	28

Total current liabilities	10,800	10,874

Long-term debt, less current portion	628	3,028
Accrued interest	407	—
Capitalized lease obligations, less current portion	790	—

Total liabilities	12,625	13,902

Shareholders’ equity:
Preferred stock, $0.10 par value; 40,000,000 shares authorized; 2,334,577 and 2,872,665 shares issued and outstanding, respectively	233	288
Common stock, $0.001 par value; 250,000,000 shares authorized; 24,595,659 and 23,542,219 shares issued and outstanding, respectively	25	23
Additional paid-in capital	69,436	68,766
Accumulated deficit	(46,467)	(48,365)
Treasury stock	(36)	(36)

Total shareholders’ equity	23,191	20,676

Total liabilities and shareholders’ equity	$35,816	$34,578

See Notes to Consolidated Financial Statements

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(Restated)		(Restated)
Revenues	$10,988	$6,702	$21,770	$11,752
Cost of sales	1,637	529	3,801	698

Gross profit	9,351	6,173	17,969	11,054

Operating expenses:
Marketing and sales	4,071	1,570	6,869	3,412
Product development	2,273	1,775	4,342	2,814
General and administrative	2,553	1,686	4,728	3,166
Amortization of other intangible assets	297	48	511	49

Total operating expenses	9,194	5,079	16,450	9,441

Operating income	157	1,094	1,519	1,613
Non-operating income (expense):
Interest income	15	—	31	—
Interest expense and other financing costs	(462)	(171)	(587)	(295)
Cancellation of stock options	—	—	(452)	—
Gain on extinguishment of debt	—	—	1,269	—
Other gains	112	—	112	—

Income (loss) from continuing operations before income taxes	(178)	923	1,892	1,318
Income tax benefit	2	—	6	—

Income (loss) from continuing operations	(176)	923	1,898	1,318
Discontinued operations:
Loss from disposal of segment	—	(71)	—	(71)

Net income (loss)	(176)	852	1,898	1,247
Accretion of preferred stock redemption value	61	—	103	—

Income (loss) available to common shares	$(237)	$852	$1,795	$1,247

Continuing operations earnings (loss) per common share	$(0.01)	$0.05	$0.08	$0.07
Discontinued operations earnings (loss) per common share	—	—	—	—

Basic earnings (loss) per common share	$(0.01)	$0.04	$0.08	$0.07

Diluted earnings (loss) per common share	$(0.01)	$0.04	$0.06	$0.06

Basic weighted average common shares outstanding	24,261,229	19,274,336	23,912,971	19,104,236

Diluted weighted average shares outstanding	24,261,229	21,870,203	28,240,154	21,592,844

See Notes to Consolidated Financial Statements

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended September 30,
	2002	2001
	(Restated)
Operating activities
Net income	$1,898	$1,247
Transactions not requiring cash:
Depreciation	430	111
Amortization of intangible assets	511	98
Gain on extinguishment of debt	(1,269)	—
Allowance for doubtful accounts	303	190
Stock and warrants granted to outside consultants and affiliates	—	344
Non-cash financing related costs	—	69
Changes in current assets	25	(2,039)
Changes in current liabilities	(337)	448
Changes in other	280	97

Net cash provided by operating activities	1,841	565

Investing activities
Acquisition of ResponseBase LLC	(3,001)	—
Deposits and other	(1,563)	—
Purchases of fixed assets	(722)	(127)
Purchases of intangible assets	(557)	(564)

Net cash used in investing activities	(5,843)	(691)

Financing activities
Proceeds from capital leases	1,546	—
Repayment of capital leases	(408)	—
Repayment of advances from officer	—	34
Proceeds from short-term notes	—	2,500
Repayment of short-term notes	—	(546)
Proceeds from long-term notes	—	120
Repayment of long-term notes	(575)	(471)
Proceeds from issuance of stock options	167	—

Net cash provided by financing activities	730	1,637

Change in cash and cash equivalents	(3,272)	1,511
Cash and cash equivalents, beginning of period	8,008	219

Cash and cash equivalents, end of period	$4,736	$1,730

Cash paid during the year for:
Interest	$38	$85

Income taxes	$—	$—

	Six Months Ended September 30,
	2002	2001
OTHER NON-CASH FINANCIAL ACTIVITIES
Stock issued in connection with acquisitions
Acquisition Gamer’s Alliance	—	404
Acquisition of Ratedfun.com	—	19
Acquisition of Spreadingjoy.com	—	75
Stock issued to employees	—	25
Warrants issued in connection with services performed and to be performed (1)	—	473
Warrants issued to preferred shareholders	—	69
Shares cancelled in payment of amounts due from employees	—	(42)
Shares issued to Isosceles (2)	—	213
Shares issued to Saggi Capital in connection with payment of note (3)	450	—
Capital lease obligations for software and hardware equipment	1,647	—

(1)	The Company agreed to a two year investor relations services agreement that commenced on April 4, 2001. As consideration for these services, the Company issued warrants for 300 thousand shares of the Company’s common stock with an exercise price of $1.25. The warrants have been valued at $473 thousand in the financial statements using the Black-Scholes model with a risk-free rate of 5.75%, a volatility of 128% with no expected dividend yield and a life of two years. The warrants expire on 04/03/2003.

(2)	Shares issued in satisfaction of settlement agreement February 2, 2001 with the Isosceles Fund Limited.

(3)	On August 12, 2002, Saggi Capital exercised its right to convert a note in the principal amount of $450 thousand, and accrued interest, into 216,522 shares of Company common stock at $2.08 per share.

eUNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

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

As a result of these items, for the three-month and six-month periods ended September 30, 2002, the Company has reduced its previously reported revenue by $1,499 thousand and $2,129 thousand, respectively, and decreased its net income by $2,178 thousand and $2,596 thousand, respectively and decreased its basic earnings per share to ($0.01) from $0.08 and to $0.08 from $0.19 respectively.

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

eUniverse, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(In thousands, except share and par value data)

	September 30, 2002
	As reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$4,781	$(45)	$4,736
Restricted cash	—	156	156
Accounts receivable	4,829	(474)	4,355
Inventories	328	(9)	319
Prepaid expenses	1,725	(327)	1,398
Deferred charges and other	318	188	506

Total current assets	11,981	(511)	11,470

Property and equipment, net of accumulated depreciation and amortization	3,315	(631)	2,684
Other assets:
Goodwill, net of accumulated amortization	14,450	(22)	14,428
Other intangible assets, net of accumulated amortization	5,702	(245)	5,457
Deferred charges	71	—	71
Deposits and other	1,850	(144)	1,706

Total assets	$37,369	$(1,553)	$35,816

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,078	$947	$2,025
Accrued expenses	4,174	(431)	3,743
Deferred revenue	446	100	546
Current portion of long-term debt	3,634	(88)	3,546
Current portion of capitalized lease obligations	1,045	(105)	940

Total current liabilities	10,377	423	10,800
Long-term debt, less current portion	635	(7)	628
Accrued interest	—	407	407
Capitalized lease obligations, less current portion	648	142	790

Total liabilities	11,660	965	12,625

Shareholders’ equity:
Preferred stock, $0.10 par value; 40,000,000 shares authorized; 2,334,577 shares issued and outstanding	287	(54)	233
Common stock, $0.001 par value; 250,000,000 shares authorized; 24,595,659 shares issued and outstanding	25	—	25
Additional paid-in capital	69,303	133	69,436
Accumulated deficit	(43,870)	(2,597)	(46,467)
Treasury stock	(36)	—	(36)

Total shareholders’ equity	25,709	(2,518)	23,191

Total liabilities and shareholders’ equity	$37,369	$(1,553)	$35,816

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30, 2002
	As reported and reclassified	Adjustments	Restated
Revenues	$12,487	$(1,499)	$10,988
Cost of sales	2,216	(579)	1,637

Gross profit	10,271	(920)	9,351

Operating expenses:
Marketing and sales	3,408	663	4,071
Product development	2,164	109	2,273
General and administrative	2,163	390	2,553
Amortization of other intangible assets	297	—	297

Total operating expenses	8,032	1,162	9,194

Operating income	2,239	(2,082)	157
Non-operating income (expense):
Interest income	28	(13)	15
Interest expense and other financing costs	(160)	(302)	(462)
Other gains.	—	112	112

Income (loss) from continuing operations before income taxes	2,107	(2,285)	(178)
Income tax expense	—	2	2

Income (loss) from continuing operations	2,107	(2,283)	(176)

Discontinued operations:
Loss from disposal of segment	(105)	105	—

Net income (loss)	2,002	(2,178)	(176)
Accretion of preferred stock redemption value	—	61	61

Income (loss) available to common shares	$2,002	$(2,239)	$(237)

Basic earnings (loss) per common share	$0.08	$(0.09)	$(0.01)

Diluted earnings (loss) per common share	$0.07	$(0.08)	$(0.01)

Basic weighted average common shares outstanding	24,261,229		24,261,229

Diluted weighted average shares outstanding	28,210,251		24,261,229

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Six Months Ended September 30, 2002
	As reported and reclassified	Adjustments	Restated
Revenues	$23,899	$(2,129)	$21,770
Cost of sales	6,404	(2,603)	3,801

Gross profit	17,495	474	17,969

Operating expenses:
Marketing and sales	3,241	3,628	6,869
Product development	4,253	89	4,342
General and administrative	5,390	(662)	4,728
Amortization of other intangible assets	485	26	511

Total operating expenses	13,369	3,081	16,450

Operating income	4,126	(2,607)	1,519
Non-operating income (expense):
Interest income	39	(8)	31
Interest expense and other financing costs	(315)	(272)	(587)
Cancellation of stock options	(452)	—	(452)
Gain on extinguishment of debt	1,269	—	1,269
Other gains and (losses)	(24)	136	112

Income from continuing operations before income taxes	4,643	(2,751)	1,892
Income tax expense	—	6	6

Income (loss) from continuing operations	4,643	(2,745)	1,898

Discontinued operations:
Loss from disposal of segment	(149)	149	—

Net income (loss)	4,494	(2,596)	1,898
Accretion of preferred stock redemption value	—	103	103

Income (loss) available to common shares	$4,494	$(2,699)	$1,795

Basic earnings (loss) per common share	$0.19	$(0.11)	$0.08

Diluted earnings (loss) per common share	$0.16	$(0.10)	$0.06

Basic weighted average common shares outstanding	23,912,971		23,912,971

Diluted weighted average shares outstanding	28,240,154		28,240,154

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

Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas in particular that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, the two primary approaches used are the discounted cash flow method and market comparison method Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

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

Restricted cash and deposits

At September 30, 2002, the Company has $156 thousand of funds held by banks as a reserve against any possible chargebacks/returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. This amount is reflected as restricted cash.

The Company also has $1.3 million in certificates of deposit which collateralize operating and capital lease obligations. These amounts are classified as long term deposits.

Estimates and assumptions

Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues, and expenses during the reported period. Examples of significant estimates used in preparing the accompanying financial statements include; potential impairment of goodwill and other intangibles, revenue recognition; the potential outcome of the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns; and determining reserves for allowances in accounts receivable, inventories and sales returns. Actual results and outcomes may differ from these estimates and assumptions.

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

Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid. During the six months ended September 30, 2002 and 2001, the Company recorded $888 thousand and $325 thousand as bartered advertising revenue, respectively.

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

Advertising costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the six months ended September 30, 2002 and 2001 advertising expense amounted to $673 thousand and $816 thousand respectively. The Company had no direct-response advertising during the periods presented.

Earnings per share

Basic earnings per share is computed as net income less accretion of the Series A redeemable convertible preferred stock divided by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the three and six months ended September 30, 2002, 8,386 thousand and 1,539 thousand stock options, respectively, and 2,093 thousand and 20 thousand warrants to purchase common stock, respectively, have been excluded from the computation of diluted earning per share because their effect is currently anti-dilutive.

4. MAJOR CUSTOMERS

For the six months ended September 30, 2002, the top five customers made up 23% of media/advertising segment revenue, down from 58% in the prior year. The top five customers comprised 12% of total revenues in the current period, a decline from 44% in the comparable six month period in the prior year.

5. AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

The net carrying value of goodwill and other intangibles recorded through acquisitions is $19,885 thousand and $16,875 thousand as of September 30, 2002 and March 31, 2002, respectively. Effective April 1, 2001, the Company adopted SFAS 141 and SFAS 142. These assets are now assessed for impairment at least annually or upon an adverse change in operations. The assets were amortized on a straight-line basis over two to five years beginning January 1, 2001. Prior to that date, the Company amortized goodwill and other intangibles on a straight line basis over ten years. Since March 31, 2002, the Company has not noted any material adverse events that could cause an impairment of the net carrying value of goodwill or other intangible assets as of September 30, 2002.

Goodwill in the amount of approximately $14,428 thousand at September 30, 2002 is not amortized.

Other intangibles consist primarily of the cost of website domain names and customer lists acquired (in thousands):

	September 30, 2002	March 31, 2002
Customer lists	$1,393	$1,393
Domain names	1,740	1,740
License agreements	315	315
Websites	2,891	1,574
Other	254	204

	6,593	5,226
Less: accumulated amortization	(1,136)	(649)

Other Intangibles, Net	$5,457	$4,577

The intangible assets categorized above, valued at the lesser of historical cost or current fair valued based on management’s judgment, are being amortized on the straight-line over three to seven years. Amortization expense for intangible assets for the six months ending September 30, 2002 and 2001 was approximately $511 and $49 thousand, respectively.

6. FIXED ASSETS

Fixed assets, at cost, consist of the following (in thousands):

	September 30, 2002	March 31, 2002
Furniture and fixtures	$70	$27
Computers and equipment	1,695	2,568
Equipment under capital lease	1,647	—
Leasehold improvements	4	—
Purchased software	262	262

	3,678	2,857
Less: accumulated depreciation	(994)	(564)

Fixed assets, net	$2,684	$2,293

Depreciation expense for the six months ended September 30, 2002 and 2001 was approximately $430 and $111 thousand, respectively.

7. PREPAID EXPENSES

Prepaid expenses consist of the short-term portion of the fair value of warrants or options issued or cash payments made in advance for marketing or other services to be rendered as follows (in thousands):

	September 30, 2002	March 31, 2002
Co-marketing agreement shares	$327	$327
eGames earnout advance	300	300
Marketing expenses	363	107
Investment banking expenses	23	23
Investor relations expenses	10	10
Licensing agreements	129	242
Insurance, advances & other	230	142
Inventory	4	337
Rent	12	—

Total	$1,398	$1,488

8. DEFERRED CHARGES

	September 30, 2002	March 31, 2002
Warrants:
Granted for services	$577	$748

	577	748
Less: Non-current portion	(71)	(197)

Total	$506	$551

Deferred charges consist of the unamortized fair value of warrants or options issued principally in connection with the securing of financing and investor relations services. Options issued to advertising affiliates for continued online advertising services are also included. All such options and warrants have been valued using the Black-Scholes method option pricing model (see also Note 14—Warrants). (In thousands)

9. SHORT-TERM NOTES PAYABLE

Short-term notes payable consist of the following (in thousands):

	September 30, 2002	March 31, 2002
Notes payable:
550 Digital Media Ventures - Affiliate (Sony) (1)	$2,290	$2,290
Deb’s Fun Pages (2)	287	—
Funbug	200	80
Funnygreetings (5)	394	394
FunPageLand (2)	113	—
Saggi Capital (4)	—	450
SFX Entertainment (3)	349	313

	3,633	3,527
Less: Discount on FunnyGreetings Note	(87)	(122)

Total	$3,546	$3,405

(1)	Due to Sony subsidiary 550 Digital Media Ventures on March 31, 2003. The note is convertible to common or preferred stock subject to certain conditions and is collateralized by a blanket lien on the assets of the Company. The note accrues interest at the prime rate plus 2%.

(2)	As of March 1, 2001, the Company entered into promissory notes in connection with settlements of amounts due pursuant to agreements with certain then-current employees that had developed websites, as listed above, and related content for the Company. Obligations were settled by entering into promissory notes having a term of 30 months and with the entire principal due on September 1, 2003. Interest accrues at 8% with payments of interest only payable at different dates for the various notes through September 2003. The note holders have the right at any time to convert the unpaid balance of the note into shares of unregistered, restricted common stock of the Company at $6 per share.

(3)	In January 2002, the payment terms of this note were extended to January 1, 2004 from August 26, 2002. The note is collateralized by 2,600,000 shares of common stock owned by Brad D. Greenspan. Principal and interest payments are quarterly over the life of the note with an effective interest rate of 18.51%.

(4)	On August 13, 2001, Saggi Capital purchased the $450 thousand note formerly held by Videogame partners. The note was payable in stock on June 12, 2002, and accrued interest at 8%. Saggi Capital expressed its intention to exercise its conversion rights pursuant to the agreement prior to June 30, 2002. During the quarter ended September 30, 2002, the Company issued 216,522 shares of Company common stock to Saggi Capital to redeem the note and pay all accrued interest.

(5)	In July 2001, the Company amended its agreement with an employee for the purchase of Funnygreetings.com. Under the prior agreement, the Company was obligated to pay $2 million. Under the new agreement, the Company reduced the obligation to $1.2 million, less $86 thousand already received by the seller, and restructured the payment terms as described below. The Company made an additional payment of $130 thousand in connection with Company financing which closed October 23, 2001 with 550 Digital Media Ventures as previously reported. The remaining balance of $984 thousand is payable in thirty monthly installments subject to certain advertising revenues being achieved on the Funnygreetings.com Web site. Whenever revenue performance is not achieved in a given month, the monthly payment is reduced to a minimum of $20 thousand. The total current portion of this debt is $394 thousand. The remaining long term portion of this note is $211 thousand.

10. LONG-TERM NOTES PAYABLE

Long-term notes payable consist of the following (in thousands):

	September 30, 2002	March 31, 2002
Notes payable:
Deb’s Fun Pages (1)	$—	$287
Funbug	—	120
Funnygreetings (4)	211	353
FunPageLand (1)	—	113
JustSayWow (1) (3)	—	951
Send4Fun (1) (3)	—	712
SFX Entertainment (2)	417	492

Total	$628	$3,028

(1)	As of March 1, 2001, the Company entered into promissory notes in connection with settlements of amounts due pursuant to agreements with certain then-current employees that had developed Web sites, as listed above, and related content for the Company. Obligations were settled by entering into promissory notes having a term of 30 months and with the entire principal due on September 1, 2003. Interest accrues at 8% with payments of interest only payable at different dates for the various notes through September 2003. The note holders have the right at any time to convert the unpaid balance of the note into shares of unregistered, restricted common stock of the Company at $6 per share.

(2)	In January 2002, the payment terms of this note were extended to January 1, 2004 from August 26, 2002. The note is collateralized by 2,600,000 shares of common stock owned by Brad D. Greenspan. Principal and interest payments are quarterly over the life of the note with an effective interest rate of 18.51%.

(3)	In June 2002, the Company recognized a gain from the early retirement of the principal and related accrued interest of these notes payable. This retirement of debt resulted in the Company recognizing a gain of $1,269 thousand.

(4)	In July 2001, the Company amended its agreement with an employee for the purchase of Funnygreetings.com. Under the prior agreement, the Company was obligated to pay $2 million. Under the new agreement, the Company reduced the obligation to $1.2 million, less $86 thousand already received by the seller, and restructured the payment terms as described below. The Company made an additional payment of $130 thousand in connection with Company financing which closed October 23, 2001 with 550 Digital Media Ventures as previously reported. The remaining balance of $984 thousand is payable in thirty monthly installments subject to certain advertising revenues being achieved on the Funnygreetings.com Web site. Whenever revenue performance is not achieved in a given month, the monthly payment is reduced to a minimum of $20 thousand. The total current portion of this debt is $394 thousand. The remaining long term portion of this note is $211 thousand.

11. CAPITALIZED LEASE OBLIGATIONS

The following is a schedule of minimum payments under capitalized leases and the present value of future minimum rentals for future years ending March 31, (in thousands):

Year ended March 31,
2003 (remaining six months)	$529
2004	1,089
2005	271

Total minimum lease payments	1,889
Less: Amounts representing interest	(159)

Present value of net minimum lease payments	1,730
Less: Current portion of capitalized lease obligations	(940)

Long-term capitalized lease obligations	$790

Equipment with a cost basis of $1,647 thousand is collateral for the obligations under capital leases. During fiscal year 2003, the Company entered into several sale-leaseback transactions for computer equipment. Under the terms of the agreements, the Company, as lessee, is required to maintain the equipment and provide public liability insurance coverage in the minimum amount of $1 million. As additional security relating to the sale-leaseback of equipment, the Company is required to maintain an $825 thousand irrevocable standby letter for the first twelve months of the lease term and $413 thousand for the remaining twelve months of the lease term.

12. ACCRUED EXPENSES

Accrued expenses consist of the following: (in thousands):

	September 30, 2002	March 31, 2002
Professional services	$—	$758
Acquisition payments	362	398
Compensation	796	869
Affiliate payments	41	212
Marketing	—	58
Interest	38	486
Royalties	439	487
Sales tax	246	—
Legal settlement payable	312	—
Sales return	665	—
Insurance	292	—
Customer deposit	267	—
Other	285	885

Total	$3,743	$4,153

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various facilities under non-cancelable operating lease agreements that expire within the next five years. Future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ending March 31,
2003 (remaining six months)	$455
2004	1,174
2005	1,042
2006	714
2007	—

$3,385

Rent expense from continuing operations for the six months ended September 30, 2002 and 2001 was approximately $420 thousand and $228 thousand, respectively.

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

14. EQUITY COMPENSATION PLAN

Stock Options

Under the Company’s 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 9 million shares of common stock have been reserved for issuance under the Plan. Typically, options granted under the plan will vest ratably over 3 years with 1/3 vesting after 12 months and the remaining vesting in 1/8 increments each 3 months thereafter. During the quarter ended September 30, 2002, the Company issued 233 thousand shares with exercise prices ranging from $2.20 to $5.10. As of September 30, 2002, 8,386 thousand options were outstanding at a weighted average price of $3.15 and 4,212 thousand were exercisable at a weighted average price of $3.64.

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

On July 12, 2002, the Company agreed to pay approximately $452 thousand to various stock option holders in exchange for the cancellation of approximately 925 thousand options.

Warrants

The Company has granted warrants to purchase common stock in connection with debt and services.

Warrants outstanding and exercisable as of September 30, 2002 were 2,093 thousand; with exercise prices ranging from $1.00 to $5.10 per share.

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

Summarized information by segment as excerpted from the internal management reports is as follows for the three and six months ended September 30, 2002 (in thousands):

	Three Months Ended September 30, 2002
	Media/ Advertising	Products and Services	Total
Net revenues	$5,401	$5,587	$10,988
Gross profit	$5,401	$3,950	$9,351

	Six Months Ended September 30, 2002
	Media/ Advertising	Products and Services	Total
Net revenues	$11,100	$10,670	$21,770
Gross profit	$11,100	$6,869	$17,969

NOTE 16. BUSINESS COMBINATIONS

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

In September 2002, the Company purchased certain assets of Mainland Communications Ltd of Ireland for $337 thousand and has launched new products and services featuring the Colorgenics Psychological Profiling System. As a result of this agreement, the Company has the exclusive online and offline worldwide rights for Colorgenics. The new products and services line includes a subscription service where users can obtain a detailed psychological analysis and e-mail newsletter providing Colorgenics assessments based on color affinity testing.

In September 2002, the Company acquired certain assets of ResponseBase LLC, for $3.0 million. ResponseBase is a Santa Monica, CA online marketing company that manages approximately 30 million permission-bases e-mail records and is expected to add proven talent to the existing eUniverse team and add incremental distribution and product development opportunities. Additional payments will be made on an earn-out basis subject to the achievement of certain performance goals for the two year period October 2002-September 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for the current quarter reflect the consolidated operations of eUniverse, Abdominal King, LLC (effective from August 21, 2002), Case’s Ladder (effective from May 30, 1999), eCommerce Transactions, LLC (effective from June 12, 2001), Infobeat L.L.C. f/k/a Indimi, L.L.C. (effective from July 13, 2001), North Plains LLC (effective from May 13, 2001), Performance Marketing Group, LLC (effective from July 22, 2002), Relationship Marketing Services (effective from July 10, 2002), Ultra Conversions, LLC (effective from May 15, 2002), and Yogabol, LLC (effective July 15, 2002). Results for the comparable period in 2001 include only those of eUniverse, Case’s Ladder, eCommerce Transactions, LLC, Indimi, L.L.C. and North Plains, LLC.

Effective October 10, 2000, the Company sold the assets of CD Universe to CLBL, Inc. and the results of that segment are treated as a discontinued operation in the financial statements.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Net Revenue

In the quarter ended September 30, 2002, approximately 49% of the Company’s revenues were derived from paid third party advertising and the remaining 51% of revenues came from the Products and Services segment, which was launched in June 2001. During the quarter ended September 30, 2001, 76% of the Company’s revenues were derived from paid third party advertising and the remaining 24% of revenue came from the Products and Services segment. The Company is continuing to pursue its strategy of diversifying its revenues by introducing and enhancing various proprietary products and services. Management of the Company believes that the percentage of revenue generated from the Products and Services segment will continue to increase and that this segment will eventually become the dominant revenue driver of the Company.

Products and Services segment revenues are derived primarily from subscriptions, merchandise sales and fees charged for activity based games and other items. The Company’s third party advertising commitments range from one week to three months with revenue derived from Cost Per Click (CPC), Cost Per Impressions (CPM) and Cost Per Acquisition (CPA) agreements with its customers.

Services revenues include fees from the sale of non-refundable memberships and sponsorships that are recognized ratably as earned. Service revenues also include fees from the sale of non-refundable dating credits, which are recognized at the time of purchase. The Company launched a new online product and service featuring the Colorgenics Psychological Profiling System in September 2002. Colorgenics sells subscriptions where users can obtain a detailed psychological analysis and e-mail newsletter. In August 2002, the Company launched Performance Marketing Group, LLC, an online direct marketing company specializing in designing, planning, implementing and optimizing advertising campaigns for online publishers. In September 2002, the Company acquired certain assets of ResponseBase, LLC, an online marketing company. ResponseBase is expected to add to the Company’s existing distribution and product development opportunities. Electronic commerce transactions include product sales for items such as laser and inkjet printer supplies, various consumer electronic products and other impulse merchandise. For these transactions, the Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges. Product fulfillment is outsourced to independent third parties.

Revenues from barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid.

The Company recognizes revenues as the amount paid upon the delivery and fulfillment of advertising, provided that the collection of the resulting receivable is probable.

	Three Months Ended September 30,
	2002	2001	$ Change	% Change
	(in thousands)
Revenues
Media / Advertising	$5,402	$5,061	$341	7%
Products and Services	5,586	1,641	3,945	240%

Total Revenues	$10,988	$6,702	$4,286	64%

	Six Months Ended September 30,
	2002	2001	$ Change	% Change
	(in thousands)
Revenues
Media / Advertising	$11,100	$10,110	$990	10%
Products and Services	10,670	1,642	9,028	*

Total Revenues	$21,770	$11,752	$10,018	85%

*	Not meaningful

For the quarter ended September 30, 2002, total revenue increased 64% to $11 million, up from $6.7 million reported the same quarter in 2001. For the six months ended September 30, 2002 total revenue increased 85% to $21.8 million, up from $11.8 million reported for the same period in 2001. The increase is due primarily to the introduction of the Products and Services segment, which contributed 92% of the overall increase in revenues of $4.3 million for the current quarter. The revenues produced from this segment were primarily from recurrent transaction products (e.g. ink jet cartridges), subscription-based services (e.g. dating, fitness, premium memberships) and the sale of impulse merchandise. The Company plans to continue to add to and upgrade its product and service offerings during the remainder of fiscal year 2003.

Revenues from Media and Advertising increased approximately 7% to $5.4 million from $5.1 million, in the second quarter. For the six months ended September 30, 2002, revenues from Media and Advertising were up 10% to $11.1 million, from $10.1 million for the prior year, due primarily to an increase in available advertising space from newly launched and acquired sites, and an increase in the overall yield from available advertising inventory.

For the six months ended September 30, 2002, the top five customers made up 23% of media/advertising revenue, down from 58% in the prior year. The top five customers comprised 12% of total revenues in the current period, a decline from 44% in the comparable six month period in the prior year.

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

Revenue also includes barter and non-cash advertising where the Company exchanges advertising on our sites for similarly valued online advertising or other services. The barter value was $400,000, or 3.6% of total revenue, for the current quarter ended 2002. The Company’s barter value was $888,000, or 4% of total revenue, for the six months ended September 30, 2002. The Company’s barter and non-cash advertising constituted $325,000, or 2.8% of total revenue, in the six months ended September 30, 2001. The Company typically uses barter transactions to test prospective media/advertising purchases or sales campaigns. In the quarter ended September 30, 2002, the Company’s barter transactions resulted in additional business.

COST OF SALES

	Three months ended September 30,
	2002	2001	$ Change	% Change
	(in thousands)
Cost of Sales
Cost of Products and Services	$1,637	$529	$1,108	209%

Total Cost of Goods Sold	$1,637	$529	$1,108	209%

	Six months ended September 30,
	2002	2001	$ Change	% Change
	(in thousands)
Cost of Sales
Cost of Products and Services	$3,801	$698	$3,103	445%

Total Cost of Goods Sold	$3,801	$698	$3,103	445%

Cost of sales consists primarily of the cost of products for the commerce offerings within the Products and Services segment, shipping costs and credit card merchant fees and license arrangements. During the current quarter, cost of sales increased 209% to $1.6 million, or 15% of total revenues, from $0.5 million or 8% of total revenues in 2001. Cost of sales in the second quarter increased as a result of an increase in media costs for the growth of the Products and Services business segment. For the six months ended September 30, 2002, cost of sales increased 445% to $3.8 million from $0.7 million for the six months ended September 31, 2001. Cost of sales for the six months ended September 30, 2002 increased as a result of an increase in media costs to support the growth of the Products and Services business segment.

The Company expects cost of revenues to continue to increase as a percentage of overall revenues as the Products and Services segment continues its growth. Cost of revenues may increase to as much as 25% to 30% of overall revenues during fiscal year 2003.

OPERATING COSTS

Our operating costs were as follows for the periods indicated (dollars in thousands):

	Three months ended September 30,
	2002	2001	$ Change	% Change
	(in thousands)
Operating costs
Marketing and sales	$4,071	$1,570	$2,501	159%
Product development	2,273	1,775	498	28%
General and administrataive	2,553	1,686	867	51%
Amortization of other intangible assets	297	48	249	519%

Total operating costs	$9,194	$5,079	$4,115	81%

	Six months ended September 30,
	2002	2001	$ Change	% Change
	(in thousands)
Operating costs
Marketing and sales	$6,869	$3,412	$3,457	101%
Product development	4,342	2,814	1,528	54%
General and administrataive	4,728	3,166	1,562	49%
Amortization of other intangible assets	511	49	462	943%

Total operating costs	$16,450	$9,441	$7,009	74%

MARKETING AND SALES

Marketing and sales costs include expenses associated with marketing and selling the Company’s own products and services as well as the Company’s Media and Advertising service. The costs consist primarily of: certain fees paid to third parties for media space, license agreements and ad shared-revenue arrangements, which we refer to as affiliate spending; promotional and advertising costs; personnel costs, commissions, agency and consulting fees; and allocated overhead costs such as computer systems and facilities. The Company also has a direct sales force that sells our inventory of advertisements to advertisers and advertising agencies.

Marketing and sales costs for the three months ended September 30, 2002 increased to 4.1 million, or 37% of total revenues, from $1.6 million, or 23% of total revenues, for the comparable quarter last year. Marketing and sales costs for the six months ended September 30, 2002 increased to $6.9 million, or 32% of total revenues, compared to $3.4 million or 29% of total revenues for the comparable period last year. The increase was primarily due to a significant increase in ad affiliate spending to market the Company’s own products and services and to support revenue generated by the Media and Advertising segment. The increase was also due to increase in personnel, consulting and facilities relating to the expansion and growth of our Products and Services segment of the business.

During the remainder of fiscal year 2003, the Company plans to continue to expand our direct sales, marketing and customer care teams to increase customer retention and drive new revenue growth. The Company intends to continue to increase the number of paying consumers and enhance the lifetime value of each consumer and advertiser relationship. The Company expects that sales and marketing costs will increase in absolute terms and should continue to increase as a percentage of overall revenue.

PRODUCT DEVELOPMENT

Product development expenses consist of payroll and related expenses, Web hosting, consulting services and allocated overhead costs for the following: (1) developing and maintaining the Company’s websites, (2) developing and maintaining key proprietary technology, and (3) developing proprietary products and services.

Product and development costs for the three months ended September 30, 2002 increased to $2.3 million or 21% of total revenues, from $1.8 million, or 26% of total revenues, for the comparable quarter in the prior year. Product and development costs for the six months ended September 30, 2002 increased to $4.3 million or 20% of total revenues from $2.8 million or 24% of total revenues for the same period in 2001. These increases are primarily result of growth in salaries, benefits and consulting expenses due to an expansion in network traffic, website development and product and service development.

Management anticipates that product development costs related to compensation and consulting services will continue to increase in absolute terms as the Company launches new and enhances existing product and service offerings. Internet costs are expected to increase commensurately with overall traffic and revenue growth. During the remainder of fiscal year 2003, the Company expects product development costs to decrease as a percent of revenues during fiscal year 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist of payroll and related expenses for executive, finance, legal, human resources and administrative personnel; recruiting; outside legal and other professional fees; and other general corporate expenses.

General and administrative costs for the three months ended September 30, 2002 increased to $2.6 million, or 23% of total revenues, from $1.7 million, or 25% of total revenues, for the same period in 2001. General and Administrative costs for the six months ended September 30, 2002 increased to $4.7 million, or 22% of total revenues, from $3.2 million, or 27% of total revenue, for the same period in 2001. The increase was due primarily to growth in the number of management, legal and finance personnel, expansion of facilities and computer systems, and an increase in legal and accounting services to support the growth of our operations and infrastructure.

Specific increases for the current quarter over the same period last year include payroll and related costs of $516 thousand, and office, depreciation and facility expense increases of $480 thousand.

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

INTEREST AND OTHER INCOME AND OTHER NON-OPERATING EXPENSE

	Three Months ended September 30,
	2002	2001	$ Change	% Change
	(in thousands)
Interest income	$15	$—	$15		*
Interest and other financing costs	(462)	(171)	(291)	170%
Other gains	112	—	112

	Six Months ended September 30,
	2002	2001	$ Change	% Change
	(in thousands)
Interest income	$31	$—	$31		*
Interest and other financing costs	(587)	(295)	(292)	99%
Cancellation of stock options	(452)	—	(452)		*
Gain on extinguishment of debt	1,269	—	1,269		*
Other gains	112	—	112		*

*	Not meaningful

Interest and financing expense for the three months ended September 30, 2002 increased to $462 thousand from $171 thousand for the same period in 2001. Interest and financing expense for the six months ended September 30, 2002 increased to $587 thousand from $295 thousand for the same period in 2001. The expense includes interest on the 550 Digital Media Ventures (Sony) Note, capital lease obligations and notes to certain website developers.

The Company paid approximately $452 thousand to various stock option holders subsequent to June 30, 2002 for the cancellation of approximately 925 thousand options.

During the prior quarter, the Company entered an agreement for the early retirement of approximately $1.7 million of long-term notes payable, resulting in a gain on extinguishment of debt of $1,269,000.

INCOME TAXES

Due to net operating loss carry forwards resulting from cumulative operating losses, the Company had not recorded a provision for income taxes in the quarters ended September 30, 2002 and 2001. As of March 31, 2002, the balance of net deferred tax assets was $8.6 million. Utilization of the Company’s net operating loss carry forwards, which begins to expire in 2020, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding recovery of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Since its inception in April 14, 1999, the Company has satisfied its cash requirements from a combination of private placements of equity securities, short-term loans and cash flow from operations.

For the six month ended September 30, 2002, net cash generated from operating activities was approximately $1.8 million compared to $565 thousand for the six months ended September 30, 2001.

During the remainder of fiscal year 2003, the Company intends to continue to invest in working capital, inventory, employees and technology that may cause net operating cash flows to fluctuate.

Net operating cash flows for the six months ended September 30, 2002 consist of $1.9 million of net income, non-cash expenses, including depreciation and amortization of $941 thousand, and bad debt expense of $303 thousand. These sources of operating cash flow were partially offset by the non-cash gain from the retirement of debt of $1,269 thousand and a decrease in current liabilities of $337 thousand.

Net operating cash flows for the six months ended September 30, 2001 consist of $1,247 thousand of net income, non-cash expenses, including depreciation and amortization of $209 thousand, bad debt expense of $190 thousand, stock and warrants granted to consultants and affiliates of $344 thousand, and an increase in current liabilities of $448 thousand. These increases in operating cash flows were partially offset by an increase in current assets of $2,039 thousand.

Net cash used in investing activities was $5.8 million and $691 thousand for the six months ended September 30, 2002 and 2001, respectively. The $5.8 million resulted from the $3.0 million acquisition of the ResponseBase LLC assets comprising an online marketing company, $557 thousand for the purchase of intangible assets, $722 thousand for the purchase of fixed assets, and $1.6 for deposits and other assets. During the six months ended September 30, 2001, $691 thousand of net cash used in investing activities resulted from the $564 thousand in purchases of intangible assets and $127 thousand for purchases of fixed assets.

Net cash provided by financing activities was $730 thousand and $1,637 thousand for the six months ended September 30, 2002 and 2001, respectively. The $730 thousand comprised of proceeds of $1,546 thousand for capital leases, proceeds of $167 thousand from issuance of stock options partially offset by cash used in repayment of capital leases of $408 thousand and repayment of long term notes of $575 thousand.

As of September 30, 2002, the Company had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party or unconsolidated entities.

In June of 2002, the Company entered into a settlement agreement with certain website developers to retire approximately $1.7 million of debt and related accrued interest for $403 thousand resulting in a non-cash gain of $1,269 thousand. Other non-cash activity included the conversion of $450 thousand of debt and related accrued interest into shares of Company common stock.

Management of the Company believes that current cash on hand, together with net cash generated from operations, will provide sufficient working capital for the next 12 months. However, the Company will continue to seek financing for certain equipment purchases and other fixed assets acquisitions. Additionally, for certain acquisitions and other investments the Company may seek additional financing from private debt or equity placements.

Contractual Obligations

We have an outstanding note payable with an affiliate, as well as various non-affiliated notes payables, maturing at various dates through March 2005. We lease facilities and equipment under various capital and operating lease agreements with various terms and conditions, expiring at various dates through 2007.

Our material contractual obligations at September 30, 2002 are as follow (in thousands):

	Payments Due by Period
	Total Amounts Committed	6 Months Ended March 31, 2003	2004	2005	Thereafter
Contractual Obligations
8% Convertible Note payable for acquisition of Deb’s Fun Pages	$287	$287	$—	$—	$—
8% Convertible Note payable for acquisition of Fun Page Land	113	113	—	—	—
Note payable for acquisition of Funbug.com	200	200	—	—	—
Note payable for acquisition of Funnygreetings.com	518	307	211	—	—
Note payable with interest accruing at prime plus 2% (Sony)	2,290	2,290	—	—	—
Note payable with effective rate of 9.7% (SFX Entertainment, Inc.)	766	349	417	—	—
Capital lease obligations	1,730	940	790	—	—
Operating lease obligations	3,385	455	1,174	1,042	714

Total contractual obligations	$9,289	$4,941	$2,592	$1,042	714

Item 4.	Controls and Procedures

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

Based in part on the foregoing, the Company’s Principal Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, September 30, 2002, our disclosure controls and procedures were not effective to ensure that information the Company is required to disclose in the reports that it files with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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