Form 10-Q/A
period 2002-12-31
EUNIVERSE INC
filed 2003-11-03
CIK 1088244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NUMBER 2

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

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

eUNIVERSE, INC.

FORM 10-Q/A

This Form10-Q/A is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I of Form 10-Q to reflect the restatement of our consolidated financial statements as of and for the three months and nine months ended December 31, 2002. We have made no further changes to the previously filed Form 10-Q. This quarterly financial information was previously restated in the Annual Report on Form 10-K filed on August 22, 2003. All information in this Form 10-Q/A is as of December 31, 2002 and does not reflect any subsequent information or events other than the aforementioned restatement and changes to forward-looking statements as a result of the restatement. Item 4. Controls and Procedures details the events leading up to the restatement and the enhancements and remedial actions designed to improve the Company’s accounting and financial reporting procedures and controls. This filing should be read in conjunction with the Company’s Form 10-K for the fiscal year ended March 31, 2003.

FOR THE QUARTER ENDED DECEMBER 31, 2002

PART I

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

eUniverse, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31, 2002	March 31, 2002
	(Unaudited) (Restated)
Assets
Current assets:
Cash and cash equivalents	$5,728	$8,008
Restricted cash	576	—
Accounts receivable (net of allowances for doubtful accounts of $856 and $452)	4,201	5,023
Inventories	1,256	—
Prepaid expenses	2,290	1,488
Deferred charges and other	453	551

Total current assets	14,504	15,070

Property and equipment, net of accumulated depreciation and amortization	2,702	2,293

Other assets:
Goodwill, net of accumulated amortization	15,604	12,298
Other intangible assets, net of accumulated amortization	4,551	4,577
Deferred charges	30	197
Deposits and other	1,706	143

Total assets	$39,097	$34,578

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,500	$2,254
Accrued expenses	5,339	4,153
Deferred revenue	703	1,034
Current portion of long-term debt	4,062	3,405
Current portion of capitalized lease obligations	1,036	28

Total current liabilities	14,640	10,874

Long-term debt, less current portion	—	3,028
Accrued interest	444	—
Capitalized lease obligations, less current portion	565	—

Total liabilities	15,649	13,902

Shareholders’ equity:
Preferred stock, $0.10 par value; 40,000,000 shares authorized; 2,334,577 and 2,872,665 shares issued and outstanding, respectively	233	288
Common stock, $0.001 par value; 250,000,000 shares authorized; 24,836,767 and 23,542,219 shares issued and outstanding, respectively	26	23
Additional paid-in capital	69,942	68,766
Accumulated deficit	(46,717)	(48,365)
Treasury stock	(36)	(36)

Total shareholders’ equity	23,448	20,676

Total liabilities and shareholders’ equity	$39,097	$34,578

See Notes to Consolidated Financial Statements

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(Restated)		(Restated)
Revenues	$21,959	$10,129	$43,729	$21,881
Cost of sales	6,830	2,469	10,631	3,167

Gross profit	15,129	7,660	33,098	18,714

Operating expenses:
Marketing and sales	8,009	1,293	14,878	4,705
Product development	3,276	1,837	7,618	4,651
General and administrative	3,629	2,255	8,357	5,422
Amortization of other intangible assets	324	178	835	226

Total operating expenses	15,238	5,563	31,688	15,004

Operating income (loss)	(109)	2,097	1,410	3,710

Non-operating income (expense):
Interest income	14	13	45	14
Interest expense and other financing costs	(286)	(207)	(873)	(502)
Cancellation of stock options	—	—	(452)	—
Gain on extinguishment of debt	—	—	1,269	—
Other gains and (losses)	(104)	—	8	—

Income (loss) from continuing operations before income tax	(485)	1,903	1,407	3,222

Income tax expense	—	—	6	—

Income (loss) from continuing operations	(485)	1,903	1,413	3,222

Discontinued operations:
Gain from operations of discontinued segment	235	106	235	34

Net income (loss)	(250)	2,009	1,648	3,256
Accretion of preferred stock redemption value	52	—	154	—

Income (loss) available to common shares	$(302)	$2,009	$1,494	$3,256

Continuing operations earnings (loss) per common share	$(0.02)	$0.08	$0.05	$0.16
Discontinued operations earnings per common share	0.01	0.01	0.01	—

Basic earnings (loss) per common share	$(0.01)	$0.09	$0.06	$0.16

Diluted earnings (loss) per common share	$(0.01)	$0.07	$0.05	$0.13

Basic weighted average common shares outstanding	24,600,496	22,514,621	24,142,979	20,245,135

Diluted weighted average shares outstanding	24,600,496	30,070,633	30,711,660	25,997,878

See Notes to Consolidated Financial Statements

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months ended December 31,
	2002	2001
	(Restated)
Operating activities
Net income	$1,648	$3,256
Transactions not requiring cash:
Depreciation	793	224
Amortization of intangible assets	835	225
Gain from extinguishment of debt	(1,269)	—
Allowance for doubtful accounts	636	354
Non-cash financing related costs	—	110
Stock and warrants granted to outside consultants and affiliates	—	343
Changes in current assets	(2,350)	(778)
Changes in current liabilities	2,545	1,030
Changes in other	(21)	138

Net cash provided by operating activities	2,817	4,902

Investing activities
Acquisition of ResponseBase LLC	(3,523)	—
Deposits and other	(1,229)	—
Purchases of fixed assets	(1,034)	(386)
Purchases of intangible assets	(734)	(1,614)

Net cash used in investing activities	(6,520)	(2,000)

Financing activities
Repayment of short term notes	—	(2,496)
Proceeds from capital leases	1,966	2,553
Repayment of capital leases	(712)	—
Receipt of advances to officer	—	40
Repayment of long-term notes	(505)	(512)
Proceeds from sale of preferred stock	—	5,000
Proceeds from exercise of stock options	674	—

Net cash provided by financing activities	1,423	4,585

Change in cash and cash equivalents	(2,280)	7,487
Cash and cash equivalents, beginning of period	8,008	219

Cash and cash equivalents, end of period	$5,728	$7,706

Cash paid during the year for:
Interest	$187	$124

Income taxes	$—	$—

See Notes to Consolidated Financial Statements

	Nine Months Ended December 31,
	2002	2001
OTHER NON-CASH FINANCIAL ACTIVITIES
Stock issued in connection with acquisitions	—	598
Stock issued to employees	—	25
Warrants issued in connection with services performed and to be performed (1)	—	473
Warrants issued to preferred shareholders	—	180
Shares cancelled in payment of amounts due from employees	—	(42)
Shares issued to Isosceles (2)	—	213
Reduction of FunnyGreetings goodwill in connection with restructuring of obligation	—	(705)
Restructuring of obligation in connection with FunnyGreetings acquisition	—	705
Shares returned to treasury in payment of amounts due from employees	—	(36)
Stock options issued in connection with services performed and to be performed	—	73
Stock issued in connection with purchase of Infobeat from 550 DMV (3)	—	9,940
Warrants cancelled that were issued to 550 DMV (3)	—	1,000
Stock issued in connection with 550 DMV warrant cancellation (3)	—	(1,000)
Issuance of below market preferred shares to 550 DMV in connection with Sony purchase agreement (3)	—	1,923
Beneficial conversion of below market preferred shares to 550 DMV (3)	—	(1,923)
Shares issued to Saggi Capital in connection with payment of note (4)	450	—
Capital lease obligations for software and hardware equipment	2,135	—

(1)	The Company agreed to a two year investor relations services agreement that commenced on April 4, 2001. As consideration for these services, the Company issued warrants for 300 thousand shares of the Company’s common stock with an exercise price of $1.25. The warrants have been valued at $473 thousand in the financial statements using the Black-Scholes model with a risk-free rate of 5.75%, a volatility of 128% with no expected dividend yield and a life of two years. The warrants expire on 4/3/2003.
(2)	Shares issued in satisfaction of settlement agreement February 2, 2001 with the Isosceles Fun Limited.
(3)	550 Digital Media Ventures (Sony) share purchase agreement as previously disclosed.
(4)	On August 12, 2002, Saggi Capital exercised its right to convert its $450 thousand, and accrued interest into 216,522 shares of Company common stock at $2.08 per share.

eUNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 1: ORGANIZATION AND LINE OF BUSINESS

eUniverse, Inc. (the “Company”, “we” or “our” ) is a Delaware corporation engaged in developing and operating a network of websites providing entertainment-oriented content and certain proprietary products and services. Effective December 30, 2002, the Company, previously a Nevada corporation, completed a statutory merger effected for the purpose of changing its state of incorporation from Nevada to Delaware by merging into a newly formed Delaware corporation, eUniverse, Inc. Further information regarding the Delaware reincorporation is contained in the Company’s Form 8-K filed with the Securities and Exchange Commission on January 9, 2003. During the reporting period, the Company had two primary reporting segments: (1) Products and Services and (2) Media/Advertising. The Company conducts operations from facilities located in Los Angeles, CA; Santa Monica, CA; Montclair, CA and Mount Vernon, WA. The financial statements being presented include the accounts of eUniverse, Inc. and its consolidated subsidiaries. Prior to fiscal year 2002, the Company engaged in sales of audio CDs, videotapes (VHS), and digital video disks (“DVDs”) over the Internet. This business was discontinued in October 2000. All significant inter-company transactions and balances have been eliminated in consolidation.

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

As a result of these items, for the three-month and nine-month periods ended December 31, 2002, the Company has reduced its previously reported revenue by $3,895 thousand and $6,024 thousand, respectively, decreased its net income by $3,514 thousand and $6,110 thousand, respectively, and decreased its basic earnings per share to ($ 0.01) from $0.13 and to $0.07 from $0.32, respectively.

Following are reconciliations of the Company’s balance sheet and statement of operations and cash flows from financial statements previously filed to these restated financial statements. The reported amounts in the following statements of operations include the reclassification of certain items to conform to the presentation for the year ended March 31, 2003. These reclassifications had no effect on previously reported net income. Certain fees paid to third parties for media space, license agreements, and ad revenue-sharing arrangements, which had previously been included in cost of sales are reflected in marketing and sales expenses. In addition, credit card fees, which had previously been included in general and administrative expense, have been reclassified to cost of sales.

eUniverse, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(In thousands, except share and par value data)

	December 31, 2002
	As reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$5,410	$318	$5,728
Restricted cash	1,294	(718)	576
Accounts receivable	7,116	(2,915)	4,201
Inventories	1,256	—	1,256
Prepaid expenses	3,047	(757)	2,290
Deferred charges and other	263	190	453

Total current assets	18,386	(3,882)	14,504

Property and equipment, net of accumulated depreciation and amortization	3,372	(670)	2,702

Other assets:
Goodwill, net of accumulated amortization	15,308	296	15,604
Other intangible assets, net of accumulated amortization	5,133	(582)	4,551
Deferred charges	30	—	30
Deposits and other	557	1,149	1,706

Total assets	$42,786	$(3,689)	$39,097

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,146	$1,354	$3,500
Accrued expenses	4,901	438	5,339
Deferred revenue	553	150	703
Current portion of long-term debt	3,969	93	4,062
Current portion of capitalized lease obligations	1,026	10	1,036

Total current liabilities	12,595	2,045	14,640

Long-term debt, less current portion	314	(314)	—
Accrued interest	—	444	444
Capitalized lease obligations, less current portion	426	139	565

Total liabilities	13,335	2,314	15,649

Shareholders’ equity:
Preferred stock, $0.10 par value; 40,000,000 shares authorized; 2,334,577 shares issued and outstanding	287	(54)	233
Common stock, $0.001 par value; 250,000,000 shares authorized; 24,836,767 shares issued and outstanding	25	1	26
Additional paid-in capital	69,781	161	69,942
Accumulated deficit	(40,606)	(6,111)	(46,717)
Treasury stock	(36)	—	(36)

Total shareholders’ equity	29,451	(6,003)	23,448

Total liabilities and shareholders’ equity	$42,786	$(3,689)	$39,097

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended December 31, 2002
	As reported and reclassified	Adjustments	Restated
Revenues	$25,854	$(3,895)	$21,959
Cost of sales	7,044	(214)	6,830

Gross profit	18,810	(3,681)	15,129

Operating expenses:
Marketing and sales	7,915	94	8,009
Product development	3,671	(395)	3,276
General and administrative	3,529	100	3,629
Amortization of other intangible assets	350	(26)	324

Total operating expenses	15,465	(227)	15,238

Operating income (loss)	3,345	(3,454)	(109)

Non-operating income (expense):
Interest income	24	(10)	14
Interest expense and other financing costs, net	(105)	(181)	(286)
Other gains and (losses)	—	(104)	(104)

Income (loss) from continuing operations before income taxes	3,264	(3,749)	(485)
Income tax expense	—	—	—

Income (loss) from continuing operations	3,264	(3,749)	(485)

Discontinued operations:
Gain from operations of discontinued segment	—	235	235

Net income (loss)	3,264	(3,514)	(250)

Accretion of preferred stock redemption value	52	—	52

Income (loss) available to common shares	$3,212	$(3,514)	$(302)

Continuing operations earnings (loss) per common share	$0.13	$(0.15)	$(0.02)
Discontinued operations earnings per common share	—	0.01	0.01

Basic earnings (loss) per common share	$0.13	$(0.14)	$(0.01)

Diluted earnings (loss) per common share	$0.10	$(0.11)	$(0.01)

Basic weighted average common shares outstanding	24,600,496		24,600,496

Diluted weighted average shares outstanding	32,044,909		24,600,496

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Nine Months Ended December 31, 2002
	As reported and reclassified	Adjustments	Restated
Revenues	$49,753	$(6,024)	$43,729
Cost of sales	11,947	(1,316)	10,631

Gross profit	37,806	(4,708)	33,098

Operating expenses:
Marketing and sales	13,412	1,466	14,878
Product development	7,924	(306)	7,618
General and administrative	8,164	193	8,357
Amortization of other intangible assets	835	—	835

Total operating expenses	30,335	1,353	31,688

Operating income (loss)	7,471	(6,061)	1,410
Non-operating income (expense):
Interest income	63	(18)	45
Interest expense and other financing costs, net	(420)	(453)	(873)
Cancellation of stock options	(452)	—	(452)
Gain on extinguishment of debt	1,269	—	1,269
Other gains and (losses)	(24)	32	8

Income (loss) from continuing operations before income taxes	7,907	(6,500)	1,407
Income tax expense	—	6	6

Income (loss) from continuing operations	7,907	(6,494)	1,413

Discontinued operations:
Gain (loss) from operations of discontinued segment	(149)	384	235

Net income (loss)	7,758	(6,110)	1,648
Accretion of preferred stock redemption value	154	—	154

Income (loss) available to common shares	$7,604	$(6,110)	$1,494

Continuing operations earnings (loss) per common share	$0.33	$(0.28)	$0.05
Discontinued operations earnings (loss) per common share	(0.01)	0.02	0.01

Basic earnings (loss) per common share	$0.32	$(0.26)	$0.06

Diluted earnings (loss) per common share	$0.25	$(0.20)	$0.05

Basic weighted average common shares outstanding	24,142,979		24,142,979

Diluted weighted average shares outstanding	30,711,660		30,711,660

NOTE 3: ACCOUNTING POLICIES

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

Restricted cash and deposits

At December 31, 2002, the Company has $576 thousand of funds held by banks as a reserve against any possible chargebacks/returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. This amount is reflected as restricted cash.

At December 31, 2002, the Company also has $1.3 million in certificates of deposit which collateralize operating and capital lease obligations. These amounts are classified as long term deposits.

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

Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid. During the nine months ended December 31, 2002 and 2001, the Company recorded $888 thousand and $325 thousand as bartered advertising revenue, respectively.

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

Advertising costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. During the nine months ended December 31, 2002 and 2001 advertising expense amounted to $727 thousand and $1,205 thousand respectively. The Company had no direct-response advertising during the periods presented.

Earnings per share

Basic earnings per share is computed as net income less accretion of the Series A redeemable convertible preferred stock divided by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. For the three and nine months ended December 31, 2002, 8,304 thousand and 1,576 thousand stock options, respectively, and 1,985 thousand and 27 thousand warrants to purchase common stock, respectively have been excluded from the computation of diluted earning per share because their effect is currently anti-dilutive.

4. MAJOR CUSTOMERS

During the nine months ended December 31, 2002, approximately 7% of the Company’s total revenues resulted from five customers ranging from 1% to 2% of total revenues each. These five customers comprised 19% of media/advertising segment revenues ranging 3% to 4% of advertising revenues each.

During the nine months ended December 31, 2001, approximately 44% of revenues were generated from the top five customers ranging from 5% to 12% of revenues each. These customers made up 62% of media/advertising segment revenue.

5. AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

The net carrying value of goodwill and other intangibles recorded through acquisitions is $20,155 thousand and $16,875 thousand as of December 31,2002 and March 31, 2002, respectively. Effective April 1, 2001, the Company adopted SFAS 141 and SFAS 142. These assets are now assessed for impairment at least annually or upon an adverse change in operations. The assets were amortized on a straight-line basis over two to five years beginning January 1, 2001. Prior to that date, the Company amortized goodwill and other intangibles on a straight line basis over ten years. Since March 31, 2002, the Company has not noted any material adverse events that could cause an impairment of the net carrying value of goodwill or other intangible assets as of December 31, 2002.

Goodwill in the amount of approximately $14,846 thousand is not amortized.

Other Intangibles consist primarily of the cost of website domain names and customer lists acquired (in thousands):

	December 31, 2002	March 31, 2002
Customer lists	$1,393	$1,393
Domain names	1,572	1,740
License agreements	315	315
Websites	2,446	1,574
Other	284	204

	6,010	5,226
Less: accumulated amortization	(1,459)	(649)

Other Intangibles, net	$4,551	$4,577

6. FIXED ASSETS

Fixed assets, at cost, consist of the following (in thousands):

	December 31, 2002	March 31, 2002
Furniture and fixtures	$71	$27
Computers and equipment	1,586	2,568
Equipment under capital lease	2,135	—
Leasehold improvements	5	—
Purchased software	262	262

	4,059	2,857
Less: accumulated depreciation	(1,357)	(564)

Fixed assets, net	$2,702	$2,293

Depreciation expense for the nine months period ended December 31, 2002 and 2001 was approximately $793 and $224 thousand respectively.

7. PREPAID EXPENSES

Prepaid expenses consist of cash payments made in advance for marketing or other services to be rendered as follows (in thousands):

	December 31, 2002	March 31, 2002

Bank fees	$25	$—
Accounting fees	25	—
Co-marketing agreement shares	327	327
eGames earnout advance	300	300
Marketing expenses	150	107
Investment banking expenses	23	23
Investor relations expenses	10	10
Licensing agreements	320	242
Inventory	284	337
Insurance, advances & other	826	142

Total	$2,290	$1,488

9. DEFERRED CHARGES

Deferred charges consist of the unamortized fair value of warrants or options issued principally in connection with the securing of financing, investor relations services and web site development. Options issued to advertising affiliates for continued online advertising services are also included. All such options and warrants have been valued using the Black-Scholes method option pricing model (see also Note 15 – Warrants). (In thousands):

	December 31, 2002	March 31, 2002

Warrants:
Granted for services	483	748

	483	748
Less: Non-current portion	(30)	(197)

Total	$453	$551

10. SHORT-TERM NOTES PAYABLE

Short-term notes payable consist of the following (in thousands):

	December 31, 2002	March 31, 2002
Notes payable:
550 Digital Media Ventures – Affiliate (Sony) (1)	$2,290	$2,290
Deb’s Fun Pages (2)	287	—
Funbug	200	80
Funnygreetings (5)	545	394
FunPageLand (2)	113	—
Saggi Capital (4)	—	450
SFX Entertainment (3)	696	313

	4,131	3,527
Less: Discount on FunnyGreetings Note	(69)	(122)

Total	$4,062	$3,405

(1)	Due to Sony subsidiary 550 Digital Media Ventures on March 31, 2003. The note is convertible to common or preferred stock subject to certain conditions and is collateralized by a blanket lien on the assets of the Company. The note accrues interest at the prime rate plus 2%.
(2)	As of March 1, 2001, the Company entered into promissory notes in connection with settlements of amounts due pursuant to agreements with certain then-current employees that had developed websites, as listed above, and related content of the Company.

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
(3)	In January 2002, the payment terms of this note were extended to January 1, 2004 from August 26, 2002. The note is collateralized by 2,600,000 shares of common stock owned by Brad D. Greenspan. Principal and interest payments are quarterly over the life of the note with an effective interest rate of 18.51%.
(4)	On August 13, 2001, Saggi Capital purchased the $450 thousand note formerly held by Videogame Partners. The note was payable in stock on June 12, 2002, and accrued interest at 8%. Saggi Capital expressed its intention to exercise its conversion rights pursuant to the agreement prior to June 30, 2002. During the quarter ended September 30, 2002, the Company issued 216,522 shares of Company common stock to Saggi Capital to redeem the note and pay all accrued interest.
(5)	In July 2001, the Company amended its agreement with an employee for the purchase of Funnygreetings.com. Under the prior agreement, the Company was obligated to pay $2 million. Under the new agreement, the Company reduced the obligation to $1.2 million, less $86 thousand already received by the seller, and restructured the payment terms as described below. The Company made an additional payment of $130 thousand in connection with Company financing which closed October 23, 2001 with 550 Digital Media Ventures as previously reported. The remaining balance of $984 thousand is payable in thirty monthly installments subject to certain advertising revenues being achieved on the Funnygreetings.com website. Whenever revenue performance is not achieved in a given month, the monthly payment is reduced to a minimum of $20 thousand.

11. LONG-TERM NOTES PAYABLE

Long-term notes payable consist of the following (in thousands):

	December 31, 2002	March 31, 2002
Deb’s Fun Pages (1)	—	287
FunBug	—	120
FunnyGreetings (4)	—	353
FunPageLand (1)	—	113
JustSayWow (1) (3)	—	951
Send4Fun (1) (3)	—	712
SFX Entertainment (2)	—	492

Total	$—	$3,028

(1)	As of March 1, 2001, the Company entered into promissory notes in connection with settlements of amounts due pursuant to agreements with certain then-current employees that had developed Web sites, as listed above, and related content for the Company. Obligations were settled by entering into promissory notes having a term of 30 months and with the entire principal due on September 1, 2003. Interest accrues at 8% with payments of interest only payable at different dates for the various notes through September 2003. The note holders have the right at anytime to convert the unpaid balance of the note into shares of unregistered, restricted common stock of the Company at $6 per share.
(2)	In January 2002, the payment terms of this note were extended to January 1, 2004 from August 26, 2002. The note is collateralized by 2,600,000 shares of common stock owned by Brad D. Greenspan. Principal and interest payments are quarterly over the life of the note with an effective interest rate of 16.96%.
(3).	In June 2002, the Company recognized gain from the early retirement of the principal and related accrued interest of these notes payable. This retirement of debt resulted in the Company recognizing a gain of $1,269 thousand.
(4)	In July 2001, the Company amended its agreement with an employee for the purchase of Funnygreetings.com. Under the prior agreement, the Company was obligated to pay $2 million. Under the new agreement, the Company reduced the obligation to $1.2 million, less $86 thousand already received by the seller, and restructured the payment terms as described below. The Company made an additional payment of $130 thousand in connection with Company financing which closed October 23, 2001 with 550 Digital Media Ventures as previously reported. The remaining balance of $984 thousand is payable in thirty monthly installments subject to certain advertising revenues being achieved on the Funnygreetings.com website. Whenever revenue performance is not achieved in a given month, the monthly payment is reduced to a minimum of $20 thousand.

12. CAPITALIZED LEASE OBLIGATIONS

The following is a schedule of minimum payments under capitalized leases and the present value of future minimum rentals for future years ending March 31 (in thousands):

Year ended March 31,
2003 (remaining 3 months)	$367
2004	1,089
2005	271

Total minimum lease payments	1,727

Less: Amounts representing interest	(126)

Present value of net minimum lease payments	1,601
Less: Current portion of capitalized lease obligations	(1,036)

Long-term capitalized lease obligations	$565

Equipment with a cost basis of $2,135 thousand is collateral for the obligations under capital leases. During fiscal year 2003, the Company entered into several sale-leaseback transactions for computer equipment. Under the terms of the agreements, the Company, as lessee, is required to maintain the equipment and provide public liability insurance coverage in the minimum amount of $1 million. As additional security relating to the sale-leaseback of equipment, the Company is required to maintain an $825 thousand irrevocable standby letter for the first twelve months of the lease term and $413 thousand for the remaining twelve months of the lease term.

13. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2002	March 31, 2002
Professional services	$—	$758
Acquisition payments	109	398
Vacation	264	—
Compensation	9	869
Affiliate payments	41	212
Marketing	188	58
Interest	14	486
Royalties	439	487
Bonuses and commissions	1,557	—
Sales tax	312	—
Sales return	1,260	—
Legal settlement payable	312	—
Commissions – Funpagers	32	—
401K payables – employee check payments	12	—
Insurance	263	—
Customer deposit	432	—
Other	95	885

Total	$5,339	$4,153

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various facilities under non-cancelable operating lease agreements that expire within the next five years. Future minimum lease payments under these non-cancelable operating leases are as follows (in thousands):

Years ended March 31,
2003 (remaining three months)	$252
2004	1,174
2005	1,042
2006	714
2007	—

$3,182

Rent expense from continuing operations for the nine months ending December 31, 2002 and 2001 was $756 thousand and $380 thousand.

Litigation

As previously disclosed, on July 6, 2001, Adolph Komorsky Investments, Inc. (“AKI”), an Illinois corporation with its principal place of business in Tarrytown, New York, filed a complaint against the Company in the Supreme Court of the State of New York, County of Westchester. AKI alleges that the Company breached a consulting agreement with AKI by failing and refusing to pay cash and warrants due under the agreement. The Company filed an answer to AKI’s complaint denying AKI’s allegations and asserting defenses to the claims including the failure of AKI to perform its obligations under the consulting agreement. On February 11, 2003, the Company accepted an offer by AKI to settle this matter for a one-time cash payment in an amount not exceeding the reserve established by the Company to cover this contingent liability. The settlement is expected to be documented and finalized in the near future and is not expected to have a material adverse effect on the Company.

On October 17, 2002, the Company filed a complaint in the Superior Court of Los Angeles, California, against Jody Henderson, the former owner and proprietor of the Company’s interactive entertainment website known as FunnyGreetings. The Company is seeking an order from the California Court declaring the validity and enforceability of, and the Company’s compliance with, an amendment to the acquisition agreement pursuant to which the Company purchased FunnnyGreetings from Mr. Henderson in September of 2000. The terms of the amendment, which was executed by the parties in July 2001, resulted in, among other things, an $800,000 reduction in the minimum purchase price to be paid by the Company to Mr. Henderson for the FunnyGreetings business. The Company filed the lawsuit due to Mr. Henderson’s allegations that (1) the Company breached the purchase agreement by not accounting for all, and/or by undermining, sources of revenue from the Company’s operation of the FunnyGreetings website thereby adversely affecting amounts due to Mr. Henderson under the purchase agreement, and (2) the amendment to the purchase agreement was the result of economic duress and is unenforceable. In January of 2003, the Company was served with a lawsuit filed by Mr. Henderson in the Circuit Court of Fayette County, Kentucky, which includes claims based on the above allegations. On January 9, 2003, the Company removed the lawsuit to the United States District Court for the Eastern District of Kentucky. The Company believes that Mr. Henderson’s claims are without merit and intends to vigorously defend itself.

15. EQUITY COMPENSATION PLAN

Stock Options

Under the Company’s 1999 Stock Award Plan, stock options may be granted to officers, directors, employees and consultants. An aggregate of 9 million shares of common stock have been reserved for issuance under the Plan. Typically, options granted under the plan will vest ratably over 3 years with 1/3 vesting after 12 months and the remaining vesting in 1/8 increments each 3 months thereafter. During the quarter ended December 31, 2002, the Company issued 222 thousand options with exercise prices ranging from $2.20 to $4.42. As of December 31, 2002, 8,304 thousand options were outstanding at a weighted average price of $3.17, of which 4,668 thousand options were exercisable at a weighted average price of $3.52.

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

Warrants outstanding and exercisable as of December 31, 2002 were 1,985 thousand with exercise prices ranging from $1.00 to $5.03 per share.

16. SEGMENT INFORMATION

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

Summarized information by segment as excerpted from the internal management reports is as follows for the three and nine months ended December 31,2002 and 2001 are as follow (in thousands):

Three Months Ended December 31, 2002

	Media/ Advertising	Products and Services	Total
Net revenues	$6,026	$15,933	$21,959
Gross profit	$6,026	$9,103	$15,129

Nine Months Ended December 31, 2002

	Media/ Advertising	Products and Services	Total
Net revenues	$17,127	$26,602	$43,729
Gross profit	$—	$10,631	$10,631

17. BUSINESS COMBINATIONS

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

In September 2002, the Company acquired certain assets of ResponseBase LLC, for $3.5 million. ResponseBase is a Santa Monica, CA online marketing company that manages approximately 30 million permission-bases e-mail records and is expected to add proven talent to the existing eUniverse team and add incremental distribution and product development opportunities. Additional payments will be made on an earn-out basis subject to the achievement of certain performance goals for the two year period October 2002-September 2004.

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

RESULTS OF OPERATIONS

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001

Net Revenues

In the current quarter, approximately 73% of the Company’s revenues were derived from its Product and Services segment, which was launched June, 2001 with the remaining 27% from paid third party advertising. During the quarter ended December 31, 2001, 61% of the Company’s revenues were derived from paid third party advertising and the remaining 39% of revenue came from the Products and Services segment. The Company intends to continue its strategy of growing and diversifying its revenues by introducing and enhancing various proprietary products and services. Management of the Company believes that the Product and Services segment will continue to be the primary revenue driver for the Company. The Products and Services segment is anticipated to grow both in total dollars and as a percentage of total revenue.

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

Revenues from barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given with the difference recorded as an advance or prepaid. The Company had no barter transactions during the current quarter or comparable quarter last year.

The Company recognizes revenues as the amount paid upon the delivery and fulfillment of advertising, provided that the collection of the resulting receivable is probable.

	Three Months Ended December 31,
	2002	2001	$ Change	% Change
	(in thousands)
Revenues
Media / Advertising	$6,026	$6,190	$(164)	-3%
Products and Services	15,933	3,939	11,994	304%

Total Revenues	$21,959	$10,129	$11,830	117%

	Nine Months Ended December 31,
	2002	2001	$ Change	% Change
	(in thousands)
Revenues
Media / Advertising	$17,127	$16,089	$1,038	6%
Products and Services	26,602	5,792	20,810	359%

Total Revenues	$43,729	$21,881	$21,848	100%

For the current quarter, total revenue increased 117% to $22 million, up from $10.1 million reported the same quarter in 2001. For the nine months ended December 31, 2002 total revenue increased 100% to $43.7 million, up from $21.9 million reported for the same period in 2001. The increase is due to the introduction of the Products and Services segment, which contributed substantially all of the overall increase in revenues of $12 million for the current quarter. The revenues produced from this segment were primarily from recurrent transaction products (e.g. ink jet cartridges), subscription-based services (e.g. dating, fitness, premium memberships) and the sale of impulse merchandise. The Company intends to continue to add to and upgrade its product and service offerings during the remainder of fiscal year 2003 and for the fore seeable future.

Revenues from Media and Advertising decreased approximately 3% to $6 million from $6.2 million, from the third quarter last year. For the nine months ended December 31, 2002, revenues from Media and Advertising were up 6% to $17.1 million, from $16.1 million for the prior year, due primarily to an increase in available advertising space from newly launched and acquired sites.

For the nine months ended December 31, 2002, the top five customers made up 19% of media/advertising revenue, down from 62% in the prior year. The top five customers comprised 7% of total revenues in the current period, a decline from 44% in the comparable nine month period in the prior year.

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

Revenue also includes barter and non-cash advertising where the Company exchanges advertising on our sites for similarly valued online advertising or other services. The Company did not enter into any barter transactions in the current quarter. The Company’s barter value was $888,000, or 2% of total revenue, for the nine months ended December 31, 2002. The Company’s barter and non-cash advertising constituted $325,000, or 1% of total revenue, in the nine months ended December 31, 2001. The Company typically uses barter transactions to test prospective media/advertising purchases or sales campaigns with the anticipation of additional advertising business.

COST OF SALES

	Three months ended December 31,
	2002	2001	$ Change	% Change
	(in thousands)
Cost of Sales
Cost of Products and Services	$6,830	$2,469	$4,361	177%

Total Cost of Goods Sold	$6,830	$2,469	$4,361	177%

	Nine months ended December 31,
	2002	2001	$ Change	% Change
	(in thousands)
Cost of Sales
Cost of Products and Services	$10,631	$3,167	$7,464	236%

Total Cost of Goods Sold	$10,631	$3,167	$7,464	236%

Cost of sales consists primarily of the cost of products for the commerce offerings within the Products and Services segment, license agreements, shipping costs and credit card merchant fees.

During the current quarter, cost of sales increased 177% to $6.8 million, or 31% of total revenues, from $2.5 million or 24% of total revenues in 2001. Cost of sales rose due to increased Products and Service segment revenues. For the nine months ended December 31, 2002, cost of goods sold increased 236% to $10.6 million from $3.2 million. The increase was due to the launch of the Products and Services segment in the prior year. The Company expects total cost of revenues to increase as a percentage of revenues as the Products and Services segment continues its growth. Cost of sales may increase to as much as 25% to 30% of overall revenues during fiscal year 2003.

OPERATING COSTS

Our operating costs were as follows for the years indicated (dollars in thousands):

	Three months ended December 31,
	2002	2001	$ Change	% Change
	(in thousands)
Operating costs
Marketing and sales	$8,009	$1,293	$6,716	519%
Product development	3,276	1,837	1,439	78%
General and administrataive	3,629	2,255	1,374	61%
Amortization of other intangible assets	324	178	146	82%

Total operating costs	$15,238	$5,563	$9,675	174%

	Nine months ended December 31,
	2002	2001	$ Change	% Change
	(in thousands)
Operating costs
Marketing and sales	$14,878	$4,705	$10,173	216%
Product development	7,618	4,651	2,967	64%
General and administrataive	8,357	5,422	2,935	54%
Amortization of other intangible assets	835	226	609	269%

Total operating costs	$31,688	$15,004	$16,684	111%

MARKETING AND SALES

Marketing and sales costs consist primarily of media purchases, promotional and advertising costs, personnel costs, commissions, agency and consulting fees, and allocated overhead for facilities and other costs. The Company has a direct sales force that sells our inventory of advertisements to advertisers and advertising agencies.

Marketing and sales costs increased by 519% to $8 million, or 36% of total revenues, for the current quarter, from $1.3 million, or 13% of total revenues, for the comparable quarter last year. Marketing and sales costs for the nine months ended December 2002 increased by 216% to $14.9 million, or 34% of total revenues, compared to $4.7 million or 22% of total revenues for the comparable period last year. The $6.7 million and $10.2 million increases for the current quarter and nine month period, respectively, were due to increased media purchases and marketing employees. The increase in media expense was a means to more fully expand the marketing reach to new customers, and increase revenues and profits outside of the eUniverse network of websites. The increase in marketing staff was to support new product and service categories and to identify and develop new or enhance existing products and services. Media expense was $5.6 million and $9.5 million for the quarter and nine months ended December 31, 2002, respectively. Overall media increased to 22% as a percentage of revenues in the nine month period from 8% for the same period last year. Salaries increased $1.5 million in the nine month period due to increased hiring while salaries declined slightly as a percentage of revenues. The remaining increase was composed of additional consulting expense, facility costs, bad debts expense and public relations.

During the remainder of fiscal year 2003, the Company plans to continue to expand its direct sales, marketing and customer care teams to identify new product and service offerings, increase customer loyalty and drive revenue growth. The Company intends to continue to increase the number of paying consumers and enhance the lifetime value of each consumer and advertiser relationship. Excluding media purchases, the Company expects that sales and marketing costs will increase in absolute terms but will continue to decline as a percentage of overall revenue. However, media purchases are expected to increase as a percentage of revenues during fiscal year 2004. Such purchases will continue as a means for the Company to expand its advertising reach, optimize revenues and profitability and further develop its core paying customer base.

PRODUCT DEVELOPMENT

Product development expenses consist of payroll and related expenses, Web hosting, consulting services and allocated overhead costs for the following: (1) developing and maintaining the Company’s websites, (2) developing and maintaining key proprietary technology, and (3) developing proprietary products and services.

Product and development costs increased by 78% to $3.3 million, or 15% of total revenues, for the current quarter, from $1.8 million, or 18% of total revenues, for the comparable quarter in the prior year. Product and development costs increased by 64% to $7.6 million or 17% of total revenues for the nine months ended December 31, 2002, from $4.7 million or 21% for the same period in 2001. The increases of $1.4 million and $3 million for the quarter and the nine month periods, respectively were primarily due to increased staff and related salaries, benefits and consulting costs. The increase in staff and consulting was to support increased technology, database and content development related to an increase in new products and services. Internet hosting fees were slightly lower in the nine month period. Salaries and related costs increased $2.3 million in the current year nine month period.

Management anticipates that product development will continue to increase in absolute terms with development of new or expansion of existing product and service categories, but decline as a percentage of revenue as the Company leverages its technology and content development processes.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist of payroll and related expenses for executive, finance, legal, human resources and administrative personnel; recruiting; outside legal and other professional fees; and other general corporate expenses.

General and administrative costs increased by 61% to $3.6 million, or 17% of total revenues, for the current quarter, from $2.3 million, or 22% of total revenues, for fiscal year 2001. For the nine months ended December 31, 2002, these costs increased by 54% from $5.4 million to $8.4 million for the comparable period last year. The $1.4 million and $2.9 million increases for the quarter and nine month periods were due to growth in the number of management, legal and finance personnel, expansion of facilities and computer systems, and an increase in legal and accounting services to support the growth of Company operations and infrastructure.

Specific increases for the nine months ended December 31, 2002 compared to the same period last year include payroll and related of $0.8 million, and depreciation of $0.6 million. The remainder was due to facility and lease expenses and various royalty and license expenses. Overall, general and administrative fees declined as a percentage of revenues.

For the remainder of fiscal year 2003, the Company anticipates that general and administrative costs will decline as a percentage of revenues as the business obtains further economies of scale in this area.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

The Company evaluates the purchased goodwill and other intangible assets for potential impairment on an at least an annual basis or upon the occurrence of a material adverse event. Amortization of acquisition-related intangible assets for the quarter ending December 31, 2002 reflects the stock acquisition of Infobeat and the asset acquisitions of FunnyGreetings, SpreadingJoy, VIZX, FunOne, Send4Fun, Colorgenics, ResponseBase and other websites and customer name lists.

INTEREST AND OTHER INCOME AND OTHER NON-OPERATING EXPENSE

	Three Months ended December 31,
	2002	2001	$ Change	% Change
	(in thousands)
Interest income	$14	$13	$1	8%
Interest and other financing costs	(286)	(207)	(79)	38%
Other losses	(104)	—	(104)	*

	Nine Months ended December 31,
	2002	2001	$ Change	% Change
	(in thousands)
Interest income	$45	$14	$31	221%
Interest and other financing costs	(873)	(502)	(371)	74%
Cancellation of stock options	(452)	—	(452)	*
Gain on extinguishment of debt	1,269	—	1,269	*
Other gains	8	—	8	*

*	Not meaningful

Interest and financing expense increased by 38% to $286 thousand in the current quarter from $207 thousand for the same period in 2001. The expense includes interest on the 550 Digital Media Ventures (Sony), capital lease obligations and notes to certain website developers.

The Company paid approximately $452 thousand to various stock option holders for the cancellation of approximately 925 thousand options.

During the quarter ended June 30, 2002, the Company entered an agreement for the early retirement of approximately $1.7 million of long-term notes payable, resulting in a gain on extinguishments of debt of $1,269,000.

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

For the nine months ended December 31,2002, net cash generated from operating activities was $2.8 million compared to 4.9 million for the nine months ended December 31, 2001 due to a decrease in current year net income compared to last year.

Net operating cash flows for the nine months ended December 31, 2002 consisted of $1.6 million of net income, non-cash expenses, including depreciation and amortization of $1.6 million, bad debt expense of $0.6 million, and a decrease in current liabilities of $2.5 million. These sources of operating cash flow were partially offset by an increase in current assets of $2.4 million primarily due to holiday sales and prepaid marketing and inventory for the AbKing and Yogabol joint ventures and by the non-cash gain from the retirement of debt for $1.3 million.

Net operating cash flow for the nine months ended December 31, 2001 consists of $3.3 million of net income, non-cash expenses for depreciation, amortization, warrant amortization and bad debts of $1.3 million, and an increase in current liabilities $1.0 million. These items were partially offset by an increase in current assets of $0.8 million.

Net cash used by investing activities was $6.5 million and $2 million for the nine months ended December 31, 2002 and 2001, respectively. The $6.5 million resulted from the $3.5 million acquisition of the certain assets of Response Base LLC, an online marketing company, $1 million for computer hardware, software and other fixed assets, $0.7 million for customer and email lists and other intangible assets, and $1.2 million for the deposits required for equipment and facilities leases. During the nine months ended December 31, 2001, the $2 million used in investing activities resulted from the purchase of subscriber databases for $0.9 million, websites and related assets of $0.7 million and computer hardware and software of $0.4 million.

Net cash provided by financing activities was $1.4 million and $4.6 million for the nine months ended December 31, 2002 and 2001 respectively. The $1.4 million in the current period resulted from proceeds from capitalized leases of $2 million and proceeds from exercise of stock options of $0.7 million. Theses items were offset by repayment of long-term notes and leases of $1.2 million. Net cash provided by financing activities of $4.6 million for the nine months ended December 31, 2001 resulted from proceeds of the sale of $5 million of Preferred Series B stock to 550 Digital Media Ventures, an indirect subsidiary of Sony, and proceeds from capitalized leases of $2.6 million partially offset by repayment of short-term and long-term obligations of $3 million.

As of December 31, 2002, the Company had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party or unconsolidated entities.

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

Our material contractual obligations at December 31, 2002 are as follow (in thousands):

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	3 Months Ended March 31, 2003	2004	2005	Thereafter
8% Convertible Note payable for acquisition of Deb’s Fun Pages	$287	$287	$—	$—	$—
8% Convertible Note payable for acquisition of Fun Page Land	113	113	—	—	—
Note payable for acquisition of Funbug.com	200	200	—	—	—
Note payable for acquisition of Funnygreetings.com	476	476	—	—	—
Note payable with interest accruing at prime plus 2% (Sony)	2,290	2,290	—	—	—
Note payable with effective rate of 9.7% (SFX Entertainment, Inc.)	696	696	—	—	—
Capital lease obligations	1,601	243	1,052	306	—
Operating lease obligations	3,182	252	1,174	1,042	714

Total contractual obligations	$8,845	$4,557	$2,226	$1,348	714

Item 4.	Controls and Procedures

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

Based in part on the foregoing, the Company’s Principal Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, December 31, 2003, our disclosure controls and procedures were not effective to ensure that information the Company is required to disclose in the reports that it files with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

However, based upon an evaluation conducted prior to the filing of this report, on October 10, 2003, including an evaluation of the supplemental controls and the other changes to the Company’s organization and controls implemented to date, the Company’s Principal Executive Officer and Chief Financial Officer have concluded that, as of October 10, 2003 the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files with the Securities and Exchange Commission, for periods ending subsequent to June 30, 2003, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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