Form 10-Q
period 2003-09-30
EUNIVERSE INC
filed 2003-11-13
CIK 1088244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 12, 2003, there were 26,524,000 shares of the Registrant’s common stock, par value $0.001 outstanding.

eUNIVERSE, INC.

FORM 10-Q

For the Three Months Ended September 30, 2003

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Information

eUNIVERSE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data - unaudited)

	September 30, 2003	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$1,953	$4,663
Restricted cash	1,173	1,842
Accounts receivable, net	4,638	4,985
Inventories, net	1,114	1,610
Prepaid expenses and other assets	1,981	1,777

Total current assets	10,859	14,877
Property and equipment, net	2,683	3,229
Goodwill	15,574	15,487
Other intangible assets, net	3,791	4,447
Deposits and other assets	1,093	1,889

Total assets	$34,000	$39,929

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,401	$5,293
Accrued expenses	3,510	4,230
Deferred revenue	917	1,126
Current portion of debt obligations	1,167	1,460
Current portion of capitalized lease obligations	1,007	1,178

Total current liabilities	12,002	13,287
Debt obligations, less current portion	4,290	2,290
Capitalized lease obligations, less current portion	144	437
Accrued interest	543	479

Total liabilities	16,979	16,493

Stockholders’ equity:
Preferred stock, $0.10 par value; 40,000 shares authorized 2,236 and 2,280 shares issued and outstanding, respectively	224	229
Common stock, $0.001 par value; 250,000 shares authorized; 26,562 and 26,303 shares issued, respectively	27	26
Additional paid-in capital	71,264	71,029
Accumulated deficit	(54,458)	(47,812)
Treasury stock; 32 shares in treasury	(36)	(36)

Total stockholders’ equity	17,021	23,436

Total liabilities and stockholders’ equity	$34,000	$39,929

See Notes to Consolidated Financial Statements

eUNIVERSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002 - Restated	2003	2002 - Restated
Revenues	$15,249	$10,988	$31,085	$21,770
Cost of revenues	5,403	1,637	10,541	3,801

Gross profit	9,846	9,351	20,544	17,969

Operating expenses:
Marketing and sales	5,253	4,071	11,876	6,869
Product development	1,577	1,844	3,298	3,297
General and administrative	3,906	2,982	7,934	5,772
Restatement professional fees	2,261	—	3,223	—
Amortization of other intangible assets	329	297	656	511

Total operating expenses	13,326	9,194	26,987	16,449

Operating income (loss)	(3,480)	157	(6,443)	1,520
Interest expense, net	(118)	(447)	(203)	(556)
Cancellation of stock options	—	—	—	(452)
Gain on debt extinguished	—	—	—	1,269
Other gains	—	112	—	112

Income (loss) before income taxes	(3,598)	(178)	(6,646)	1,893
Income taxes	—	2	—	6

Net income (loss)	(3,598)	(176)	(6,646)	1,899
Preferred stock liquidation preference	17	61	34	103

Income (loss) to common stockholders	$(3,615)	$(237)	$(6,680)	$1,796

Basic income (loss) per common share	$(0.14)	$(0.01)	$(0.25)	$0.08

Diluted income (loss) per common share	$(0.14)	$(0.01)	$(0.25)	$0.06

Basic weighted average common shares	26,562	24,261	26,534	23,913

Diluted weighted average common shares	26,562	24,261	26,534	28,240

See Notes to Consolidated Financial Statements

eUNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands - unaudited)

	Six Months Ended September 30.
	2003	2002 - Restated
Operating activities:
Net income (loss)	$(6,646)	$1,899
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	861	432
Amortization of other intangible assets	656	511
Gain on debt extinguished	—	(1,269)
Other non-cash charges	147	241
Allowance for doubtful accounts	824	303
Changes in other current assets	898	25
Changes in current liabilities	(757)	(337)
Other	—	36

Net cash provided by (used in) operating activities	(4,017)	1,841

Investing activities:
Purchases of fixed assets	(194)	(722)
Acquisition of ResponseBase	(87)	(3,001)
Acquisition of intangible assets	—	(557)
Deposits and other	375	(1,563)

Net cash provided by (used in) investing activities	94	(5,843)

Financing activities:
Proceeds from capital leases obligations	—	1,546
Repayment of capital lease obligations	(651)	(408)
Proceeds from debt obligation	2,000	—
Repayment of debt obligations	(293)	(575)
Proceeds from issuance of stock	157	167

Net cash provided by financing activities	1,213	730

Change in cash and cash equivalents	(2,710)	(3,272)
Cash and cash equivalents, beginning of period	4,663	8,008

Cash and cash equivalents, end of period	$1,953	$4,736

Supplemental cash flow information:
Cash paid for interest	$100	$38
Cash paid for income taxes	95	—
Equipment acquired under capital leases	121	1,647
Stock issued on conversion of debt obligation	—	450

See Notes to Consolidated Financial Statements

eUNIVERSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. The Company and Basis of Presentation

eUniverse, Inc. (the “Company”, “we” or “our”) is a Delaware Corporation, engaged in developing and operating a network of websites providing entertainment-oriented content and proprietary products and services. The Company conducts operations from facilities located in Los Angeles and Montclair, California and Mount Vernon, Washington. These financial statements include the accounts of eUniverse, Inc. and subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three months and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004 (“fiscal year 2004”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K the Year Ended March 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2. Accounting Restatement

On August 22, 2003, the Company restated its previously reported quarterly financial results for the first three quarters of the year ended March 31, 2003 (“fiscal year 2003”) because of accounting errors it had previously identified in the Company’s financial statements. As a result of the discovery of the accounting errors, management and the Audit Committee initiated an internal review of the Company’s accounting records and its accounting policies and procedures. In an effort to identify the extent of the accounting errors, and to identify any deficiencies in the Company’s system of internal controls that gave rise to the errors, management significantly expanded its accounting and finance staff and retained an outside accounting firm to assist in the process. The Company’s Board of Directors also directed the Audit Committee to explore the facts and circumstances giving rise to the restatement as well as to evaluate the Company’s accounting practices, policies and procedures. During management’s and the Audit Committee reviews of the Company’s accounting records and procedures, and during the audit of the Company’s financial statements for fiscal year 2003, a variety of deficiencies in internal controls were identified. We believe such deficiencies were attributable to the following broad factors: insufficient supervision and oversight of the Company’s accounting systems and personnel; a poorly designed, non-integrated accounting system; the rapid growth in the our business operations during fiscal year 2003; difficulties in absorbing and integrating the acquisition of a sizable e-commerce company, ResponseBase, during the third and fourth quarters of fiscal year 2003; the loss of critical personnel; and, limited human resources in the accounting and financial reporting function. Further information about the nature of the restatement adjustments is presented in “Business-Recent Events-Restatement” and “Item 14-Controls and Procedures” in the Company’s Annual Report on Form 10-K for the Year Ended March 31, 2003.

In response to the Company’s restatement announcement on May 6, 2003, NASDAQ halted trading of the Company’s common stock. On June 13, 2003, the Company received a NASDAQ Staff Determination stating that its common stock was subject to delisting from The NASDAQ SmallCap Market due to the NASDAQ Staff’s inability to assess the Company’s current financial position and the Company’s ability to sustain compliance with NASDAQ’s continued listing requirements. On July 2, 2003, the Company received notice of an additional listing deficiency from NASDAQ indicating that the Company was not in compliance with the filing requirement for continued listing due to the Company’s failure to timely file its Annual Report on Form 10-K for the Year Ended March 31, 2003. The Company filed its Annual Report on Form 10-K for the Year Ended March 31, 2003 on August 22, 2003. The Company appealed the NASDAQ Staff’s determination to delist the Company’s securities to a Listing Qualifications Hearings Panel (the “Panel”). On July 31, 2003, the Company presented to the Panel its plan for providing current financial information to the market place and regaining compliance with Securities and Exchange Commission and NASDAQ reporting requirements. The Panel decided to delist the Company’s securities from The NASDAQ SmallCap Market on September 2, 2003. The Company has appealed the Panel’s decision and is seeking reinstatement on The NASDAQ SmallCap Market. The Company’s common stock has been trading on what is commonly called the “pink sheets” since September 2, 2003. A number of market makers have informed the Company that they have or intend to apply to the OTC Bulletin Board to make a market in the Company’s common stock. On October 21, 2003, the National Association of Security Dealers (“NASD”) informed one market maker that the NASD needs additional information in order to determine if they will permit the market maker to make a market for the Company’s common stock on the OTC Bulletin Board.

An amended Form 10-Q for the quarter ended September 30, 2002 was filed with the Securities and Exchange Commission on November 3, 2003. That filing contains information about the restatement adjustments for the three and six months ended September 30, 2002.

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

Restricted cash and deposits

The Company had $759,000 of funds held by banks as reserves against possible charge backs and returns on credit card transactions at September 30, 2003 and $1,842,000 at March 31, 2003. These amounts are classified as restricted cash. The Company also had $1,045,000 in certificates of deposit at September 30, 2003 and $1,447,000 at March 31, 2003 which collateralize operating and capital lease obligations. At September 30, 2003, a $414,000 certificate of deposit is classified as restricted cash and the remaining balances at September 30, 2003 and March 31, 2003 are classified as long-term deposits.

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts receivable by applying a reserve for accounts receivable outstanding over 60 days based upon historical experience and a specific reserve for accounts with a high likelihood of becoming uncollectible. Bad debt expense was $824,000 for the six months ended September 30, 2003 and $303,000 for the six months ended September 30, 2002. The allowance for doubtful accounts was $992,000 at September 30, 2003 and $1,179,000 at March 31, 2003.

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

Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given, with the difference recorded as an advance or prepaid expense. The advertising expense is recorded in cost of revenues. During the three months and six months ended September 30, 2003, we did not have any bartered advertising revenue. During the three months and six months ended September 30, 2002, the Company recorded $400,000 and $888,000, respectively, of bartered advertising revenue.

The Company has entered into advertising affiliate agreements under which advertising payments are guaranteed to the affiliates in return for the Company’s right to sell sponsorships on the affiliates’ websites. An affiliate is a third-party advertising company which uses available internet advertising inventory to market our products and services in exchange for a revenue share. Sponsorship is defined by these agreements as advertising such as banners, buttons and pop-up windows of third parties on the affiliates’ websites. In accordance with Emerging Issues Task Force Issue 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenues derived from affiliates are reported gross of the payment to affiliates while payments from affiliates are reported on a net basis. The fees payable to the affiliates are expensed as a cost of advertising revenue in the period that such revenue is earned.

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

Shipping and handling fees charged to customers are included in revenues, and shipping and handling costs are included in cost of revenues. Amounts included in revenues and cost of revenues for shipping and handling were $2,357,000 and $1,577,000, respectively for the six months ended September 30, 2003, and were $749,000 and $445,000, respectively for the six months ended September 30 2002.

Accrued expenses

Included in accrued expenses are $854,000 of accrued compensation at September 30, 2003 and $1,255,000 at March 31, 2003.

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

The following table illustrates the effect on net income (loss) and income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Income (loss) to common stockholders:
As reported	$(3,615)	$(237)	$(6,680)	$1,796
Less: stock-based compensation expense determined by the fair value method	(873)	(1,023)	(1,777)	(2,046)

Pro forma loss to common stockholders	$(4,488)	$(1,260)	$(8,457)	$(250)

Income (loss) per share to common stockholders:

Basic – as reported	$(0.14)	$(0.01)	$(0.25)	$0.08

Basic – pro forma	$(0.17)	$(0.05)	$(0.32)	$(0.01)

Diluted – as reported	$(0.14)	$(0.01)	$(0.25)	$0.06

Diluted – pro forma	$(0.17)	$(0.05)	$(0.32)	$(0.01)

The fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with assuming 86% - 134% expected volatility, 3.9% - 5.7% risk free interest rates, 5-year expected lives and no dividend yield for all periods.

Income per share

Basic income per share is computed as net income (loss) less accretion of the Series A preferred stock liquidation preference divided by the weighted average number of outstanding common shares during the period. Diluted income per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted income per share does not assume the conversion or exercise of securities that would have an anti-dilutive effect. For the three months and six months ended September 30, 2003, 4,867,000 and 5,148,000, respectively of stock options, 2,320,000 and 2,320,000, respectively of preferred stock and 108,000 and 108,000, respectively of stock purchase warrants were excluded from the computation of diluted income per share because their effect is anti-dilutive. For the three months and six months ended September 30, 2002, 8,386,000 and 1,539,000, respectively of stock options, 2,420,000 and 0 respectively of preferred stock, and 2,093,000 and 20,000, respectively of stock purchase warrants were excluded from the computation of diluted income per share because their effect is anti-dilutive.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of this statement will be applied prospectively. This statement amends SFAS 133 for decisions made in the derivatives project implementation process, in connection with other FASB projects dealing with financial instruments, and in connection with implementation issues related to the definition of a derivative. The adoption of SFAS 149 has not had any impact on the financial statements.

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

Note 4. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2003	March 31, 2003
Furniture and fixtures	$75	$75
Computers and equipment	2,086	1,958
Equipment under capital leases	2,488	2,353
Leasehold improvements	9	9
Purchased software	672	620

	5,330	5,015
Less: accumulated depreciation and amortization	(2,647)	(1,786)

	$2,683	$3,229

Depreciation and amortization expense was $861,000 for the six months ended September 30, 2003 and $432,000 for the six months ended September 30, 2002.

Note 5. Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets was $19,365,000 at September 30, 2003 and $19,934,000 at March 31, 2003. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment and, if necessary, the second phase measures the amount of impairment. We have elected to perform our annual analysis during the fourth quarter of our fiscal year. No indicators of impairment were identified in the six months ended September 30, 2003.

Other intangible assets consist of the following (in thousands):

	September 30, 2003	March 31, 2003
Customer lists	$2,243	$2,243
Domain names	1,700	1,700
License agreements	315	315
Websites	1,210	1,210
Other	766	766

	6,234	6,234
Less: accumulated amortization	(2,443)	(1,787)

	$3,791	$4,447

Amortization expense for other intangible assets was $656,000 for the six months ended September 30, 2003 and $511,000 for the six months ended September 20, 2002. Amortization expense for other intangible assets for future years ending March 31 is as follows (in thousands):

March 31, 2003
2004 (remaining six months)	$657
2005	1,217
2006	959
2007	491
2008	266
Thereafter	201

$3,791

Note 6. Debt Obligations and Capital Leases

Debt obligations consist of the following (in thousands):

	September 30, 2003	March 31, 2003
550 Digital Media Ventures – Affiliate (1 and 2)	$1,790	$2,290
VantagePoint – Affiliate (2)	2,500	—
Deb’s Fun Pages	287	287
Funny Greetings (3)	243	454
FunPageLand	113	113
SFX Entertainment, Inc. (4)	524	606

	5,457	3,750
Less: current portion of debt	(1,167)	(1,460)

	$4,290	$2,290

(1)	550 Digital Media Ventures is an indirect subsidiary of Sony Corporation of America. In March 2003, the due date of the principal and interest on this note was extended to March 31, 2005. This note bears interest at prime plus 2%, is collateralized by a security interest in the Company’s assets and is convertible at the Company’s election into Series B preferred stock. In October 2003, the Company agreed to add $614,000 of accrued interest due on this note to the principal balance.

(2)	550 Digital Media Ventures and an affiliate of VantagePoint Venture Partners (“VantagePoint”), entered into an option agreement pursuant to which VantagePoint may purchase 3,050,000 shares of common stock and 1,750,000 shares of Series B preferred stock owned by 550 Digital Media Ventures. VantagePoint purchased $500,000 of existing convertible debt the Company owed to 550 Digital Media Ventures as consideration for the option. VantagePoint also loaned $2 million to the Company. The two notes to VantagePoint were combined into a $2.5 million note that bears interest at 8% and is collateralized by a security interest in all of the Company’s assets. The Company also agreed to issue a 3-year warrant to VantagePoint to purchase 200,000 shares of Series B preferred stock at $2.50 per share if VantagePoint chooses not to exercise the option. See Note 9 for events subsequent to September 30, 2003 that impact this note.

(3)	On August 21, 2003, the Company entered in a settlement agreement to pay $365,000 to the debt holder in satisfaction of this debt.

(4)	Principal and interest payments are due quarterly through August 2004 and the note has an effective interest rate of 9.7%. This note is collateralized by 2,600,000 shares of the Company’s common stock owned by the Company’s previous Chairman and Chief Executive Officer.

The following are payments due under capitalized leases and the present value of future minimum rentals for future years ending March 31 (in thousands):

March 31, 2003
2004 (remaining six months)	$666
2005	502
2006	24
Thereafter	10

Total minimum lease payments	1,202
Less: amounts representing interest	(51)

Present value of net minimum lease payments	1,151
Less: current portion of capital lease obligations	(1,007)

Long-term obligations under capital leases	$144

Equipment with a cost of $2,488,000 at September 30, 2003 is collateral for the capital lease obligations. During fiscal year 2003 and the first quarter of fiscal year 2004, the Company entered into several sale-leaseback transactions for computers and telephone equipment. Under the terms of the agreements, the Company is required to maintain and insure the equipment and provide general liability insurance. In addition, under one lease, the Company is required to maintain an irrevocable standby letter of credit through May 1, 2004 of at least 75% of the principal balance owed ($414,000 at September 30, 2003).

Note 7. Commitments and Contingencies

Leases

The Company leases various facilities under non-cancelable operating lease agreements. Minimum lease payments under these non-cancelable operating leases for future years ending March 31 are as follows (in thousands):

March 31, 2003
2004 (remaining six months)	$590
2005	1,042
2006	714

Total	$2,346

Rent expense was $647,000 in the six months ended September 30, 2003 and $420,000 in the six months ended September 30, 2002.

Legal Proceedings

See “Item 1. Legal Proceedings” of Part II of this Report.

Note 8. Stockholders’ Equity and Equity Compensation Plans

In the six months ended September 30, 2003, 44,000 shares of Series A preferred stock were converted into 54,000 shares of common stock. In the six months ended September 30, 2002, 538,000 shares of Series A preferred stock were converted into 643,000 shares of common stock. As of September 30, 2003, there are 313,000 outstanding shares of Series A preferred stock that are convertible into 397,000 shares of common stock at the current conversion rate. In addition, at September 30, 2003 there are 1,923,000 outstanding shares of Series B preferred stock that are convertible into 1,923,000 shares of common stock at the current conversion rate.

The following is a summary of stock option activity (in thousands, except per share data):

	Six Months Ended September 30,
	2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,602	$3.25	8,707	$3.16
Granted	—	—	331	4.45
Exercised	(26)	2.16	(75)	2.39
Cancelled	(2,709)	4.28	(577)	4.81

Outstanding at end of period	4,867	2.68	8,386	3.15

Exercisable at end of period	3,290	2.70	4,012	3.68

The following table summarizes information about stock options outstanding at September 30, 2003 (in thousands, except per share data):

	Options Outstanding		Options Exercisable
Price Range	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.01-7.00	191	$5.94	163	$5.97
3.01-5.00	205	3.88	52	3.79
2.00-3.00	4,471	2.49	3,075	2.50

	4,867	2.68	3,290	2.70

The following is a summary of stock purchase warrant activity (in thousands, except per share data):

	Six Months Ended September 30,
	2003		2002
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	353	$2.05	2,267	$1.98
Granted	—	—	10	5.10
Exercised	(235)	2.07	(184)	1.64
Cancelled	(10)	5.10	—	—

Outstanding at end of period	108	2.66	2,093	2.03

Exercisable at end of period	108	2.66	2,093	2.03

Note 9. Subsequent Events

On October 31, 2003, the Company sold 5,333,000 shares of a new series of convertible preferred stock, designated Series C convertible preferred stock to VantagePoint for $8 million. The Company allocated 22 million shares of authorized preferred stock for the Series C preferred stock and has reserved shares of common stock for conversion of the Series C preferred stock into common stock. VantagePoint also agreed to loan the Company, or provide a guarantee to a bank for the bank to loan the Company, up to $4 million. The Company must complete the loan documentation by February 28, 2004. The $4 million loan will be secured by all of the Company’s assets and will be senior to the $1,790,000 secured loan due to 550 Digital Media Ventures and the $2.5 million secured loan due to VantagePoint. The Company committed to issue to VantagePoint 250,000 five year warrants to purchase shares of Series C preferred stock at $2.00 for each $1 million of money borrowed from or guaranteed by VantagePoint. The Company also amended the $2.5 million loan from VantagePoint to allow VantagePoint to convert the loan to Series C preferred stock at the rate of one share of Series C preferred stock for each $2.00 of principal converted. The Company intends to seek stockholder approval for the issuance of the warrant to purchase up to 1 million shares of Series C preferred stock and the Series C preferred stock to be issued upon conversion of the $2.5 million loan and 550 Digital Media Ventures has agreed to vote the stock that they own in favor of the issuance of the warrant and the debt conversion feature. The Series C preferred stock has registration rights and the Series A and Series B stockholders have agreed to subordinate their preferred stock interests to the Series C preferred stock.

In November 2003, a newly formed Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide an aggregate $2.3 million of non-refundable cash advances to Sharman Networks at various dates and additional monthly cash advances for at least one year that are recoupable against a sharing of revenues. The Company also agreed to issue Sharman Networks 500,000 shares of eUniverse common stock. Sharman Networks agreed to bundle two of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks also agreed to include channel links on the Kazaa Media Desktop to content provided by the Company. The Company has guaranteed the obligations of the newly formed Company subsidiary.

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

Summarized information by segment from internal management reports is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Products and Services	$11,026	$5,587	$22,235	$10,670
Media and Advertising	4,223	5,401	8,850	11,100

Total revenues	$15,249	$10,988	$31,085	$21,770

Gross profit:
Products and Services	$5,623	$3,950	$11,694	$6,869
Media and Advertising	4,223	5,401	8,850	11,100

Total gross profit	$9,846	$9,351	$20,544	$17,969

During the three months and six months ended September 30, 2003, no customer exceeded 10% of segment revenues. In the Media and Advertising segment, the top 10 customers were approximately 41% of segment revenues in the three months ended September 30, 2003 and approximately 31% in the six months ended September 30, 2003. In the Products and Services segment, the top 10 customers were less than 1% of segment revenues in the three months and six months ended September 30, 2003.

During the three months and six months ended September 30, 2002, no customer exceeded 10% of segment revenues. In the Media and Advertising segment, the top 10 customers were approximately 42% of segment revenues in the three months ended September 30, 2002 and approximately 37% of segment revenues in the six months ended September 30, 2002. In the Products and Services segment, the top 10 customers were less than 1% of segment revenues in the three and six months ended September 30, 2002.

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

Recent Events

In July 2003, the Company announced that it had taken significant steps to streamline the Company’s operating structure. The Company closed four of its under-performing operating business lines; UltraConversions, FitnessHeaven, MegaLottoClub and FamilyCareAdvantage, and consolidated certain core properties. In addition, from March 31 to September 30, 2003, the Company reduced headcount by 16%.

On August 22, 2003, the Company restated its consolidated financial statements for the first three quarters of fiscal year 2003. On November 3, 2003, we amended our Form 10-Q’s for the first three quarters of fiscal year 2003 to reflect the restated consolidated financial statements. Further information about the Company’s restated quarterly financial statements for the second quarter of fiscal year 2003 is presented in Form 10-Q/A for the quarter ended September 30, 2002. As a result of the Company’s accounting restatement, the NASDAQ halted trading and delisted the Company’s common stock. In addition, we notified the Securities and Exchange Commission of the accounting restatement and the SEC staff initiated an informal inquiry into the matter. In response to the identification of various deficiencies leading to the Company’s restatement of its quarterly financial statements, we implemented a number of enhancements and have taken remedial actions designed to improve the Company’s accounting and financial reporting procedures and controls. Further information with respect to these efforts is presented in Item 4. Controls and Procedures.

On October 31, 2003, VantagePoint invested $8 million in our Company by purchasing 5,333,000 shares of a new series of preferred stock that is designated Series C convertible preferred stock. In addition, VantagePoint agreed to make available to the Company a $4 million one year senior secured bridge loan for business development initiatives Further information about the VantagePoint transactions is presented in Liquidity and Capital Resources.

We added four new directors to our Board of Directors in October 2003. Jeffrey Edell and Bradley Ward were added to our Board of Directors and VantagePoint appointed two directors, David Carlick and Andrew Sheehan. In addition, Thomas Gewecke, the director nominated by 550 Digital Media Ventures, stepped down from the Board of Directors in October 2003. Also, in October 2003, our Chairman and Chief Executive Officer, Brad Greenspan, stepped down as the Company’s Chief Executive Officer and no longer serves as the Chairman of the Board, but remains a Company director.

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

Media and Advertising segment revenues consist of advertisement revenues from our websites, our electronic newsletters and other online media. The Company’s inventory of ad space includes banner and button ads, pop-up and pop-under ads, interstitial ads which appear on a screen while the principal content being viewed is loading and E-mail advertisements. The Company’s advertising is generally structured as sponsorship, impression-based or performance-based arrangements. Sponsorship ads are flat fee arrangements for placement of an advertiser’s name, logos or other branding as the sponsor of a website, an electronic newsletter, a particular piece of content, or a particular promotion. In impression-based ad arrangements, an advertiser purchases a certain number of advertising impressions, which the Company delivers on agreed-upon schedules, and in agreed-upon formats and/or locations, at a negotiated rate per the number of times an advertisement is shown. Performance-based arrangements are measured in terms of a cost-per-click or cost-per-action. Performance-based ad transactions are result oriented, meaning that the advertiser pays the web publisher only if the Internet user performs an agreed-upon activity. The required activity can vary from clicking on the ad or could require that the user link to the advertisers’ website and provide information, execute a sign-up or make a purchase.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe that goodwill and other intangible assets impairment, revenue recognition and reserves for accounts receivable, inventories, sales returns and deferred tax assets are critical accounting policies involving the most complex, difficult and subjective estimates and judgments.

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

We performed our annual goodwill and other intangible assets impairment evaluation during the fourth quarter of fiscal year 2003. In fiscal year 2003, the Company analyzed goodwill for impairment at the Company level. As a result of the ongoing reorganization of the Company’s reporting structure, we expect in the future to have sufficiently discrete financial information to conduct an intangible asset impairment analysis at the reporting unit level. This change may affect the amounts recorded for goodwill impairment in future periods. No indicators of impairment were identified in the six months ended September 30, 2003.

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

We have advertising affiliate agreements under which advertising payments are guaranteed to the affiliates in return for the Company’s right to sell sponsorships on the affiliates’ websites. An affiliate is a third-party advertising company which uses available internet advertising inventory to market our products and services in exchange for a fee or share of revenue. Sponsorship is defined by these agreements as advertising such as banners, buttons and pop-up windows of third parties on the affiliates’ websites. In accordance with EITF 99-19 revenues derived from affiliates are reported gross of the payment to affiliates while payments from affiliates are reported on a net basis.

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

Reserve for deferred tax assets

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”. SFAS 109 requires the use of the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not assured, we establish a valuation allowance. When this allowance is established, or increases or decreases in the future, we increase or decrease our income tax expense. If our estimate of the likelihood of future taxable income proves to be incorrect, adjustments to income tax expense could be required. At September 30, 2003, we have fully reserved our deferred tax assets since we believe that realization is not assured.

Results of Operations

The following table sets forth consolidated statement of operations data expressed as a percentage of revenues:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Products and services	72.3%	50.8%	71.5%	49.0%
Media and advertising	27.7	49.2	28.5	51.0

Total	100.0	100.0	100.0	100.0

Cost of revenues:
Products and services	35.4	14.9	33.9	17.5
Media and advertising	—	—	—	—

Total	35.4	14.9	33.9	17.5

Operating expenses:
Marketing and sales	34.5	37.1	38.2	31.6
Product development	10.3	16.8	10.6	15.1
General and administrative	25.6	27.1	25.5	26.5
Restatement professional fees	14.8	—	10.4	—
Amortization of other intangible assets	2.2	2.7	2.1	2.3

Total operating expenses	87.4	83.7	86.8	75.5

Operating income (loss)	(22.8)	1.4	(20.7)	7.0
Interest expense, net	(0.8)	(4.0)	(0.7)	(2.5)
Cancellation of stock options	—	—	—	(2.1)
Gain on debt extinguished	—	—	—	5.8
Other gains	—	1.0	—	0.5

Income (loss) before income taxes	(23.6)	(1.6)	(21.4)	8.7
Income taxes	—	—	—	—

Net income (loss)	(23.6)%	(1.6)%	(21.4)%	8.7%

Revenues

In the second quarter of fiscal year 2004, revenues increased 39% to $15.2 million up from $11.0 million in the second quarter of fiscal year 2003. In the six months ended September 30, 2003, revenues increased 43% to $31.1 million up from $21.8 million in the same period last year. The growth in revenues was due to the growth in the Products and Services segment revenues, which produced $11.0 million of revenues for the second quarter of fiscal year 2004, up $5.4 million from $5.6 million in the second quarter of fiscal year 2003. Media and Advertising segment revenues declined 22% in the second quarter of fiscal year 2004 to $4.2 million from $5.4 million in the second quarter of fiscal year 2003 due to lower commercial E-mail and advertising response rates.

For the second quarter of fiscal year 2004, 72% of the Company’s revenues were produced from the Products and Services segment and 28% of revenues were produced from the Media and Advertising segment. For the second quarter of fiscal year 2003, 51% of the Company’s revenues were produced from the Products and Services segment and 49% of revenues from the Media and Advertising segment. We believe that this trend will continue with Products and Services segment revenues growing as a percent of total revenues.

On occasion, the Company will enter into barter advertising transactions where the Company exchanges advertising on its websites for similarly valued online advertising or other services. The Company typically uses barter transactions to test prospective media and advertising purchases or sales campaigns, with the anticipation of additional advertising business. In the three months and six months ended September 31, 2003, we did not have any barter transactions. In the three months and six months ended September 30, 2002, the barter value of these transactions was 4% of revenue in each period.

Cost of Revenues

Cost of revenues are associated with the Products and Services segment and consist primarily of the cost of electronic commerce products inventory, direct response media costs, list rental fees, shipping costs and credit card merchant fees. In the second quarter of fiscal year 2004, cost of revenues increased 230% to $5.4 million up from $1.6 million in the second quarter of fiscal year 2003. In the six months ended September 30, 2003, cost of revenues increased 177% to $10.5 million up from $3.8 million in the same period last year. The increases were due to the growth in Products and Services segment revenues. Product costs generally range from 10% to 45% of revenues. A change in the mix of product sales in fiscal year 2004 reduced the gross profit margin of the Products and Services segment to 51% in the second quarter of fiscal year 2004 compared to 71% in the second quarter of fiscal year 2003. We expect the mix of product sales in the last two quarters of fiscal year 2004 to be similar to the mix of product sales realized in the second quarter of fiscal year 2004.

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

Marketing and sales expenses increased to $5.3 million, or 35% of revenues in the second quarter of fiscal year 2004, from $4.1 million, or 37% of revenues in the second quarter of fiscal year 2003. In the six months ended September 30, 2003, marketing and sales expenses increased 73% to $11.9 million up from $6.9 million in the same period last year. Ad affiliate costs increased $380,000 in the three months ended September 30, 3003 and $2.1 million in the six months ended September 30, 2003 over the comparable periods last year. In addition, bad debt expense increased $143,000 in the three months ended September 30, 2003 and $521,000 in the six months ended September 30, 2003 over the comparable periods last year. Higher salary expense as a result of additional staffing and higher third-party customer support costs also contributed to the increase in marketing and sales expenses.

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

Product Development

Product development costs consist of payroll and related expenses for developing and maintaining the Company’s websites, developing and maintaining key proprietary technology and developing proprietary products and services. Product development expenses decreased to $1.6 million, or 10% of revenues, in the second quarter of fiscal year 2004, from $1.8 million, or 17% of revenues, in the second quarter of fiscal year 2003. In the six months ended September 30, 2003 and 2002, product development expenses were $3.3 million. The decrease in expense in the three months ended September 30, 2003 compared to the same period last year was due to a reduction in staffing. We expect product development costs will decrease for the remainder of fiscal year 2004 compared to the same periods last year due to a staffing reduction in the first quarter of fiscal year 2004.

General and Administrative

General and administrative expenses consist of payroll and related costs for executive, finance, legal, human resources and administrative personnel, recruiting and professional fees, internet, depreciation and amortization and other general corporate expenses. General and administrative expenses increased to $3.9 million in the second quarter of fiscal year 2004 from $3.0 million in the same period last year. General and administrative expenses increased to $7.9 million in the six months ended September 30, 2003 from $5.8 million in the same period last year. The $924,000 second quarter increase was due to additional finance department staffing, and increased insurance and rent expenses. General and administrative expenses decreased to 26% of revenues in the three months and six months ended September 30, 2003 from 27% in the three months and six months ended September 30, 2002. We expect general and administrative costs to be at similar levels as a percentage of revenues for the remainder of fiscal year 2004.

Restatement Professional Fees

We incurred approximately $2.3 million of accounting restatement costs in the second quarter of fiscal year 2004 and $3.2 million in the six months ended September 30, 2003. These costs consist of legal costs, including litigation, regulatory and Audit Committee investigation costs, additional auditing costs and consultants and temporary personnel to assist in the restatement of the financial statements for the first three quarters of fiscal year 2003. The auditing and consulting costs have continued, although at a much lower rate, into the third quarter of fiscal year 2004 in connection with the filing of the amended Form 10-Q’s for the first three quarters of fiscal year 2003. We do not know how long the litigation and Audit Committee investigation matters will continue or how much each will cost.

Amortization of Other Intangible Assets

In the second quarter of fiscal year 2004, amortization of other intangible assets was $329,000 compared to $297,000 in the second quarter of fiscal year 2003. We expect amortization expense for the last two quarters of fiscal year 2004 to be about the same as the expense in the second quarter of fiscal year 2004.

Non-operating Income (Expense)

In the second quarter of fiscal year 2004, net interest expense was $118,000 compared to $447,000 in the second quarter of fiscal year 2003. The reduction in interest expense was due to the repayment of capital lease and debt obligations, partially offset by the additional $2 million loan from VantagePoint. In the first quarter of fiscal year 2003, we also realized a $1,269,000 gain on the extinguishment of debt and a $452,000 cost to cancel certain stock options.

Income Taxes

The Company recorded no tax benefit for the second quarter of fiscal year 2004 and a minor tax benefit in the second quarter of fiscal year 2003. We do not expect to record a tax benefit or expense in the remainder of fiscal year 2004.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was ($4.0) million in the six months ended September 30, 2003 compared to $1.8 million in the six months ended September 30, 2002. The net cash used in operating activities in the six months ended September 30, 2003 was primarily due to the loss from operations including the costs associated with the accounting restatement and a decrease in current liabilities, partially offset by non-cash expenses and a decrease in current assets. The net cash provided by operating activities in the six months ended September 30, 2002 was primarily due to the income from operations and non-cash expenses, partially offset by the non-cash gain on extinguishment of debt.

Net cash provided by (used in) investing activities was $94,000 in the six months ended September 30, 2003 compared to ($5.8) million for the six months ended September 30, 2002. Net cash provided by investing activities in the six months ended September 30, 2003 was from the reduction in a certificate of deposit used to secure a capital lease obligation partially offset by the purchase of computer equipment and an acquisition earn out payment. Net cash used in investing activities in the six months ended September 30, 2002 was from the $3.0 million acquisition of ResponseBase LLC, deposits to secure operating and capital lease obligations, the purchase of computer and telephone equipment and the purchase of customer lists.

Net cash provided by financing activities was $1.2 million in the six months ended September 30, 2003 compared to $730,000 in the six months ended September 30, 2002. Net cash provided by financing activities in the six months ended September 30, 2003 was due to the proceeds from the $2.0 million loan from VantagePoint and proceeds from the issuance of stock, partially offset by the repayment of capital lease and debt obligations. Net cash provided by financing activities in the six months ended September 30, 2002 was due to the $1.5 million of proceeds from capital lease transactions and the issuance of stock, partially offset by payments on capital lease and debt obligations.

As of September 30, 2003, we had $2.0 million in cash and cash equivalents and $1.8 million in restricted cash and certificates of deposit, and we had a ($1.1) million deficit in working capital. As of March 31, 2003, we had $4.7 million of cash and cash equivalents and $3.3 million in restricted cash and certificates of deposit, and $1.6 million in working capital. The decrease in total cash and working capital from March 31, 2003 to September 30, 2003 was due to the operating loss including the costs related to the accounting restatement and a decrease in current liabilities, partially offset by a decrease in accounts receivable.

On October 31, 2003, VantagePoint invested $8 million in our Company by purchasing 5,333,000 shares of a new series of convertible preferred stock, designated Series C convertible preferred stock. VantagePoint will receive an additional 427,000 shares of Series C preferred stock as dividends during the year ended October 31, 2004. The Company allocated 22 million shares of authorized preferred stock for the Series C preferred stock and has reserved shares of common stock for conversion of the Series C preferred stock into common stock. In addition, on July 15, 2003, 550 Digital Media Ventures and VantagePoint entered into an option agreement pursuant to which VantagePoint may purchase up to 3,050,000 shares of our common stock, and 1,750,000 shares of our Series B preferred stock, owned by 550 Digital Media Ventures until January 16, 2004 (the “DMV Option”). On October 31, 2003, the DMV Option term was extended to April 16, 2004 and VantagePoint agreed to partially exercise the DMV Option and purchase 454,545 shares of our Series B preferred stock from 550 Digital Media Ventures for $500,000 within five days of the closing of the Series C preferred stock sale. 550 Digital Media Ventures also agreed to release the Company from any claims that it may have, other than claims relating to the outstanding

$1,790,000 convertible secured promissory note held by 550 Digital Media Ventures, including the related security interest, and any current advertising arrangements with the Company. 550 Digital Media Ventures’ rights associated with its common stock and the Series B preferred stock, including registration and voting rights will be transferred to VantagePoint upon exercise of the DMV Option and payment of the purchase price. In connection with the transaction, 550 Digital Media Ventures waived its anti-dilution protection, preemptive rights and rights of first refusal. 550 Digital Media Ventures agreed to vote in favor of VantagePoint’s investment and loan transactions at any Company stockholder meeting or by written consent and not sell any of its Company stockholdings until such transactions are completed.

As consideration for the DMV Option, 550 Digital Media Ventures sold to VantagePoint a $500,000 convertible promissory note of the Company. In anticipation of the preferred stock investment, on July 15, 2003, VantagePoint loaned $2 million to the Company. VantagePoint and the Company agreed to terminate the $500,000 convertible promissory note and issue to VantagePoint a new $2.5 million convertible promissory note. The $2.5 million note bears interest at 8% and is collateralized by a security interest in all of the Company’s assets. The Company and VantagePoint also agreed that in the event that VantagePoint does not exercise the DMV Option within 120 days of its grant, VantagePoint may, within 10 days after the expiration of such 120-day period, transfer the DMV Option to the Company in exchange for a warrant to purchase 200,000 shares of the Company’s Series B preferred stock at $2.50 per share expiring three years from the date of issuance.

On October 31, 2003, VantagePoint agreed to make available to the Company a $4 million one-year senior secured bridge loan for certain proposed business development initiatives. The bridge loan would bear interest at the prime rate and be secured by a security interest in all of our assets that is senior to the $2.5 million convertible note with VantagePoint and the $1,790,000 convertible note with 550 Digital Media Ventures. The senior secured bridge loan needs to be accessed by the Company by February 28, 2004. If the Company draws upon the senior secured bridge loan, for each $1 million in loan proceeds we receive the Company will issue a warrant to purchase 250,000 shares of Series C preferred stock at $2.00 per share expiring five years from the date of issuance. In addition, on October 31, 2003, the Company amended the terms of the $2.5 million note due to VantagePoint to accelerate the due date to October 31, 2004 and permit VantagePoint to convert the note to a prospective series of Company preferred stock, which will be designated Series C-1 preferred stock, at the rate of one share for each $2.00 of principal. In addition, the Company must obtain stockholder approval for issuance of the shares of Series C-1 preferred stock issuable upon conversion of the note by January 31, 2004 or the maturity date of the note will be accelerated to February 10, 2004.

In connection with the VantagePoint transactions, the Company entered into a management rights agreement pursuant to which VantagePoint is entitled to consult with and advise the Company’s management on significant business issues, inspect the Company’s books and records and appoint a representative to attend all meetings of the Board as a non-voting observer.

In the fourth quarter of fiscal year 2003 and the first two quarters of fiscal year 2004, we incurred net losses. Included in the net losses for the first two quarters of fiscal year 2004 were significant accounting restatement costs, including related litigation costs. We expect the accounting restatement costs to continue at a lower rate in the third and fourth quarters of fiscal year 2004. We do not know how long the related litigation and Audit Committee investigation costs will continue or how much they will cost. We also expect to incur costs related to the implementation of internal controls and corporate governance initiatives required by the Sarbanes-Oxley Act of 2002 in the fourth quarter of fiscal year 2004. To pay for the losses from operations since March 31, 2003 we reduced the level of our restricted cash and certificates of deposit by $1.5 million as of September 30, 2003, we raised $2 million in secured financing from VantagePoint in July 2003 and $8 million from the sale of convertible preferred stock to VantagePoint in October 2003. VantagePoint also agreed to loan the Company up to $4 million or provide a guarantee to a bank for the bank to loan the Company up to $4 million. The Company must complete the loan documentation by February 28, 2004. We intend to pay down accounts payable and invest a portion of the $8 million received from VantagePoint in new business opportunities. We do not know if we will draw down from the up to $4 million debt facility made available by VantagePoint. We believe that our existing cash and available borrowing facility are adequate to fund our business for at least the next 12 months.

In September 2003, we announced the hiring of an investment advisor to seek to raise capital for our newly formed subsidiary, GameUniverse, Inc. We intend to contribute our online gaming properties, including Skilljam.com and CasesLadder.com, to GameUniverse. There can be no assurance that the effort to raise capital for GameUniverse will be successful or what the nature of the transaction or terms might be.

In November 2003, a newly formed Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide an aggregate $2.3 million of non-refundable cash advances to Sharman Networks at various dates and additional monthly cash advances for at least one year that are recoupable against a sharing of revenues. The Company also agreed to issue Sharman Networks 500,000 shares of eUniverse common stock. Sharman Networks agreed to bundle two of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks also agreed to include channel links on the Kazaa Media Desktop to content provided by the Company. The Company has guaranteed the obligations of the newly formed Company subsidiary.

At September 30, 2003, the Company had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party, or unconsolidated entities.

Contractual Obligations

We have outstanding notes payable maturing at various dates through March 2005. We also lease facilities and equipment under various capital and operating lease agreements expiring at various dates through March 2008.

Our material contractual obligations at September 30, 2003 are as follow (in thousands):

	Payments Due by Period
	Total Amounts Committed	6 Months Ended March 31, 2004	March 31, 2005	March 31, 2006	Thereafter
Contractual Obligations
Note payable for acquisition of Deb’s Fun Pages	$287	$287	$—	$—	$—
Note payable for acquisition of FunPageLand	113	113	—	—	—
Note payable for acquisition of Funnygreetings	243	243	—	—	—
Note payable to 550 Digital Media Ventures	1,790	—	1,790	—	—
Note payable to SFX Entertainment, Inc.	524	203	321	—	—
Note payable to VantagePoint	2,500	—	2,500	—	—
Capital lease obligations	1,151	629	489	23	10
Operating lease obligations	2,346	590	1,042	714	—

Total contractual obligations	$8,954	$2,065	$6,142	$737	$10

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

NASDAQ has various quantitative listing requirements for a company to remain listed on The NASDAQ SmallCap Market. These criteria include (i) at least $35 million in market capitalization, or $2.5 million in stockholders’ equity, or $500,000 in net income in the last fiscal year or two of the last three fiscal years; (ii) a $1.00 minimum bid price; (iii) 2 market makers; (iv) 300 round lot stockholders; and (v) 500,000 publicly held shares with a market value of $1 million (excluding shares held by officers, directors and persons owning 10% or more of the company’s outstanding shares). We were in compliance with these quantitative listing requirements as of September 23, 2003. The initial listing requirements for a company to be admitted to The NASDAQ SmallCap Market are much higher and include (i) at least $50 million in market capitalization, or $5 million in stockholders’ equity or $750,000 in net income in the last fiscal year or two of the last three fiscal years; (ii) a $4.00 minimum bid price; (iii) 3 market makers; (iv) 300 round lot stockholders; and (v) 1 million publicly held shares with a market value of $5 million (excluding shares held by officers, directors and persons owning 10% or more of the company’s outstanding shares). We were not in compliance with the initial listing requirements as of September 30, 2003. There can be no assurance that NASDAQ will apply the continued listing requirements rather than the initial listing requirements in our appeal of the Panel’s decision. In addition, there can be no assurance that we will remain in compliance with the continued listing requirements in the future.

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

Litigation and regulatory proceedings regarding the restatement of our financial statements could seriously harm our business.

As previously reported, since May 9, 2003 eight purported stockholder class action lawsuits, which are substantially similar, have been filed against the Company and several current and former Company officers and/or employees in the United States District Court for the Central District of California. In addition, three purported stockholder derivative actions, which are substantially similar, have been filed against various current and former Company directors, officers, and/or employees, one of which was filed in the United States District Court for the Central District of California and two of which were filed in the Superior Court of California for the County of Los Angeles. On October 14, 2003, the purported stockholder class action lawsuits were consolidated into one action and lead counsel and plaintiff were appointed. On November 3, 2003, plaintiffs in the consolidated derivative action pending in the Superior Court of California for the County of Los Angeles filed a consolidated and amended complaint. Any motions by defendants in that action challenging the consolidated and amended complaint are scheduled to be heard on April 7, 2004, and discovery in the action is stayed pending the hearing of such motions. All of the stockholder lawsuits, which arise out of the Company’s restatement of quarterly financial results for fiscal year 2003, include varying allegations of, among other things, false and misleading statements regarding the Company’s business prospects and financial condition and performance, sales of Company stock by one Company officer and one former employee, and breach of fiduciary duty. The Company intends to vigorously defend itself in the stockholder class action lawsuits and to address the purported stockholder derivative actions as appropriate. Defending against existing and potential securities and class action litigation relating to the accounting restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses were ultimately unsuccessful, or if the Company was unable to achieve a favorable settlement, the Company could be liable for large damage awards that could seriously harm our business and results of operations. In September 2003, one of the Company’s insurance carriers agreed that certain claims made in the lawsuits are covered by a directors and officers insurance policy, subject to the limits and other terms and conditions of the policy. The Company cannot predict how much of the ongoing litigation costs or any eventual settlement or judgment, if any, will be reimbursed by this insurance carrier.

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

As of September 30, 2003, our executive officers, preferred stockholders holding a 5% or greater beneficial ownership in our securities and members of our Board of Directors beneficially own approximately 46% of our common stock on an as-converted basis, excluding vested stock options and warrants to purchase common stock. The October 31, 2003 sale of Series C preferred stock to VantagePoint further concentrated the ownership of our securities. Had the VantagePoint Series C preferred stock been sold on September 30, 2003, our executive officers, preferred stockholders holding a 5% or greater beneficial ownership in our securities and members of our Board of Directors would have beneficially owned approximately 55% of our common stock on an as-converted basis, excluding vested stock options and warrants to purchase common stock. As a result, our executive officers, preferred stockholders, and directors will be able to influence the outcome of matters requiring a stockholder vote, including the election of directors, the issuance of new securities and the approval of significant transactions, thereby controlling our affairs and our management. The interests of our executive officers, preferred stockholders, and directors may conflict with the interests of our other stockholders and, through control of the Board of Directors, the executive officers, preferred stockholders and directors may delay, defer or prevent a change in control of our company, or make some transactions more difficult or impossible. Examples of potentially conflicting transactions, include the issuance of additional preferred securities, proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price of our common stock.

We may issue securities with rights superior to those of the common stock, which could materially limit the ownership rights of existing stockholders.

On October 31, 2003, the Company sold 5,333,000 shares of a new series of convertible preferred stock with rights, preferences and privileges that are senior to the rights, preferences and privileges of the Company’s common stock and Series A and Series B preferred stock. Further information with respect to the agreements with VantagePoint is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of September 30, 2003, we had 4,867,000 outstanding stock options and 108,000 outstanding warrants to purchase our common stock.

As of September 30, 2003, we had 313,000 shares of our Series A preferred stock outstanding. The Series A preferred stock may be converted into our common stock at the then-applicable conversion rate. The Series A preferred stock has a $3.60 per share liquidation preference which increases at a rate of 6% per annum. Each share of Series A preferred stock may be converted to common stock at a rate of one share of common stock for each $3.60 of liquidation preference. The liquidation preference was $4.56 as of September 30, 2003. Because of the 6% accretion factor, each share of Series A preferred stock will be converted into greater than one share of common stock. Prior to any conversion, the conversion price is also adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, issuance of additional equity securities (other than those reserved as employee shares pursuant to any employee stock option plan) at a purchase price less than the applicable conversion price.

As of September 30, 2003, we had 1,923,000 shares of our Series B preferred stock outstanding. The Series B preferred stock may be converted into our common stock at the then applicable conversion rate at the election of the holders of at least a majority of the outstanding Series B preferred stock. The Series B preferred stock has a $2.60 per share liquidation preference. Each share of Series B may be converted to common stock at an initial rate of one share of common stock for each $2.60 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event. The conversion price per share of Series B may be adjusted downward if we issue additional equity securities other than certain excluded stock, without consideration or for consideration per share less than the then-current conversion price.

On October 31, 2003, the Company sold 5,333,000 shares of a new series of convertible preferred stock to VantagePoint. The Series C preferred stockholders are paid an 8% annual dividend in additional Series C preferred stock for one year. The Series C preferred stock also has a $1.50 per share liquidation preference and the conversion price is also adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, issuance of additional equity securities (other than those reserved as employee shares).

The issuance of common stock upon the exercise of our outstanding options and warrants, or the conversion of the Series A, Series B, Series C or any newly issued series of preferred stock, will cause dilution to existing stockholders and could adversely affect the market price of our common stock.

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

We have hired an financial advisor to seek to raise capital for our newly formed subsidiary, GameUniverse, Inc. We intend to contribute our online gaming properties, including Skilljam.com and CasesLadder.com, to GameUniverse. There can be no assurance that the effort to raise capital for GameUniverse will be successful or what the nature of the transaction or terms might be. If we do not raise capital to grow our online gaming properties, we will not be able to achieve the revenue and profit potential of those properties.

Our quarterly and long-term operating results are volatile and difficult to predict.

Due to the nature of our business, our future operating results may fluctuate. If we are unable to meet the expectations of investors and public market analysts, the market price of our common stock may decrease. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by a variety of factors, many of which are outside our control. Factors that may affect our operating results include:

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

If the delivery of Internet advertising on the Web, or the delivery of our E-mail messages, are limited or blocked, demand for our products and services may decline

Our business may be adversely affected by the adoption by computer users of technologies that harm the performance of our products and services. For example, computer users may use software designed to filter or prevent the delivery of Internet advertising or deploy Internet browsers set to block the use of cookies. Microsoft Corporation has announced plans to add pop-up blocking features to Internet Explorer with Service Pack 2 in 2004. In addition, Internet service providers have recently introduced anti-pop-up tools or agreed not to sell pop-ups to third parties. We cannot assure you that the number of computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of our products and services. In the case that one or more of these technologies becomes widely adopted by computer users, demand for our products and services would decline.

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

We may not recoup non-refundable advances made to Sharman Networks, Ltd.

In November 2003, a newly formed Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide an aggregate $2.3 million of non-refundable cash advances to Sharman Networks at various dates and additional monthly cash advances for at least one year that are recoupable against a sharing of revenues. The Company also agreed to issue Sharman Networks 500,000 shares of eUniverse common stock. Sharman Networks agreed to bundle two of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks also agreed to include channel links on the Kazaa Media Desktop to content provided by the Company. The Kazaa Media Desktop is a peer-to-peer file sharing application. If the revenue earned from the two download applications and the content does not meet Company expectations, the advances to Sharman Networks will not be recouped. In addition, if Sharman Networks fails to bundle the application or host the content for any reason, the advances to Sharman Networks will also not be recouped. Any unrecouped advances and the unamortized value of the Company common stock issued to Sharman Networks, if any, will be expensed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential impact to our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base interest rate of our variable rate debt. A 1% change in interest rates would increase or decrease our annual interest expense by $18,000.

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

Based in part on the foregoing, the Company’s Principal Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, September 30, 2003, our disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

As previously reported, on May 13, 2003 Bridgeport Laboratories, LLC d/b/a YourFreeVitamins.com (“Bridgeport”), a Florida limited liability company, filed a complaint against the Company in the Superior Court of Los Angeles, California. Bridgeport alleges that the Company owes $153,000 of unpaid amounts due under a marketing agreement, although plaintiff seeks compensatory damages of in excess of $600,000. On April 1, 2003 the Company filed a verified answer to Bridgeport’s complaint denying Bridgeport’s allegations and filed a cross-complaint for breach of the marketing agreement and is seeking damages of in excess of $500,000. The parties have agreed to settle this matter in exchange for mutual releases of claims.

As previously reported, since May 9, 2003 eight purported stockholder class action lawsuits, which are substantially similar, have been filed against the Company and several current and former Company officers and/or employees in the United States District Court for the Central District of California. In addition, three purported stockholder derivative actions, which are substantially similar, have been filed against various current and former Company directors, officers, and/or employees, one of which was filed in the United States District Court for the Central District of California and two of which were filed in the Superior Court of California for the County of Los Angeles. On October 14, 2003, the purported stockholder class action lawsuits were consolidated into one action and lead counsel and plaintiff were appointed. On November 3, 2003, plaintiffs in the consolidated derivative action pending in the Superior Court of California for the County of Los Angeles filed a consolidated and amended complaint. Any motions by defendants in that action challenging the consolidated and amended complaint are scheduled to be heard on April 7, 2004, and discovery in the action is stayed pending the hearing of such motions. All of the stockholder lawsuits, which arise out of the Company’s restatement of quarterly financial results for fiscal year 2003, include varying allegations of, among other things, false and misleading statements regarding the Company’s business prospects and financial condition and performance, sales of Company stock by one Company officer and one former employee, and breach of fiduciary duty. The Company intends to vigorously defend itself in the stockholder class action lawsuits and to address the purported stockholder derivative actions as appropriate. Defending against existing and potential securities and class action litigation relating to the accounting restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses were ultimately unsuccessful, or if the Company was unable to achieve a favorable settlement, the Company could be liable for large damage awards that could seriously harm our business and results of operations. In September 2003, one of the Company’s insurance carriers agreed that certain claims made in the lawsuits are covered by a directors and officers insurance policy, subject to the limits and other terms and conditions of the policy. The Company cannot predict how much of the ongoing litigation costs or any eventual settlement or judgment, if any, will be reimbursed by this insurance carrier.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit Number	Title

3.1	Certificate of Incorporation of eUniverse, Inc. dated October 31, 2002. (1)

3.2	Bylaws of eUniverse, Inc., dated January 17, 2003.

4.1	Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002. (1)

4.2	Certificate of Designation of Series B Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002. (1)

4.3	Certificate of Designation of Series C Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2003. (3)

4.4	Certificate of Designation of Series C-1 Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2003. (3)

10.1	Second Amended and Restated Secured Convertible Promissory Note dated July 15, 2003, in the principal amount of $1,789,764. (2)

10.2	Second Amended and Restated Secured Convertible Promissory Note dated July 15, 2003, in the principal amount of $500,000. (2)

10.3	Secured Note Purchase Agreement, by and between eUniverse, Inc. and VP Alpha Holdings IV, L.L.C., dated July 15, 2003. (2)

10.4	Form of eUniverse, Inc. Series B Preferred Stock Purchase Warrant to be issued to VP Alpha Holdings IV, L.L.C. (2)

10.5	Option Agreement, by and among eUniverse, Inc., 550 Digital Media Ventures, Inc. and VP Alpha Holdings IV, L.L.C., dated July 15, 2003. (2)

10.6	Security Agreement, by and between eUniverse, Inc. and V.P. Alpha Holdings IV, L.L.C., dated July 15, 2003. (2)

10.7	Bonus Repayment Agreement, by and between eUniverse, Inc. and Brad D. Greenspan, dated August 21, 2003. (2)

10.8	Bonus Repayment Agreement, by and between eUniverse, Inc. and Brett C. Brewer, dated August 21, 2003. (2)

10.9	Bonus Repayment Agreement, by and between eUniverse, Inc. and Chris Lipp, dated August 21, 2003. (2)

10.10	Series C Preferred Stock Agreement between eUniverse, Inc. and affiliates of VantagePoint Venture Partners, dated October 31, 2003. (3)

10.11	Amended and Restated Convertible Secured Promissory Note between eUniverse, Inc. and VP Alpha Holdings IV, L.L.C., dated October 31, 2003. (3)

10.12	Form of Warrant to Purchase Shares of Series C Preferred Stock issued to VP Alpha Holdings IV, L.L.C., dated October 31, 2003. (3)

10.13	Voting Agreement with affiliates of VantagePoint Venture Partners, dated October 31, 2003. (3)

10.14	550 DMV Consent and Waiver Agreement, dated October 31, 2003. (3)

10.15	Form of Director Indemnification Agreement for David Carlick and Andrew Sheehan. (3)

31	Section 302 Certificates of Chief Executive Officer and Chief Financial Officer, adopted pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

32	Certificate of Chief Executive Officer and Chief Financial Officer, adopted pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on January 9, 2003.
(2)	Incorporated by reference to eUniverse, Inc.’s Form 10-K for the year ended March 31, 2003 filed on August 22, 2003.
(3)	Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on November 6, 2003.

(b)    Reports on Form 8-K

On July 8, 2003, we reported the receipt of an additional listing deficiency from NASDAQ because we did file our Annual Report on Form 10-K for the year ended March 31, 2003 by the due date.

On July 24, 2003, we reported our expectations for the unaudited operating results for our fourth quarter and full year ended March 31, 2003, we provided a preliminary outlook for operating results for fiscal year 2004, and we updated information about certain of our businesses.

On August 26 2003, we reported the hiring of Thomas J. Flahie as our new Chief Financial Officer.

On September 3, 2003, we reported the receipt of the notification from NASDAQ that that our common stock will be delisted from The NASDAQ SmallCap Market effective September 2, 2003.

On September 25, 2003, we reported the retention of an investment banker to raise capital for our gaming businesses, the selection of the date of our annual shareholder meeting, our expectation of time to file our June 30, 2003 Form 10-Q and restated Form 10-Q’s for Fiscal Year 2003, and an update on our proposed financing with VantagePoint Venture Partners and the impact on our business if we do not raise financing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eUNIVERSE, INC. (Registrant)

By:	/S/ Thomas J. Flahie
Thomas J. Flahie
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 12, 2003