Form 10-Q
period 2003-12-31
EUNIVERSE INC
filed 2004-02-12
CIK 1088244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

As of February 10, 2004, there were 28,754,000 shares of the Registrant’s common stock, par value $0.001 outstanding.

eUNIVERSE, INC.

FORM 10-Q

For the Three Months Ended December 31, 2003

PART. 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

eUNIVERSE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data — unaudited)

	December 31, 2003	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$7,151	$4,663
Restricted cash	1,424	1,842
Accounts receivable, net	4,573	4,985
Inventories, net	1,870	1,610
Prepaid expenses and other assets	4,848	1,777

Total current assets	19,866	14,877
Property and equipment, net	2,470	3,229
Goodwill	15,018	15,487
Other intangible assets, net	2,868	4,447
Deposits and other assets	1,026	1,889

Total assets	$41,248	$39,929

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,142	$5,293
Accrued expenses	4,206	4,230
Deferred revenue	696	1,126
Current portion of debt obligations	2,985	1,460
Current portion of capitalized lease obligations	763	1,178

Total current liabilities	12,792	13,287
Debt obligations, less current portion	2,360	2,290
Capitalized lease obligations, less current portion	73	437
Accrued interest	16	479

Total liabilities	15,241	16,493

Stockholders’ equity:
Preferred stock, $0.10 par value; 40,000 shares authorized; 7,602 and 2,280 shares issued and outstanding, respectively	760	229
Common stock, $0.001 par value; 250,000 shares authorized; 28,772 and 26,303 shares issued, respectively	29	26
Additional paid-in capital	81,975	71,029
Accumulated deficit	(56,657)	(47,812)
Treasury stock; 59 and 32 shares in treasury, respectively	(100)	(36)

Total stockholders’ equity	26,007	23,436

Total liabilities and stockholders’ equity	$41,248	$39,929

See Notes to Consolidated Financial Statements

eUNIVERSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data — unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002 — Restated	2003	2002 — Restated
Revenues	$16,506	$21,959	$47,591	$43,729
Cost of revenues	4,796	6,830	15,337	10,631

Gross profit	11,710	15,129	32,254	33,098

Operating expenses:
Marketing and sales	6,083	8,009	17,959	14,878
Product development	1,701	2,576	4,999	5,873
General and administrative	3,511	4,329	11,445	10,102
Restatement professional fees	862	—	4,085	—
Amortization of other intangible assets	330	324	986	835
Impairment of goodwill and other intangible assets	1,200	—	1,200	—

Total operating expenses	13,687	15,238	40,674	31,688

Operating income (loss)	(1,977)	(109)	(8,420)	1,410
Interest expense, net	(108)	(272)	(311)	(828)
Cancellation of stock options	—	—	—	(452)
Gain on debt extinguished	—	—	—	1,269
Other gains and (losses)	—	(104)	—	8

Income (loss) from continuing operations before income taxes	(2,085)	(485)	(8,731)	1,407
Income taxes	8	—	8	6

Income (loss) from continuing operations	(2,093)	(485)	(8,739)	1,413
Income from discontinued segment	—	235	—	235

Net income (loss)	(2,093)	(250)	(8,739)	1,648
Preferred stock dividend and liquidation preference	123	52	157	154

Income (loss) to common stockholders	$(2,216)	$(302)	$(8,896)	$1,494

Continuing operations	$(0.08)	$(0.02)	$(0.33)	$0.05
Discontinued segment	—	0.01	—	0.01

Basic income (loss) per common share	$(0.08)	$(0.01)	$(0.33)	$0.06

Diluted income (loss) per common share	$(0.08)	$(0.01)	$(0.33)	$0.05

Basic weighted average common shares	27,611	24,601	26,894	24,143

Diluted weighted average common shares	27,611	24,601	26,894	30,712

See Notes to Consolidated Financial Statements

eUNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands — unaudited)

	Nine Months Ended December 31,
	2003	2002 — Restated
Operating activities:
Net income (loss)	$(8,739)	$1,648
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,309	793
Amortization of other intangible assets	986	835
Impairment of goodwill and other intangible assets	1,200	—
Gain on debt extinguished	—	(1,269)
Other non-cash charges	136	—
Allowance for doubtful accounts	1,308	636
Changes in other current assets	(2,418)	(2,350)
Changes in current liabilities	(1,498)	2,545
Other	—	(21)

Net cash provided by (used in) operating activities	(7,716)	2,817

Investing activities:
Purchases of property and equipment	(429)	(1,034)
Acquisition of ResponseBase	(87)	(3,523)
Acquisition of intangible assets	(51)	(734)
Deposits and other	427	(1,229)

Net cash used in investing activities	(140)	(6,520)

Financing activities:
Proceeds from capitalized lease obligations	—	1,966
Repayment of capitalized lease obligations	(988)	(712)
Proceeds from debt obligations	2,000	—
Repayment of debt obligations	(975)	(505)
Proceeds from issuance of preferred stock	7,686	—
Proceeds from issuance of common stock	2,621	674

Net cash provided by financing activities	10,344	1,423

Change in cash and cash equivalents	2,488	(2,280)
Cash and cash equivalents, beginning of period	4,663	8,008

Cash and cash equivalents, end of period	$7,151	$5,728

Supplemental cash flow information:
Cash paid for interest	$203	$187
Cash paid for income taxes	138	—
Equipment acquired under capital leases	121	2,135
Common stock issued to Sharman Networks	975	—
Preferred stock dividends	106	—
Stock issued on conversion of debt obligation	—	450

See Notes to Consolidated Financial Statements

eUNIVERSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. The Company and Basis of Presentation

eUniverse, Inc. (the “Company”, “we” or “our”) is a Delaware Corporation, engaged in marketing and selling proprietary products and services and developing and operating a network of websites providing entertainment-oriented content. The Company conducts operations from facilities located in Los Angeles and Montclair, California and Mount Vernon, Washington. These financial statements include the accounts of eUniverse, Inc. and subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three months and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004 (“fiscal year 2004”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2. Accounting Restatement

On August 22, 2003, the Company restated previously reported quarterly financial results for the first three quarters of the year ended March 31, 2003 (“fiscal year 2003”) because of accounting errors it had previously identified in the Company’s financial statements. As a result of the discovery of the accounting errors, management and the Audit Committee initiated an internal review of the Company’s accounting records and its accounting policies and procedures. In an effort to identify the extent of the accounting errors, and to identify any deficiencies in the Company’s system of internal controls that gave rise to the errors, management significantly expanded its accounting and finance staff and retained an outside accounting firm to assist in the process. The Company’s Board of Directors also directed the Audit Committee to explore the facts and circumstances giving rise to the restatement as well as to evaluate the Company’s accounting practices, policies and procedures. During management’s and the Audit Committee’s reviews of the Company’s accounting records and procedures, and during the audit of the Company’s financial statements for fiscal year 2003, a variety of deficiencies in internal controls were identified. We believe such deficiencies were attributable to the following broad factors: insufficient supervision and oversight of the Company’s accounting systems and personnel; a poorly designed, non-integrated accounting system; the rapid growth in our business operations during fiscal year 2003; difficulties in absorbing and integrating the acquisition of a sizable e-commerce company, ResponseBase, during the third and fourth quarters of fiscal year 2003; the loss of critical personnel; and limited human resources in the accounting and financial reporting function. Further information about the nature of the restatement adjustments is presented in “Business — Recent Events — Restatement” and “Item 14 — Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

In response to the Company’s restatement announcement on May 6, 2003, NASDAQ halted trading of the Company’s common stock. On June 13, 2003, the Company received a NASDAQ Staff Determination stating that its common stock was subject to delisting from The NASDAQ SmallCap Market due to the NASDAQ Staff’s inability to assess the Company’s current financial position and the Company’s ability to sustain compliance with NASDAQ’s continued listing requirements. The Company appealed the NASDAQ Staff’s determination to delist the Company’s securities to a Listing Qualifications Hearings Panel (the “Panel”). The Panel decided to delist the Company’s securities from The NASDAQ SmallCap Market on September 2, 2003. The Company appealed the Panel’s decision and, as instructed by the NASDAQ Hearing Listing Counsel, the Panel is in the process of determining if public interest concerns currently exist and if the Company is otherwise in compliance with current listing standards. The Company’s common stock has been trading on what is commonly called the “pink sheets” since September 2, 2003.

An amended Form 10-Q for the quarter ended December 31, 2002 was filed with the Securities and Exchange Commission on November 3, 2003. That filing contains information about the restatement adjustments for the three and nine months ended December 31, 2002.

Note 3. Accounting Policies

Estimates and assumptions

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Examples of significant estimates used in preparing the accompanying financial statements include goodwill and other intangible assets impairment, revenue recognition and reserves for accounts receivable, inventories, sales returns and deferred tax assets. Actual results and outcomes may differ from these estimates and assumptions.

Restricted cash and deposits

The Company had $1,008,000 of funds held by banks as reserves against possible charge backs and returns on credit card transactions at December 31, 2003 and $1,842,000 at March 31, 2003. These amounts are classified as restricted cash. The Company also had $1,048,000 in certificates of deposit at December 31, 2003 and $1,447,000 at March 31, 2003 which collateralize operating and capital lease obligations. At December 31, 2003, a $416,000 certificate of deposit is classified as restricted cash and the remaining balances at December 31, 2003 and March 31, 2003 are classified as long-term deposits.

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts receivable by applying a reserve for accounts receivable outstanding over 60 days based upon historical experience and a specific reserve for accounts with a high likelihood of becoming uncollectible. Bad debt expense was $1,308,000 for the nine months ended December 31, 2003 and $636,000 for the nine months ended December 31, 2002. The allowance for doubtful accounts was $1,358,000 at December 31, 2003 and $1,179,000 at March 31, 2003.

Prepaid expenses

In November 2003, a newly formed Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide an aggregate $2.3 million of non-refundable cash advances to Sharman Networks at various dates and additional monthly cash advances for at least one year that are recoupable against a share of revenues. The Company also agreed to issue Sharman Networks 500,000 shares of Company common stock. Sharman Networks agreed to bundle two of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks also agreed to include channel links on the Kazaa

Media Desktop to content provided by the Company. The Company has guaranteed the obligations of the newly formed subsidiary. The unrecouped cash advances and the unamortized value of the common stock that are included in prepaid expenses at December 31, 2003 was $2,747,000. The common stock issued to the third party was valued at the closing market value on the date issued and is amortized to marketing and sales expense over twelve months.

Accrued expenses

Included in accrued expenses are $802,000 of accrued compensation at December 31, 2003 and $1,255,000 at March 31, 2003. In addition, accrued expenses include $996,000 of reserves for sales returns at December 31, 2003 and $666,000 at March 31, 2003.

Revenue recognition

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

Shipping and handling fees charged to customers are included in revenues, and shipping and handling costs are included in cost of revenues. Amounts included in revenues and cost of revenues for shipping and handling were $3,755,000 and $2,254,000, respectively for the nine months ended December 31, 2003, and were $1,750,000 and $1,334,000, respectively for the nine months ended December 31, 2002.

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

The Company recognizes revenue upon fulfillment and delivery of customers advertising. The Company generates advertising revenues based on delivered quantities of advertising, action by the recipient of the advertising message, or upon revenue generation by the Company’s customer. Revenues are recorded when delivery has occurred, the sales price is determinable and collection is probable. Third party distribution fees are included in marketing and sales expense in the month the related advertising is earned.

Barter transactions are recorded at the lower of the estimated fair value of advertising received or the estimated fair value of the advertising given, with the difference recorded as an advance or prepaid expense. Barter advertising expense is recorded in cost of revenues. During the three months and nine months ended December 31, 2003, we did not have any bartered advertising revenue. During the three months and nine months ended December 31, 2002, the Company recorded $0 and $888,000, respectively, of bartered advertising revenue.

Stock-based compensation

The Company has a stock option plan and we account for this plan under the recognition and measurement principles of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Under the provisions of APB No. 25, compensation expense is only recorded if stock options are granted at a discount to the market price on the date of grant or if certain events such as the grant of stock options to consultants occurs.

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The following table illustrates the effect on net income (loss) and income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Income (loss) to common stockholders:
As reported	$(2,216)	$(302)	$(8,896)	$1,494
Less: stock-based compensation expense determined by the fair value method	(763)	(1,023)	(2,540)	(3,069)

Pro forma loss to common stockholders	$(2,979)	$(1,325)	$(11,436)	$(1,575)

Income (loss) per share to common stockholders:
Basic — as reported	$(0.08)	$(0.01)	$(0.33)	$0.06

Basic — pro forma	$(0.11)	$(0.05)	$(0.43)	$(0.07)

Diluted — as reported	$(0.08)	$(0.01)	$(0.33)	$0.05

Diluted — pro forma	$(0.11)	$(0.05)	$(0.43)	$(0.07)

The fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model assuming 86%-134% expected volatility, 2.9%-5.7% risk free interest rates, 5-year expected lives and no dividend yield for all periods.

Income per share

Basic income per share is computed as net income (loss) less accretion of the Series A preferred stock liquidation preference and Series C stock dividend divided by the weighted average number of outstanding common shares during the period. Diluted income per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted income per share does not assume the conversion or exercise of securities that would have an anti-dilutive effect. For the three months and nine months ended December 31, 2003, 4,754,000 and 5,017,000, respectively of stock options, 5,746,000 and 3,411,000, respectively of preferred stock and 108,000 and 108,000, respectively of stock purchase warrants were excluded from the computation of diluted income per share because their effect is anti-dilutive. For the three months and nine months ended December 31, 2002, 8,304,000 and 1,576,000, respectively of stock options, 2,426,000 and 0, respectively of preferred stock, and 1,985,000 and 27,000, respectively of stock purchase warrants were excluded from the computation of diluted income per share because their effect is anti-dilutive.

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

Note 4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2003	March 31, 2003
Furniture and fixtures	$75	$75
Computers and equipment	2,264	1,958
Equipment under capital leases	2,488	2,353
Leasehold improvements	9	9
Purchased software	722	620

	5,558	5,015
Less: accumulated depreciation and amortization	(3,088)	(1,786)

	$2,470	$3,229

Depreciation and amortization expense was $1,309,000 for the nine months ended December 31, 2003 and $793,000 for the nine months ended December 31, 2002.

Note 5. Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets was $17,886,000 at December 31, 2003 and $19,934,000 at March 31, 2003. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment and, if necessary, the second phase measures the amount of impairment. We have elected to perform our annual analysis during the fourth quarter of our fiscal year. In the third quarter of fiscal year 2004, the ResponseBase division’s revenues declined $7.1 million compared to the same period last year. We recorded a $1,200,000 impairment charge in the third quarter of fiscal year 2004 and reduced goodwill by $556,000 and other intangible assets by $644,000 due to the significant reduction in ResponseBase’s revenues. The impairment charge was computed by comparing discounted future cash flows of the ResponseBase business to the book value of goodwill and other intangible assets of the ResponseBased business. No other indicators of impairment were identified in the nine months ended December 31, 2003.

Other intangible assets consist of the following (in thousands):

	December 31, 2003	March 31, 2003
Customer lists	$2,243	$2,243
Domain names	1,700	1,700
License agreements	315	315
Websites	1,210	1,210
Other	817	766

	6,285	6,234
Less: accumulated amortization	(3,417)	(1,787)

	$2,868	$4,447

Amortization expense for other intangible assets was $986,000 for the nine months ended December 31, 2003 and $835,000 for the nine months ended December 31, 2002. Amortization expense for other intangible assets for the future years ending March 31 is as follows (in thousands):

March 31,
2004 (remaining three months)	$277
2005	1,010
2006	792
2007	371
2008	211
Thereafter	207

$2,868

Note 6. Debt Obligations and Capitalized Leases

Debt obligations consist of the following (in thousands):

	December 31, 2003	March 31, 2003
550 Digital Media Ventures — Affiliate (1 and 2)	$2,360	$2,290
VantagePoint — Affiliate (2)	2,500	—
Deb’s Fun Pages	—	287
Funny Greetings (3)	61	454
FunPageLand	—	113
SFX Entertainment, Inc. (4)	424	606

	5,345	3,750
Less: current portion of debt obligations	(2,985)	(1,460)

	$2,360	$2,290

(1)	550 Digital Media Ventures is an indirect subsidiary of Sony Corporation of America. In March 2003, the due date of the principal and interest on this note was extended to March 31, 2005. This note bears interest at prime plus 2%, is collateralized by a security interest in the Company’s assets and is convertible by 550 Digital Media Ventures into Series B preferred stock after March 31, 2005. In October 2003, the Company agreed to add $570,000 of accrued interest due on this note to the principal balance.

(2)	550 Digital Media Ventures and an affiliate of VantagePoint Venture Partners (“VantagePoint”), entered into an option agreement in July 2003 pursuant to which VantagePoint may purchase 3,050,000 shares of common stock and 1,750,000 shares of Series B preferred stock owned by 550 Digital Media Ventures. VantagePoint purchased $500,000 of existing convertible debt the Company owed to 550 Digital Media Ventures as consideration for the option. VantagePoint also loaned $2 million to the Company. The two notes to VantagePoint were combined into a $2.5 million note that bears interest at 8%, is collateralized by a security interest in all of the Company’s assets and is due October 31, 2004. See Note 8 for information about the addition of a conversion feature to the $2.5 million loan and the commitment by VantagePoint to loan the Company, or provide a guarantee for a bank to loan the Company $4 million.

(3)	On August 21, 2003, the Company entered in a settlement agreement to pay $365,000 to the debt holder in satisfaction of this debt.

(4)	Principal and interest payments are due quarterly through August 2004 and the note has an effective interest rate of 9.7%. This note is collateralized by 2,600,000 shares of the Company’s common stock owned by the Company’s previous Chairman and Chief Executive Officer.

The following are payments due under capitalized leases and the present value of future minimum rentals for the future years ending March 31 (in thousands):

March 31,
2004 (remaining three months)	$329
2005	502
2006	24
Thereafter	10

Total minimum lease payments	865
Less: amounts representing interest	(29)

Present value of net minimum lease payments	836
Less: current portion of capitalized lease obligations	(763)

Long-term obligations under capitalized leases	$73

Equipment with a cost of $2,488,000 at December 31, 2003 is collateral for the capital lease obligations. During fiscal year 2003 and the first quarter of fiscal year 2004, the Company entered into several sale-leaseback transactions for computers and telephone equipment. Under the terms of the agreements, the Company is required to maintain and insure the equipment and provide general liability insurance. In addition, under one lease, the Company is required to maintain an irrevocable standby letter of credit through May 1, 2004 of at least 75% of the principal balance owed ($416,000 at December 31, 2003).

Note 7. Commitments and Contingencies

Leases

The Company leases various facilities under non-cancelable operating leases. Minimum lease payments under these non-cancelable operating leases for the future years ending March 31 are as follows (in thousands):

March 31,
2004 (remaining three months)	$296
2005	1,042
2006	714

Total	$2,052

Rent expense was $976,000 in the nine months ended December 31, 2003 and $756,000 in the nine months ended December 31, 2002.

Legal Proceedings

As previously reported, on May 13, 2003 SoftwareOnline.com, Inc., a Washington corporation with its principal place of business in King County, Washington (“SoftwareOnline”), filed a complaint against the Company in the United States District Court for the Western District of Washington at Seattle. The Company had previously entered into a nondisclosure agreement and letter of intent with SoftwareOnline in anticipation of a potential acquisition of SoftwareOnline. SoftwareOnline alleges a breach of the nondisclosure agreement and misappropriation of trade secrets and trade dress related to the Company’s online marketing and sales of downloadable software. SoftwareOnline seeks injunctive relief, actual damages in an amount to be proven at trial and punitive damages in the amount of $10,000. On June 27, 2003, the Company filed an answer denying SoftwareOnline’s allegations and asserting various defenses. The Company disputes SoftwareOnline’s claims and allegations, believes that they are without merit and intends to vigorously defend itself in this action. There have been no material developments in this matter since the Company’s last report.

As previously reported, on January 31, 2003 Arcade Planet, Inc. (“Arcade Planet”), a California corporation, filed a patent infringement complaint against the Company in the United States District Court for the District of Nevada. The Complaint filed by Arcade Planet alleges that online skill-based gaming services offered by the Company on certain of its websites infringe a patent held by Arcade Planet and entitled the “918 Patent.” On April 9, 2003, the Company filed an answer denying Arcade Planet’s allegations and seeking declaratory judgment from the Court to the effect that the Company has not infringed the 918 Patent and that the claims of the 918 Patent are invalid and unenforceable. On July 18, 2003, the Court stayed this action until the United States Patent and Trademark Office reexamines a substantial new question of patentability affecting certain claims underlying the 918 Patent. The Company disputes Arcade Planet’s claims, believes that they are without merit and will vigorously defend itself in this matter. There have been no material developments in this matter since the Company’s last report.

As previously reported, on October 14, 2003, the purported stockholder class action lawsuits previously filed against the Company and several current and former officers and/or employees of the Company in the United States District Court for the Central District of California were consolidated into one action and lead counsel and plaintiff were appointed (the “Securities Litigation”). The Securities Litigation arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes allegations of, among other things, intentionally false and misleading statements regarding the Company’s business prospects, financial condition and performance. On December 17, 2003, plaintiffs in the Securities Litigation filed their amended and consolidated class action complaint reiterating those allegations and also naming the Company’s former auditor as an additional defendant. The Company and other defendants currently have until February 17, 2004 to respond to plaintiffs’ complaint, at which time the Company expects to file a motion to dismiss the lawsuit for, among other things, the failure of the complaint to state a valid claim against the Company. A hearing on the Company’s motion to dismiss is currently scheduled for April 19, 2004.

Also as previously reported, two purported stockholder derivative actions, which are substantially similar, are pending against various current and former directors, officers, and/or employees of the Company. One of the actions is pending in the United States District Court for the Central District of California and the other, formerly two actions which have been consolidated, is pending in the Superior Court of California for the County of Los Angeles (collectively, the “Derivative Litigation”). The Derivative Litigation similarly arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes claims of breach of fiduciary duty in connection with the restatement and in connection with allegedly improper insider sales of Company stock by one officer and one former Company employee. On January 12, 2004, the Company filed a demurrer to plaintiffs’ consolidated derivative complaint in the State Court derivative action on the grounds that, among others, plaintiffs have not pled, and will not be able to plead, facts sufficient to demonstrate that demand on the Company’s Board of Directors would be futile. The Company’s demurrer, as well as those filed by the individual defendants in the case, is currently scheduled to be heard on April 7, 2004, and discovery in the action is stayed pending such hearing. The Federal Court derivative action has been stayed in its entirety pending the outcome of the hearing on defendants’ motions challenging the complaint in the Securities Litigation.

The Company intends to vigorously defend itself in the Securities Litigation and to address the Derivative Litigation as appropriate. Defending against existing and potential securities and class action litigation relating to the accounting restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses were ultimately unsuccessful, or if the Company was unable to achieve a favorable settlement, the Company could be liable for large damage awards that could seriously harm its business and results of operations. In September 2003, one of the Company’s insurance carriers agreed that certain claims made in the lawsuits are covered by a directors and officers insurance policy, subject to the limits and other terms and conditions of the policy. The Company cannot predict how much of the ongoing litigation costs or any eventual settlement or judgment, if any, will be reimbursed by the insurance carrier.

On January 22, 2004, Bridge Ventures, Inc. (“Bridge”) and Saggi Capital Corp. (“Saggi”), both Florida corporations, filed a demand for arbitration with the American Arbitration Association in Los Angeles pursuant to a settlement agreement between Bridge and Saggi on the one hand, and the Company on the other, dated as of February 13, 2003. The settlement agreement resolved, among other things, disputes relating to warrants to purchase Company common stock previously issued to Bridge and Saggi and relating to a consulting agreement between Saggi and the Company. The demand for arbitration filed by Bridge and Saggi alleges securities and common law fraud in connection with the settlement agreement based on Saggi’s and Bridge’s contention that the Company knew, or was reckless in not knowing, that its financial statements and public comments on financial results were materially inaccurate at the time of entering into the settlement agreement. Saggi and Bridge are seeking compensatory damages in excess of $968,000, punitive damages in an unspecified amount, and costs and fees. The Company disputes Saggi’s and Bridge’s claims and allegations, believes that they are without merit and intends to vigorously defend itself in this action.

On December 11, 2003, Brad Greenspan, the Company’s former Chairman and Chief Executive Officer, filed a complaint against the Company, each of the Company’s directors and the Company’s Series C preferred stockholders in the Court of Chancery of the State of Delaware in and for New Castle County. The complaint alleges that the adoption of an amendment to the Company’s bylaws adding advance notification requirements for actions at Company stockholder meetings, and the reduction in the size of the Board and, therefore, the number of Board members elected by the Company’s stockholders generally relative to those elected exclusively by preferred stockholders, effectively precluded Mr. Greenspan from soliciting proxies for an alternative slate of directors at the Company’s 2003 annual meeting of stockholders. Mr. Greenspan asked the Court to prevent application of the bylaw amendment and the alleged reduction in the number of directors subject to general election, and he sought an order postponing the annual meeting of stockholders so that Mr. Greenspan could solicit proxies for an alternative slate of director nominees. Mr. Greenspan also sought to prevent the Company’s Series C preferred stockholders from voting at the stockholder’s meeting based on his allegation that the Company changed the record date for its stockholder’s meeting to permit the Series C preferred stockholders to vote at the meeting. Finally, Mr. Greenspan challenged the Company’s application of its Certificate of Incorporation concerning the number of directors to be elected by the Company’s Series B preferred stockholders and challenged whether one of the Company’s directors had been validly appointed to fill a seat reserved for election by Series B preferred stockholders. The Company and the Company’s directors denied Mr. Greenspan’s allegations and believe that they are factually incorrect and otherwise without merit. For reasons largely unrelated to Mr. Greenspan’s lawsuit, the Company rescheduled the date of the annual stockholder’s meeting, thus rendering moot Mr. Greenspan’s desire to avoid application of the Company’s advance notification bylaw provision. The Board of Directors also determined to nominate four directors to be elected by the Company’s stockholders generally, also rendering moot Mr. Greenspan’s claims concerning the reduction in the size of the Board of Directors. Prior to the January 13, 2004 trial in this matter, Mr. Greenspan dropped all of his claims but one. Trial concerning the one remaining claim proceeded, but Mr. Greenspan also dropped this claim after the Company’s majority Series B preferred stockholder delivered a consent unequivocally taking the actions about which Mr. Greenspan had raised questions. On January 14, 2004, Mr. Greenspan informed the Court that he may raise additional claims, but has not to date done so.

On January 28, 2004, the Company filed a lawsuit against Mr. Greenspan in the United States District Court for the Central District of California for violation of federal securities laws governing proxy solicitation based on Mr. Greenspan’s filing and dissemination of what the Company believes are deficient, false and misleading proxy materials. Later the same day, Mr. Greenspan filed a complaint against the Company in the same Court similarly alleging that the Company had distributed false and misleading proxy materials and seeking to enjoin the Company’s conduct of its 2003 annual meeting of stockholders. Mr. Greenspan also seeks an order from the Court declaring that California law requires that the election of directors at the annual meeting be determined on a cumulative voting basis instead of by plurality vote. On January 29, 2004, the Company’s annual meeting was held and the voting results of the annual meeting were certified by the independent inspector of election on February 6, 2004. The foregoing lawsuits are still pending. The Company denies Mr. Greenspan’s allegations, believes they are without merit and will vigorously defend itself.

Note 8. Stockholders’ Equity and Equity Compensation Plans

On October 31, 2003, the Company sold 5,333,000 shares of a new series of convertible preferred stock, designated Series C convertible preferred stock to VantagePoint for $1.50 per share generating $8 million of proceeds. The Company paid $314,000 in professional fees in connection with the stock sale. The Company allocated 22 million shares of authorized preferred stock for the Series C preferred stock and has reserved shares of common stock for conversion of the Series C preferred stock into common stock. VantagePoint will receive 427,000 additional shares of Series C preferred stock as dividends for one year.

VantagePoint also agreed to loan the Company, or provide a guarantee to a bank for the bank to loan the Company, up to $4 million. The Company must complete the loan documentation by February 28, 2004. The $4 million loan will be secured by all of the Company’s assets and will be senior to the $2,360,000 secured loan due to 550 Digital Media Ventures and the $2.5 million secured loan due to VantagePoint. The Company committed to issue to VantagePoint 250,000 five year warrants to purchase shares of Series C preferred stock at $2.00 for each $1 million of money borrowed from or guaranteed by VantagePoint. The Company also amended the $2.5 million loan from VantagePoint to allow VantagePoint to convert the loan to Series C preferred stock at the rate of one share of Series C preferred stock for each $2.00 of principal converted. The Company received stockholder approval at the January 29, 2004 stockholders meeting for the issuance of the warrant to purchase up to 1 million shares of Series C preferred stock and the Series C preferred stock to be issued upon conversion of the $2.5 million loan. The unregistered Series C preferred stock has registration rights and the Series A and Series B stockholders have agreed to subordinate their preferred stock interests to the Series C preferred stock.

As partial consideration for the application download and content distribution agreements with Sharman Networks, Ltd., the Company issued Sharman Networks 500,000 shares of eUniverse common stock valued at $975,000 in November 2003. The Company has given registration rights to Sharman Networks for this unregistered common stock.

On November 18, 2003, the Company sold 1,643,000 shares of common stock to existing and new stockholders for $1.50 per share generating approximately $2.4 million of proceeds. The Company has given registration rights to the holders of this unregistered common stock.

In the nine months ended December 31, 2003, 81,000 shares of Series A preferred stock were converted into 102,000 shares of common stock. In the nine months ended December 31, 2002, 538,000 shares of Series A preferred stock were converted into 643,000 shares of common stock. In the nine months ended December 31, 2003, the Company issued 71,000 shares of Series C preferred stock as stock dividends. As of December 31, 2003, there were 275,000 outstanding shares of Series A preferred stock that are convertible into 353,000 shares of common stock at the current conversion rate. In addition, at December 31, 2003 there are 1,923,000 outstanding shares of Series B preferred stock and 5,404,000 shares of Series C preferred stock that are convertible into 7,327,000 shares of common stock at the current conversion rate.

The following is a summary of stock option activity (in thousands, except per share data):

	Nine Months Ended December 31,
	2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,602	$3.25	8,707	$3.16
Granted	828	1.90	553	3.98
Exercised	(73)	2.31	(240)	2.69
Cancelled	(3,603)	3.90	(716)	4.61

Outstanding at end of period	4,754	2.53	8,304	3.17

Exercisable at end of period	3,103	2.67	4,668	3.52

The following table summarizes information about stock options outstanding at December 31, 2003 (in thousands, except per share data):

	Options Outstanding		Options Exercisable
Price Range	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.01-7.00	178	$5.93	156	$5.96
3.01-5.00	201	3.87	81	3.86
1.00-3.00	4,375	2.33	2,866	2.46

	4,754	2.53	3,103	2.67

The following is a summary of stock purchase warrant activity (in thousands, except per share data):

	Nine Months Ended December 31,
	2003		2002
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	353	$2.05	2,267	$1.98
Granted	—	—	10	5.10
Exercised	(235)	2.07	(292)	1.77
Cancelled	(10)	5.10	—	—

Outstanding at end of period	108	2.66	1,985	2.03

Exercisable at end of period	108	2.66	1,985	2.03

Note 9. Income Taxes

In December 2003, the Company filed federal and state income tax returns for fiscal year 2003. In those income tax returns, prior year federal and state net operating loss carry forwards were corrected to reflect actual taxable income and loss for fiscal years 2000 to 2002. The net operating loss carry forwards as of March 31, 2003 that are eligible to offset future taxable income, aggregate $34,563,000. In addition, the Company has $2,644,000 of loss carry forwards created by the exercise of non-qualified stock options and the early disposition of incentive stock options, the benefit of which will be recorded through stockholders’ equity. The use of these loss carry forwards will be recorded based on the order they were created.

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

Summarized information by segment from internal management reports is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenues:
Products and Services	$11,712	$15,933	$33,939	$26,602
Media and Advertising	4,794	6,026	13,652	17,127

Total revenues	$16,506	$21,959	$47,591	$43,729

Gross profit:
Products and Services	$6,916	$9,103	$18,602	$15,971
Media and Advertising	4,794	6,026	13,652	17,127

Total gross profit	$11,710	$15,129	$32,254	$33,098

During the three months and nine months ended December 31, 2003, one customer exceeded 10% of segment revenues. This customer represented 25% and 11% of Media and Advertising segment revenues for the three months and nine months ended December 31, 2003, respectively. In the Products and Services segment, the top 10 customers were approximately 8% and 5% of segment revenues in the three months and nine months ended December 31, 2003, respectively. In the Media and Advertising segment, the top 10 customers were approximately 52% and 36% of segment revenues in the three months and nine months ended December 31, 2003, respectively.

During the three months and nine months ended December 31, 2002, no customer exceeded 10% of segment revenues. In the Products and Services segment, the top 10 customers were approximately 8% and 9% of segment revenues in the three months and nine months ended December 31, 2002, respectively. In the Media and Advertising segment, the top 10 customers were approximately 27% and 30% of segment revenues in the three months and nine months ended December 31, 2002, respectively.

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

Recent Events

On October 31, 2003, VantagePoint invested $8 million in our Company by purchasing 5,333,000 shares of a new series of preferred stock that is designated Series C convertible preferred stock. In addition, VantagePoint agreed to make available to the Company a $4 million one year senior secured bridge loan for business development initiatives. Further information about the VantagePoint transactions is presented in Liquidity and Capital Resources.

We added four new directors to our Board of Directors in October 2003. Jeffrey Edell and Bradley Ward were added to our Board of Directors and VantagePoint appointed two directors, David Carlick and Andrew Sheehan. In addition, Thomas Gewecke, the director nominated by 550 Digital Media Ventures, stepped down from the Board of Directors in October 2003. Also, in October 2003, Brad Greenspan stepped down as the Company’s Chief Executive Officer and was removed as Chairman of the Board.

In December 2003, Brad Greenspan resigned as a director and sued the Company and the Board of Directors in the Chancery Court of Delaware. In January 2004, Mr. Greenspan dropped all of his claims. In addition, in January 2004 Mr. Greenspan proposed a slate of director nominees in opposition to the incumbent director nominees proposed by the Board of Directors. At the January 29, 2004 stockholder’s meeting, the incumbent director nominees were re-elected by the Company’s stockholders. One other matter related to the VantagePoint Series C preferred stock sale proposed by the Board of Directors and opposed by Mr. Greenspan was also approved by the Company’s stockholders at the January 29, 2004 stockholder’s meeting.

Business Segments

We group the Company’s businesses into two principle segments, the Products and Services segment and the Media and Advertising segment.

Products and Services segment revenues consist of the sale of merchandise over the Internet, subscriptions to our websites and activity-based fees. Sales of merchandise make up the majority of the Products and Services segment’s revenue, with revenue generated from the sale of a diverse collection of products, including inkjet printer supplies and peripherals, consumer electronics, collectibles and other impulse merchandise, and herbal and all-natural ingestible and topical cosmetic products. The Company’s subscription offerings include websites for online gaming, dating services, and health, fitness and dieting. The Company collects activity-based fees on websites such as the Company’s pay-to-play skilled gaming website.

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

We performed our annual goodwill and other intangible assets impairment evaluation during the fourth quarter of fiscal year 2003. In fiscal year 2003, the Company analyzed goodwill for impairment at the Company level. As a result of the reorganization of the Company’s reporting structure, we now have sufficiently discrete financial information to conduct an intangible asset impairment analysis at the reporting unit level. In the third quarter of fiscal year 2004, the ResponseBase division’s revenues declined $7.1 million compared to the same period last year. We recorded a $1,200,000 impairment charge in the third quarter of fiscal year 2004 due to the significant reduction in ResponseBase’s revenues. No other indicators of impairment were identified in the nine months ended December 31, 2003.

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

Reserve for deferred tax assets

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”. SFAS 109 requires the use of the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not assured, we establish a valuation allowance. When this allowance is established, or increases or decreases in the future, we increase or decrease our income tax expense. If our estimate of the likelihood of future taxable income proves to be incorrect, adjustments to income tax expense could be required. At December 31, 2003, we fully reserved our deferred tax assets since we believe that realization is not assured. Deferred tax assets and net operating losses carry forwards at March 31, 2003 were $39,803,000.

Results of Operations

The following table sets forth consolidated statement of operations data expressed as a percentage of revenues:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenues:
Products and services	71.0%	72.6%	71.3%	60.8%
Media and advertising	29.0	27.4	28.7	39.2

Total	100.0	100.0	100.0	100.0

Cost of revenues:
Products and services	29.1	31.1	32.2	24.3
Media and advertising	—	—	—	—

Total	29.1	31.1	32.2	24.3

Operating expenses:
Marketing and sales	36.9	36.5	37.7	34.0
Product development	10.3	11.7	10.5	13.4
General and administrative	21.2	19.7	24.1	23.2
Restatement professional fees	5.2	—	8.6	—
Amortization of other intangible assets	2.0	1.5	2.1	1.9
Impairment of goodwill and other intangible assets	7.3	—	2.5	—

Total operating expenses	82.9	69.4	85.5	72.5

Operating income (loss)	(12.0)	(0.5)	(17.7)	3.2
Interest expense, net	(0.7)	(1.2)	(0.7)	(1.9)
Cancellation of stock options	—	—	—	(1.0)
Gain on debt extinguished	—	—	—	2.9
Other gains and (losses)	—	(0.5)	—	—

Income (loss) from continuing operations before income taxes	(12.7)	(2.2)	(18.4)	3.2
Income taxes	—	—	—	—

Income (loss) from continuing operations	(12.7)%	(2.2)%	(18.4)%	3.2%

Revenues

In the third quarter of fiscal year 2004, revenues decreased 25% to $16.5 million from $22.0 million in the third quarter of fiscal year 2003 due to lower holiday impulse product sales. The $7.1 million decline in revenues at the ResponseBase division to $1.8 million in the third quarter of this year compared to the same quarter last year was the primary cause of the decline in quarterly revenue. In the nine months ended December 31, 2003, revenues increased 9% to $47.6 million compared to the same period last year. The growth in revenues in the nine months of fiscal year 2004 compared to the same period last year was due to the growth in Products and Services segment revenues, which produced $33.9 million of revenues, up $7.3 million from $26.6 million last year. The Body Dome product line was the most significant factor in the increase in the Products and Services segment revenues by contributing $6.0 million of the increase in revenues. Media and Advertising segment revenues declined 20% in the third quarter and first nine months of fiscal year 2004 compared to the same periods last year due to lower commercial E-mail revenues and greater internal use of advertising inventory.

For the third quarter of fiscal year 2004, 71% of the Company’s revenues were produced from the Products and Services segment and 29% of revenues were produced from the Media and Advertising segment. For the third quarter of fiscal year 2003, 73% of the Company’s revenues were produced from the Products and Services segment and 27% of revenues from the Media and Advertising segment. We have an agreement in principle, subject to documentation, to sell the Body Dome product line. This product line produced $6.0 million in revenues in fiscal year 2004 but was not profitable. In addition, we have recently merged the ResponseBase products business, which was not profitable, into our Performance Marketing Group business unit. We believe that the fourth quarter of fiscal year 2004 revenues of the Products and Services segment will be negatively impacted by these two changes, but overall Company profitability will be positively impacted.

On occasion, the Company will enter into barter advertising transactions where the Company exchanges advertising on its websites for similarly valued online advertising or other services. The Company typically uses barter transactions to test prospective media and advertising purchases or sales campaigns, with the anticipation of additional advertising business. In the three months and nine months ended December 31, 2003, we did not have any barter transactions. There were no barter transactions in the three months ended December 31, 2003. In the nine months ended December 31, 2002, the barter value of these transactions was 2% of revenue.

Cost of Revenues

Cost of revenues are associated with the Products and Services segment and consist primarily of the cost of Internet and television products inventory, direct response media costs, list rental fees, shipping costs and credit card merchant fees. In the third quarter of fiscal year 2004, cost of revenues decreased 30% to $4.8 million from $6.8 million in the third quarter of fiscal year 2003. In the nine months ended December 31, 2003, cost of revenues increased 44% to $15.3 million compared to the same period last year. A change in the mix of product sales in fiscal year 2004 increased the gross profit margin of the Products and Services segment to 59% in the third quarter of fiscal year 2004 compared to 57% in the third quarter of fiscal year 2003. The current period includes media costs for the sale of the direct response marketed Body Dome product line and the prior period does not include any Body Dome revenues. Without the direct response Body Dome product line, the gross profit margin of the Products and Services segment would have been 66% in the third quarter of fiscal year 2004. We expect the mix of product sales in the fourth quarter of fiscal year 2004 to be similar to the mix of product sales realized in the fourth quarter of fiscal year 2003.

Marketing and Sales

Marketing and sales consists of expenses of marketing and selling the Company’s own products and services as well as the Company’s Media and Advertising segment services. The costs consist primarily of fees paid to third parties for media space, bad debts, ad shared-revenue arrangements, promotional and advertising costs, personnel costs, commissions, agency and consulting fees and allocated overhead costs. The Company also has a direct sales force that sells our inventory of advertising to advertisers and advertising agencies.

Marketing and sales expenses decreased to $6.1 million or 37% of revenues in the third quarter of fiscal year 2004, from $8.0 million or 37% of revenues in the third quarter of fiscal year 2003. In the nine months ended December 31, 2003, marketing and sales expenses increased to $18.0 million from $14.9 million in the same period last year. Media space costs decreased $2,746,000, and salaries and bad debt expenses increased $197,000 and $151,000, respectively in the three months ended December 31, 2003 compared to the same period last year. Salaries and bad debt expenses increased $2,037,000 and $672,000, respectively and media space costs decreased $710,000 in the nine months ended December 31, 2003 compared to the same period last year.

We plan to concentrate the efforts of our direct sales, marketing and customer care teams during the fourth quarter of fiscal year 2004 to increase customer continuity program retention and drive new revenue growth. The Company’s strategy is to develop a longer-term relationship with its customers and enhance the lifetime value of each relationship. We expect marketing and sales costs will increase in the fourth quarter of fiscal year 2004 compared to the third quarter of fiscal year 2004, but should remain about the same percentage of overall revenues.

Product Development

Product development expenses consist of payroll and related expenses for developing and maintaining the Company’s websites, developing and maintaining key proprietary technology, and developing proprietary products and services. Product development expenses decreased to $1.7 million or 10% of revenues in the third quarter of fiscal year 2004, from $2.6 million or 12% of revenues in the third quarter of fiscal year 2003. In the nine months ended December 31, 2003, product development expenses decreased to $5.0 million from $5.9 million in the same period last year. Salaries and consulting services expenses decreased $639,000 and $235,000, respectively in the three months ended December 31, 2003 compared to the same period last year. Salaries and consulting services expenses decreased $565,000 and $285,000, respectively in the nine months ended December 31, 2003 compared to the same period last year. We expect product development costs in the fourth quarter of fiscal year 2004 will remain about the same as the third quarter of fiscal year 2004.

General and Administrative

General and administrative expenses consist of payroll and related costs for executive, finance, legal, human resources and administrative personnel, recruiting and professional fees, internet, depreciation and amortization and other general corporate expenses. General and administrative expenses decreased to $3.5 million in the third quarter of fiscal year 2004 from $4.3 million in the same period last year. General and administrative expenses increased to $11.4 million in the nine months ended December 31, 2003 from $10.1 million in the same period last year. Salaries expense decreased $301,000 in the three months ended December 31, 2003 compared to the same period last year. In addition, the reversal of a $534,000 royalty accrual due to the favorable settlement of an audit and the $200,000 refund of prior year officer bonuses, partially offset by $348,000 in proxy solicitation costs favorably impacted the third quarter of fiscal year 2004. Depreciation and amortization of property and equipment increased $516,000 in the nine months ended December 31, 2003 compared to the same period last year. A number of smaller increases in general and administrative expenses in the nine months ended December 31, 2003 compared to the same period last year also contributed to the increase in expenses. General and administrative expenses increased to 21% and 24% of revenues in the three months and nine months ended December 31, 2003, respectively from 20% and 23%, respectively, in the three months and nine months ended December 31, 2002. We expect general and administrative expenses in the fourth quarter of fiscal year 2004 to be about the same as realized in the third quarter of fiscal year 2004, excluding the impact of the unusual royalty and bonus expense reductions realized in the third quarter of fiscal year 2004 and approximately $650,000 in proxy solicitation costs incurred in the fourth quarter of fiscal year 2004.

Restatement Professional Fees

We incurred approximately $862,000 of accounting restatement costs in the third quarter of fiscal year 2004 and $4.1 million in the nine months ended December 31, 2003. These costs consist of legal expenses, including litigation, regulatory and Audit Committee investigation costs, additional auditing costs and consultants and temporary personnel to assist in the restatement of the financial statements for the first three quarters of fiscal year 2003. The decline in expenses in the third quarter of fiscal year 2004 compared to the first and second quarters of fiscal year 2004 is due to lower auditing costs, consulting and temporary personnel costs due to the filing of the restated fiscal year 2003 Form 10-Q’s in November 2003. These costs are expected to continue, although at a much lower rate into fiscal year 2005. We do not know how long the litigation and regulatory matters will continue or how much each will cost.

Amortization of Other Intangible Assets

In the third quarter of fiscal year 2004, amortization of other intangible assets was $330,000 compared to $324,000 in the third quarter of fiscal year 2003. We expect amortization expense in the last quarter of fiscal year 2004 to be about the same as the expense in the third quarter of fiscal year 2004.

Impairment of Goodwill and Other Intangible Assets

We paid $3.6 million for the acquisition of ResponseBase in September 2003. Revenues from ResponseBase decreased $7.1 million in the third quarter of fiscal year 2004 compared to the same period last year. Recently, we merged the ResponseBase products business into our Performance Marketing Group business unit and the ResponseBase advertising business into our Flowgo business unit. We recorded a $1,200,000 goodwill and other intangible assets impairment charge in the third quarter of fiscal year 2004 as a result of the significant reduction in the ResponseBase’s revenues.

Non-operating Income (Expense) and Discontinued Segment

In the third quarter of fiscal year 2004, net interest expense was $108,000 compared to $272,000 in the third quarter of fiscal year 2003. The reduction in interest expense was due to the repayment of capital lease and debt obligations, partially offset by the additional $2 million loan from VantagePoint. In the first quarter of fiscal year 2003, we realized a $1,269,000 gain on the extinguishment of debt and a $452,000 cost to cancel certain stock options. In the third quarter of fiscal year 2003, we recognized $235,000 in income from discontinued operations due to the reversal of accrued liabilities.

Income Taxes

The Company recorded a minor tax expense in the third quarter of fiscal year 2004. We do not expect to record a tax benefit or expense in the fourth quarter of fiscal year 2004.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was ($7.7) million in the nine months ended December 31, 2003 compared to $2.8 million in the nine months ended December 31, 2002. The net cash used in operating activities in the nine months ended December 31, 2003 was primarily due to the loss from operations including the costs associated with the accounting restatement, the cash advances to Sharman Networks and a decrease in current liabilities, partially offset by the impairment charge and non-cash expenses. The net cash provided by operating activities in the nine months ended December 31, 2002 was primarily due to the net income for the period, non-cash expenses and an increase in current liabilities, partially offset by the non-cash gain on debt extinguished and an increase in current assets.

Net cash used in investing activities was $140,000 in the nine months ended December 31, 2003 compared to $6.5 million for the nine months ended December 31, 2002. Net cash used in investing activities in the nine months ended December 31, 2003 was from the purchase of computer equipment and intangible assets, partially offset by the reduction in a certificate of deposit used to secure a capital lease obligation. Net cash used in investing activities in the nine months ended December 31, 2002 was from the $3.5 million acquisition of ResponseBase, deposits to secure operating and capital lease obligations, the purchase of computer and telephone equipment and the purchase of customer lists.

Net cash provided by financing activities was $10.3 million in the nine months ended December 31, 2003 compared to $1.4 million in the nine months ended December 31, 2002. Net cash provided by financing activities in the nine months ended December 31, 2003 was due to the proceeds from the $2.0 million loan and $8 million sale of preferred stock to VantagePoint and proceeds from the issuance of common stock, including a $2.4 million common stock sale in November 2003, partially offset by the repayment of capital lease and debt obligations. Net cash provided by financing activities in the nine months ended December 31, 2002 was due to the $2.0 million of proceeds from capital lease transactions and the issuance of common stock, partially offset by the repayment of capital lease and debt obligations.

As of December 31, 2003, we had $7.2 million in cash and cash equivalents and $2.1 million in restricted cash and certificates of deposit, and we had $7.1 million in working capital. As of March 31, 2003, we had $4.7 million of cash and cash equivalents and $3.3 million in restricted cash and certificates of deposit, and $1.6 million in working capital. The increase in total cash and working capital from March 31, 2003 to December 31, 2003 was due to the $10.3 million sales of common and preferred stock and $2.0 borrowing under a debt obligation, partially offset by the net loss for the period including the costs related to the accounting restatement, working capital uses and repayment of capital lease and debt obligations.

On October 31, 2003, VantagePoint invested $8 million in our Company by purchasing 5,333,000 shares of a new series of convertible preferred stock, designated Series C convertible preferred stock. VantagePoint will receive an additional 427,000 shares of Series C preferred stock as dividends during the year ended October 31, 2004. The Company allocated 22 million shares of authorized preferred stock for the Series C preferred stock and has reserved shares of common stock for conversion of the Series C preferred stock into common stock. In addition, on July 15, 2003, 550 Digital Media Ventures and VantagePoint entered into an option agreement pursuant to which VantagePoint may purchase up to 3,050,000 shares of our common stock, and 1,750,000 shares of our Series B preferred stock, owned by 550 Digital Media Ventures until January 16, 2004. On October 31, 2003, the option term was extended to April 16, 2004 and VantagePoint agreed to partially exercise the option and purchase 454,545 shares of our Series B preferred stock from 550 Digital Media Ventures for $500,000 within five days of the closing of the Series C preferred stock sale. 550 Digital Media Ventures also agreed to release the Company from any claims that it may have, other than claims relating to the outstanding $2,360,000 convertible secured promissory note held by 550 Digital Media Ventures, including the related security interest, and any current advertising arrangements with the Company. 550 Digital Media Ventures’ rights associated with its common stock and the Series B preferred stock, including registration and voting rights will be transferred to VantagePoint upon exercise of the option and payment of the purchase price. In connection with the transaction, 550 Digital Media Ventures waived its anti-dilution protection, preemptive rights and rights of first refusal. 550 Digital Media Ventures agreed to vote in favor of VantagePoint’s investment and loan transactions at any Company stockholder meeting or by written consent and not sell any of its Company stockholdings until such transactions are completed.

As consideration for the DMV Option, 550 Digital Media Ventures sold to VantagePoint a $500,000 convertible promissory note of the Company. In anticipation of the preferred stock investment, on July 15, 2003, VantagePoint loaned $2 million to the Company. VantagePoint and the Company agreed to terminate the $500,000 convertible promissory note and issue to VantagePoint a new $2.5 million convertible promissory note. The $2.5 million note bears interest at 8% and is collateralized by a security interest in all of the Company’s assets. The Company and VantagePoint also agreed that in the event that VantagePoint does not exercise the option within 120 days of its grant, VantagePoint may, within 10 days after the expiration of such 120-day period, transfer the option to the Company in exchange for a warrant to purchase 200,000 shares of the Company’s Series B preferred stock at $2.50 per share expiring three years from the date of issuance. VantagePoint did not transfer the option to the Company within the 120-day period.

On October 31, 2003, VantagePoint agreed to provide a one-year senior secured $4 million bridge loan to the Company or provide a bank guarantee of a $4 million one-year senior secured bridge loan to the Company for certain proposed business development initiatives. The bridge loan would bear interest at the prime rate and be secured by a security interest in all of our assets that is senior to the $2.5 million convertible note with VantagePoint and the $2,360,000 convertible note with 550 Digital Media Ventures. The senior secured bridge loan needs to be accessed by the Company by February 28, 2004. If the Company draws upon the senior secured bridge loan, for each $1 million in loan proceeds we receive the Company will issue a warrant to purchase 250,000 shares of Series C preferred stock at $2.00 per share expiring five years from the date of issuance. We do not know if we will draw down on this bridge loan. In addition, on October 31, 2003, the Company amended the terms of the $2.5 million note due to VantagePoint to accelerate the due date to February 10, 2004. The Company’s stockholders approved the extension of the maturity date to October 31, 2004 and the addition of a conversion feature to the note to allow the conversion into a prospective series of Company preferred stock at the rate of one share for each $2.00 of principal at the January 29, 2004 stockholder’s meeting.

In January 2004, we amended the Series C stock purchase agreement to limit the number of shares issuable if we sell additional securities below the per share issue price, as adjusted, of the Series C preferred stock. NASDAQ has a marketplace rule that requires listed companies to obtain stockholder approval for the issuance of new securities that represent more than 20% of outstanding equity securities. We agreed with VantagePoint that we would either obtain stockholder approval if we need to issue securities that exceed the 20% rule or alternatively pay cash to VantagePoint for the value of the securities that would otherwise be issuable. We intend to ask our stockholders to approve the Series C preferred stock sale at our next stockholder meeting in August 2004 so that we do not need to pay cash to VantagePoint if we were ever to issue securities below the per share issue price, as adjusted.

In connection with the VantagePoint transactions, the Company entered into a management rights agreement pursuant to which VantagePoint is entitled to consult with and advise the Company’s management on significant business issues, inspect the Company’s books and records and appoint a representative to attend all meetings of the Board as a non-voting observer.

We have a $2.5 million convertible note due to VantagePoint that will either be converted by October 31, 2004 or will need to be repaid. We also have a $2,360,000 convertible note due to 550 Digital Media Ventures that will need to be repaid or 550 Digital Media Ventures can convert to Series B preferred stock after March 31, 2005. We have enough cash and available borrowing capacity to fund our business for at least the next 12 months and repay these two notes, if necessary.

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

In November 2003, a newly formed Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide an aggregate $2.3 million of non-refundable cash advances to Sharman Networks at various dates and additional monthly cash advances for at least one year that are recoupable against a sharing of revenues. The Company also agreed to issue Sharman Networks 500,000 shares of Company common stock. Sharman Networks agreed to bundle two of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks also agreed to include channel links on the Kazaa Media Desktop to content provided by the Company. The Company has guaranteed the obligations of the newly formed Company subsidiary.

At December 31, 2003, the Company had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party, or unconsolidated entities.

Contractual Obligations

We have outstanding notes payable maturing at various dates through March 2005. We also lease facilities and equipment under various capital and operating lease agreements expiring at various dates through March 2008.

Our material contractual obligations at December 31, 2003 are as follow (in thousands):

	Payments Due by Period
	Total Amounts Committed	3 Months Ended March 31, 2004	March 31, 2005	March 31, 2006	Thereafter
Contractual Obligations
Note payable for acquisition of Funnygreetings	$61	$61	$—	$—	$—
Note payable to 550 Digital Media Ventures	2,360	—	2,360	—	—
Note payable to SFX Entertainment, Inc.	424	103	321	—	—
Note payable to VantagePoint	2,500	—	2,500	—	—
Capital lease obligations	865	329	502	24	10
Operating lease obligations	2,052	296	1,042	714	—

Total contractual obligations	$8,262	$789	$6,725	$738	$10

Risk Factors

Trading in our common stock was halted and NASDAQ has delisted our securities.

On May 6, 2003, in response to the announcement of our intent to restate our quarterly financial statements for fiscal year 2003, NASDAQ halted trading in our common stock due to our inability to provide the market place with sufficient current financial information. On June 13, 2003, we received a NASDAQ Staff Determination stating that our common stock was subject to delisting from The NASDAQ SmallCap Market due to the NASDAQ Staff’s inability to assess the Company’s current financial position and its ability to sustain compliance with NASDAQ’s continued listing requirements. On July 2, 2003, we received notice of an additional listing deficiency from NASDAQ indicating that the Company was not in compliance with the filing requirement for continued listing due to our failure to timely file our Annual Report on Form 10-K. On July 31, 2003, in a hearing before the Panel, we presented our plan for providing current financial information about the Company to the market place and complying with the NASDAQ filing requirements. On August 15, 2003, the Company filed a Report on Form 12b-25 with the Securities and Exchange Commission as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. On August 22, 2003, we filed our Annual Report on Form 10-K. The Panel delisted the Company’s securities from The NASDAQ SmallCap Market on September 2, 2003. The Company’s common stock has been trading on what is commonly referred to as the “pink sheets” since September 2, 2003.

The Company appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council (the “Listing Council”) and on December 2, 2003, the Listing Council rendered a decision on the Company’s appeal. The Listing Council noted that the Company is now current in its public filing requirements and that events occurring subsequent to the Panel’s August 28, 2003 decision may address the public interest concerns. The Listing Council instructed the Panel to determine whether public interest concerns continue to exist and to determine if there are any other deficiencies under Nasdaq’s continued listing standards. If the Panel determines that the public interest concerns no longer exist and that no other deficiencies exist, the Panel is instructed to relist the Company’s common stock on The Nasdaq SmallCap Market. Under the Listing Counsel’s decision, the Panel has several months to complete their investigation. The Company is not able to predict the outcome of the Panel’s review or if the Company’s common stock will be relisted on The Nasdaq SmallCap Market.

NASDAQ has various quantitative listing requirements for a company to remain listed on The NASDAQ SmallCap Market. These criteria include (i) at least $35 million in market capitalization, or $2.5 million in stockholders’ equity, or $500,000 in net income in the last fiscal year or two of the last three fiscal years; (ii) a $1.00 minimum bid price; (iii) 2 market makers; (iv) 300 round lot stockholders; and (v) 500,000 publicly held shares with a market value of $1 million (excluding shares held by officers, directors and persons owning 10% or more of the company’s outstanding shares). We were in compliance with these quantitative listing requirements as of December 31, 2003. The initial listing requirements for a company to be admitted to The NASDAQ SmallCap Market are much higher and include (i) at least $50 million in market capitalization, or $5 million in stockholders’ equity or $750,000 in net income in the last fiscal year or two of the last three fiscal years; (ii) a $4.00 minimum bid price; (iii) 3 market makers; (iv) 300 round lot stockholders; and (v) 1 million publicly held shares with a market value of $5 million (excluding shares held by officers, directors and persons owning 10% or more of the company’s outstanding shares). We were not in compliance with the initial listing requirements as of December 31, 2003. There can be no assurance that NASDAQ will apply the continued listing requirements rather than the initial listing requirements in our appeal of the Panel’s decision. In addition, there can be no assurance that we will remain in compliance with the continued listing requirements in the future.

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

As previously reported, on October 14, 2003, the purported stockholder class action lawsuits previously filed against the Company and several current and former officers and/or employees of the Company in the United States District Court for the Central District of California were consolidated into one action and lead counsel and plaintiff were appointed (the “Securities Litigation”). The Securities Litigation arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes allegations of, among other things, intentionally false and misleading statements regarding the Company’s business prospects, financial condition and performance. On December 17, 2003, plaintiffs in the Securities Litigation filed their amended and consolidated class action complaint reiterating those allegations and also naming the Company’s former auditor as an additional defendant. The Company and other defendants currently have until February 17, 2004 to respond to plaintiffs’ complaint, at which time the Company expects to file a motion to dismiss the lawsuit for, among other things, the failure of the complaint to state a valid claim against the Company. A hearing on the Company’s motion to dismiss is currently scheduled for April 19, 2004.

Also as previously reported, two purported stockholder derivative actions, which are substantially similar, are pending against various current and former directors, officers, and/or employees of the Company. One of the actions is pending in the United States District Court for the Central District of California and the other, formerly two actions which have been consolidated, is pending in the Superior Court of California for the County of Los Angeles (collectively, the “Derivative Litigation”). The Derivative Litigation similarly arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes claims of breach of fiduciary duty in connection with the restatement and in connection with allegedly improper insider sales of Company stock by one officer and one former Company employee. On January 12, 2004, the Company filed a demurrer to plaintiffs’ consolidated derivative complaint in the State Court derivative action on the grounds that, among others, plaintiffs have not pled, and will not be able to plead, facts sufficient to demonstrate that demand on the Company’s Board of Directors would be futile. The Company’s demurrer, as well as those filed by the individual defendants in the case, is currently scheduled to be heard on April 7, 2004, and discovery in the action is stayed pending such hearing. The Federal Court derivative action has been stayed in its entirety pending the outcome of the hearing on defendants’ motions challenging the complaint in the Securities Litigation.

The Company intends to vigorously defend itself in the Securities Litigation and to address the Derivative Litigation as appropriate. Defending against existing and potential securities and class action litigation relating to the accounting restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses were ultimately unsuccessful, or if the Company was unable to achieve a favorable settlement, the Company could be liable for large damage awards that could seriously harm its business and results of operations. In September 2003, one of the Company’s insurance carriers agreed that certain claims made in the lawsuits are covered by a directors and officers insurance policy, subject to the limits and other terms and conditions of the policy. The Company cannot predict how much of the ongoing litigation costs or any eventual settlement or judgment, if any, will be reimbursed by the insurance carrier.

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

As of December 31, 2003, our executive officers, common and preferred stockholders holding a 5% or greater beneficial ownership in our securities and members of our Board of Directors beneficially own approximately 52% of our common stock on an as-converted basis, excluding vested stock options and warrants to purchase common stock. As a result, our executive officers, our large common and preferred stockholders, and directors will be able to influence the outcome of matters requiring a stockholder vote, including the election of directors, the issuance of new securities and the approval of significant transactions, thereby controlling our affairs and our management. The interests of our executive officers, preferred stockholders, and directors may conflict with the interests of our other stockholders and, through control of the Board of Directors, the executive officers, preferred stockholders and directors may delay, defer or prevent a change in control of our company, or make some transactions more difficult or impossible. Examples of potentially conflicting transactions, include the issuance of additional preferred securities, proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price of our common stock.

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

As of December 31, 2003, we had 4,754,000 outstanding stock options and 108,000 outstanding warrants to purchase our common stock.

As of December 31, 2003, we had 275,000 shares of our Series A preferred stock outstanding. The Series A preferred stock may be converted into our common stock at the then-applicable conversion rate. The Series A preferred stock has a $3.60 per share liquidation preference which increases at a rate of 6% per annum. Each share of Series A preferred stock may be converted to common stock at a rate of one share of common stock for each $3.60 of liquidation preference. The liquidation preference was $4.62 as of December 31, 2003. Because of the 6% accretion factor, each share of Series A preferred stock will be converted into greater than one share of common stock. Prior to any conversion, the conversion price is also adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, issuance of additional equity securities (other than those reserved as employee shares pursuant to any employee stock option plan) at a purchase price less than the applicable conversion price.

As of December 31, 2003, we had 1,923,000 shares of our Series B preferred stock outstanding. The Series B preferred stock may be converted into our common stock at the then applicable conversion rate at the election of the holders of at least a majority of the outstanding Series B preferred stock. The Series B preferred stock has a $2.60 per share liquidation preference. Each share of Series B may be converted to common stock at an initial rate of one share of common stock for each $2.60 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event. The conversion price per share of Series B may be adjusted downward if we issue additional equity securities other than certain excluded stock, without consideration or for consideration per share less than the then-current conversion price.

On October 31, 2003, the Company sold 5,333,000 shares of a new series of convertible preferred stock to VantagePoint. The Series C preferred stockholders are paid an 8% annual dividend in additional Series C preferred stock for one year and on December 31, 2003, we issued 71,000 additional shares as dividends. The Series C preferred stock also has a $1.50 per share liquidation preference and the conversion price is also adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, issuance of additional equity securities (other than those reserved as employee shares).

The issuance of common stock upon the exercise of our outstanding options and warrants, or the conversion of the Series A, Series B, Series C or any newly issued series of preferred stock, will cause dilution to existing stockholders and could adversely affect the market price of our common stock. The Series C preferred stock issued in October 2003 and the 1,643,000 shares of common stock issued in November 2003 are unregistered and the stockholders have registration rights. If the registration rights are exercised and the stock is sold, the market price of our common stock could be adversely affected.

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

We are required to review our intangible assets for impairment when events or changes in conditions may prevent the Company from recovering the carrying value. Furthermore, goodwill is required to be tested for impairment at least once per year. If our stock price and market capitalization decline, we may be required to record a material charge to earnings in our financial statements during the period in which we analyze our intangible assets for impairment. Furthermore, future cash flows associated with our various properties may decline due to changes in market conditions or technology, thereby requiring an impairment assessment of the property’s goodwill and other intangible assets. For example, revenues in our ResponseBase business unit declined significantly in the third quarter of fiscal year 2004 compared to the same period last year. This decline in revenues required us to test for goodwill and other intangible asset impairment and resulted in a $1,200,000 impairment charge in the third quarter of fiscal year 2004.

In fiscal year 2003, we analyzed goodwill and other intangible assets for impairment at the Company level. As a result of the reorganization of our reporting structure, we now have sufficiently discrete financial information to conduct the impairment analysis at the reporting unit level. This change may cause us to record an impairment charge in the fourth quarter of fiscal year 2004.

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

In December 2003, the President signed a new law that will impact the way certain commercial E-mails are sent over the Internet. The new law goes into effect January 1, 2004 and supercedes the future enforcement of most state commercial E-mail laws, including the recently enacted California commercial E-mail law. The new law prohibits E-mails that have misleading headers (the digital path to the recipient) and other practices that disguise the origin or path of the E-mail, false or misleading sender information and deceptive subject lines. The new law requires commercial E-mail’s to clearly identify the E-mail as an advertisement or solicitation, and contain a method for the recipient to opt-out of future mailings and the sender must honor the opt-out decision. The new law also calls on the Federal Trade Commission to create a do-not-E-mail registry similar to the do-not-call registry. Penalties for failure to comply with the new law include significant fines, forfeiture of property and imprisonment. This law and other laws or regulations that impact E-mail advertising could harm our business.

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

In November 2003, a newly formed Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide an aggregate $2.3 million of non-refundable cash advances to Sharman Networks at various dates and additional monthly cash advances for at least one year that are recoupable against a sharing of revenues. The Company also issued 500,000 shares of eUniverse common stock to Sharman Networks. Sharman Networks agreed to bundle two of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks also agreed to include channel links on the Kazaa Media Desktop to content provided by the Company. The Kazaa Media Desktop is a peer-to-peer file sharing application. If the revenue earned from the two download applications and the content does not meet Company expectations, the advances to Sharman Networks will not be recouped. In addition, if Sharman Networks fails to bundle the application or host the content for any reason, the advances to Sharman Networks will also not be recouped. Any unrecouped advances and the unamortized value of the Company common stock issued to Sharman Networks, if any, will be expensed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential impact to our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base interest rate of our variable rate debt. A 1% change in interest rates would increase or decrease our annual interest expense by $25,000.

We place our cash and cash equivalents in banks with high quality standards. Cash investments consist of high quality overnight investments that bear minor exposure to interest rate fluctuations.

Item 4. Controls and Procedures

Overview

On August 22, 2003, the Company restated previously reported quarterly financial results for the first three quarters of fiscal year 2003 because of accounting errors previously identified in the Company’s financial statements. As a result of the discovery of the accounting errors, management initiated an internal review of its accounting records and its accounting policies and procedures. In an effort to identify the extent of the accounting errors, and to identify any deficiencies in the Company’s system of controls, management significantly expanded its accounting and finance staff and retained an outside accounting firm to assist in the process. In addition, the Company’s Board of Directors directed the Audit Committee to explore the facts and circumstances giving rise to the restatement as well as to evaluate the Company’s accounting practices, policies and procedures. To assist with the Audit Committee review, the Audit Committee engaged the law firm of Foley & Lardner.

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

Based in part on the foregoing, the Company’s Principal Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report December 31, 2003, our disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

PART. II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7. Commitments and Contingencies of Notes to Consolidated Financial Statements (PART. 1 – FINANCIAL INFORMATION, Item 1. Financial Statements) for information on legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

On October 31, 2003, the Company sold 5,333,000 shares of a new series of convertible preferred stock, designated Series C convertible preferred stock to VantagePoint for $1.50 per share generating $8 million of proceeds. The unregistered Series C preferred stock has registration rights. No underwriters were used in the private placement. The Series C convertible preferred stock is convertible into common stock at the initial conversion rate of one to one. The Series C preferred stock is senior in preference to the Series A and Series B preferred stock. See Liquidity and Capital Resources for further information regarding this private placement and related financing transactions with VantagePoint.

The Series A and Series B Certificates of Designation were amended as part of the VantagePoint private placement and related financing transactions. “Section 12 Event of Default” was deleted from the Series A Certificate of Designation and Section 4(b), Board of Director representation, of the Series B Certificate of Designation was modified. The consent of stockholders to these amendments is generally required under Delaware law and the stockholders approved these amendments at the Company’s fiscal year 2003 annual meeting of stockholders held on January 29, 2004.

As partial consideration for the application download and content distribution agreements with Sharman Networks, Ltd., the Company issued Sharman Networks 500,000 shares of eUniverse common stock on November 13, 2003. The Company has given registration rights to Sharman Networks for this unregistered common stock. No underwriters were used in the private placement.

On November 18, 2003, the Company sold 1,643,000 shares of common stock to existing and new stockholders for $1.50 per share generating approximately $2.4 million of proceeds. The Company has given registration rights to the holders of the unregistered common stock. No underwriters were used in the private placement.

The October and November 2003 sales of preferred and common stock were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary to evaluate the investment. Each purchaser represented to the Company that the shares were acquired for investment purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2003 annual meeting of stockholders on January 29, 2004. The Board of Directors submitted to a vote of the Company’s stockholders and solicited proxies for, a slate of directors to hold office until the next annual meeting of stockholders, two other matters related to the VantagePoint Series C preferred stock and debt transactions and the appointment of independent auditors. Mr. Brad Greenspan, the Company’s past Chairman and Chief Executive Officer offered an alternative slate of directors in opposition to the slate offered by the Board of Directors and opposed one of the two VantagePoint Series C preferred stock and debt matters proposed by the Board of Directors. The independent inspectors of elections issued their final report on February 6, 2004 reporting that the four Board of Director proposals were passed and the two Brad Greenspan proposals were not passed.

Proposal 1. Election of Directors:

	For	Withheld
Board of Directors nominees:
Brett Brewer	18,388,136	1,593,970
Daniel Mosher	18,399,136	1,582,970
Lawrence Moreau	18,402,201	1,579,905
Bradley Ward	18,401,901	1,580,205

Brad Greenspan nominees:
Ken Schapiro	8,398,220	238,579
John Neubauer	8,398,220	238,579
Vincent Bitteti	8,398,220	238,579
James Somes	8,398,220	238,579
Nathan Peck	8,398,220	238,579

Proposal 2. To approve the issuance of a warrant to VantagePoint if we draw down on a $4 million loan commitment and the modification of the terms of an existing note due to VantagePoint, including the preferred stock issuable on exercise or conversion and the conversion of the preferred stock into common stock at the applicable conversion rate:

	For	Against	Abstain
Board of Directors proposal:	12,486,317	144,042	7,351,747

Brad Greenspan proposal	19,000	8,444,965	172,834

Proposal 3. To approve amendments to the Series A and Series B Certificates of Designation:

	For	Against	Abstain
Board of Directors proposal:	18,266,767	145,223	1,570,116

Proposal 4. To ratify the appointment of Moss Adams LLP as the Company’s independent auditors for fiscal year 2004:

	For	Against	Abstain
Board of Directors proposal:	18,426,835	15,373	1,539,898

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Title
3.1	Certificate of Incorporation of eUniverse, Inc. dated October 31, 2002. (4)
3.2	Bylaws of eUniverse, Inc., dated January 17, 2003. (5)

4.1	Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002. (4)
4.2	Certificate of Designation of Series B Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002. (4)
4.3	Certificate of Designation of Series C Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2003. (2)
4.4	Certificate of Designation of Series C-1 Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2003. (2)
10.1	Second Amended and Restated Secured Convertible Promissory Note dated July 15, 2003, in the principal amount of $1,789,764. (1)
10.2	Second Amended and Restated Secured Convertible Promissory Note dated July 15, 2003, in the principal amount of $500,000. (1)
10.3	Secured Note Purchase Agreement, by and between eUniverse, Inc. and VP Alpha Holdings IV, L.L.C., dated July 15, 2003. (1)
10.4	Form of eUniverse, Inc. Series B Preferred Stock Purchase Warrant to be issued to VP Alpha Holdings IV, L.L.C. (1)
10.5	Option Agreement, by and among eUniverse, Inc., 550 Digital Media Ventures, Inc. and VP Alpha Holdings IV, L.L.C., dated July 15, 2003. (1)
10.6	Security Agreement, by and between eUniverse, Inc. and V.P. Alpha Holdings IV, L.L.C., dated July 15, 2003. (1)
10.7	Bonus Repayment Agreement, by and between eUniverse, Inc. and Brad D. Greenspan, dated August 21, 2003. (1)
10.8	Bonus Repayment Agreement, by and between eUniverse, Inc. and Brett C. Brewer, dated August 21, 2003. (1)
10.9	Bonus Repayment Agreement, by and between eUniverse, Inc. and Chris Lipp, dated August 21, 2003. (1)
10.10	Series C Preferred Stock Agreement between eUniverse, Inc. and affiliates of VantagePoint Venture Partners, dated October 31, 2003. (2)
10.11	Agreement between eUniverse, Inc. and Series C preferred stockholders, dated January 30, 2004.
10.12	Amended and Restated Convertible Secured Promissory Note between eUniverse, Inc. and VP Alpha Holdings IV, L.L.C., dated as of October 31, 2003. (3)
10.13	Form of Warrant to Purchase Shares of Series C Preferred Stock issued to VP Alpha Holdings IV, L.L.C., dated October 31, 2003. (2)
10.14	Voting Agreement with affiliates of VantagePoint Venture Partners, dated October 31, 2003. (2)
10.15	550 DMV Consent and Waiver Agreement, dated October 31, 2003. (2)
10.16	Registration Rights Agreement between eUniverse, Inc. and affiliates of VantagePoint Venture Partners, dated October 31, 2003. (2)
10.17	Form of Director Indemnification Agreement for David Carlick and Andrew Sheehan. (2)
10.18	Form of Common Stock Purchase Agreement, with various investors, dated November 18, 2003.
10.19	Form of Registration Rights Agreement, with various investors, dated November 18, 2003.
31	Section 302 Certificates of Chief Executive Officer and Chief Financial Officer, adopted pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.
32	Certificate of Chief Executive Officer and Chief Financial Officer, adopted pursuant to 18 U.S.C. Section 1350.

(1) Incorporated by reference to eUniverse, Inc.’s Form 10-K for the year ended March 31, 2003 filed on August 22, 2003.

(2) Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on November 6, 2003.

(3) Incorporated by reference to eUniverse, Inc.’s Definitive Proxy Statement filed on December 30, 2003.

(4) Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on January 9, 2003.

(5) Incorporated by reference to eUniverse, Inc.’s Form 10-Q for the quarter ended September 30, 2003 filed on November 13, 2003.

(b) Reports on Form 8-K

On November 3, 2003, we reported that Brad Greenspan stepped down as the Company’s Chief Executive Officer and will no longer serve as Chairman of the Board of Directors. Brett Brewer, the Company’s President, will serve as the Company’s interim principal executive officer. We also announced the recent addition of two new members to our Board of Directors, Jeffrey Edell and Bradley Ward. Jeffrey Edell replaced Thomas Gewecke who served on the Company’s Board as the designee of Sony Music Entertainment.

On November 6, 2003, we reported that the Company closed an $8 million financing with VantagePoint Venture Partners. Under the terms of the investment, VantagePoint entities purchased 5,333,333 shares of a new series of preferred stock for $1.50 per share.

On November 24, 2003, we reported that the Company completed a private placement of 1,643,000 shares of common stock to a group of existing and new Company stockholders for $1.50 per share generating proceeds of approximately $2.5 million.

On November 26, 2003, we reported that the Company’s Board of Directors approved an amendment to the Company’s bylaws adding advance notification requirements for actions at Company’s stockholder meetings.

On December 5, 2003, we reported that the Nasdaq Listing and Hearing Review Council rendered a decision on the Company’s appeal of the Nasdaq Listing Qualifications Panel’s decision to delist the Company’s common stock from The Nasdaq SmallCap Market.

On December 18, 2003, we reported that Brad Greenspan resigned from the Board of Directors. The disagreements alleged by Mr. Greenspan were described in the filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eUNIVERSE, INC. (Registrant)

By:	/s/ Thomas J. Flahie

Thomas J. Flahie Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 10, 2004