Form 10-K
period 2004-03-31
EUNIVERSE INC
filed 2004-06-15
CIK 1088244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

The aggregate market value of the Registrant’s outstanding common stock held by non-affiliates was $24,145,000 based on the reported last sale price on September 30, 2003, which was the last business day of the Registrant’s most recently completed second quarter. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 14, 2004, there were 28,921,000 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held August 31, 2004 are incorporated by reference into Part II, Item 5 and Part III of this Report.

eUniverse, Inc.

Annual Report on Form 10-K for the Year Ended March 31, 2004

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws, including projections of earnings, revenue or other financial items; statements of the plans, strategies and objectives of management for future operations; statements concerning proposed new services or developments; statements regarding future economic conditions or performance; statements of belief; and statements of assumptions. Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this Report on Form 10-K. Except for our ongoing reporting obligations, we do not intend, and undertake no obligation, to update any forward-looking statement. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. The factors impacting these risks and uncertainties are discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

eUniverse, Inc. and its subsidiaries are referred to herein as “the Company”, “we” or “our”.

Item 1.    Business

Overview

We are an Internet marketing company that offers external marketers a compelling group of entertainment and community-oriented Internet properties through which to reach consumers and that markets and distributes a select group of products and services.

We group the Company’s businesses into two business segments, the product marketing segment and the network segment. In fiscal year 2004, our revenues were predominately generated from a combination of credit card sales of the Company’s products by our product marketing segment and invoiced sales of paid advertising by our network website businesses. In fiscal years 2003 and 2002, we combined our products, services and gaming businesses into one segment called the products and services business segment. Due to a change in internal reporting, we now report our gaming and non-product businesses in the network segment. The network segment was previously referred to as the media and advertising business segment and this segment now includes our gaming and non-product businesses. The fiscal year 2003 and 2002 segment disclosures have been reclassified to be consistent with the fiscal year 2004 presentation.

A summary of revenues, gross profit and assets by business segment is located in Note 11- Segment Disclosures of the Notes to Consolidated Financial Statements. In addition, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information about the business segment operating performance and business trends.

Product Marketing Segment

We sold various products through e-commerce websites and telemarketing centers in fiscal year 2004. Customers are obtained by online advertising on both Company-owned and third party websites and by television, radio and print advertising. These products change over time and in fiscal year 2004 included herbal and all-natural ingestible and topical products, collectibles, fitness products, ink cartridges and various niche products. The Company continuously tests product offerings to determine customer acquisition costs and revenue potential and the most effective marketing programs.

The Company’s selection and marketing of products is largely a function of competition for advertising media. Only products that yield a rate of return that enables payment of competitive rates for advertising can be sold through e-commerce websites and telemarketing centers. We believe that we have competitive advantages in this space from the ability to quickly test product offerings at comparatively low cost, our expertise in developing marketing campaigns and creating incremental revenue opportunities from initial transactions and customer contact, and our expertise in purchasing Internet advertising media. These factors result in a higher likelihood that the Company will be able to source and create new product offerings that are viable on the Internet, as compared to smaller or more focused online retailers and providers.

The Company also uses television, radio and print advertising to drive customers to e-commerce websites and telemarketing centers. In fiscal year 2004, we purchased significant television advertising for the direct response Body Dome fitness product line. The assets of this product line were sold in February 2004. We expect to purchase more television, radio and print advertising for our Hydroderm product line in fiscal year 2005, as we expand on-line sales of this product and continue to build brand recognition.

We also sell printer ink cartridges at AllYouCanInk.com, PremiumInk.com and 2for1InkJet.com. These websites offer a low-priced alternative to printer manufacturer’s ink cartridges with remanufactured cartridges, compatible cartridges and refill kits for all major printer brands. We also sell paper products, software and home office products on these websites.

Each product the Company sells is generally sourced through a single vendor. In some cases, the vendor created the product and we entered into a distribution agreement as the exclusive or non-exclusive distributor for the product. In other cases, we purchase the product from a third party and we are generally a non-exclusive reseller for the product. In addition, we have a joint venture for the exclusive distribution of one significant product line where the other venture partner is the product supplier and we provide marketing and order fulfillment activities. Most of these products were purchased in fiscal year 2004 from among five vendors.

The primary websites that we sold our products through in fiscal year 2004 were 24HourPayCheck.com, BodyDome.com, Hydroderm.com, IncreaseYourHealth.com, CoolOnLine.com and our three ink cartridge websites. The top selling products were Apple Cider Vinegar, Body Shape, Dream Shape, Hydroderm and Vigel. Revenues from the sale of Dream Shape and Hydroderm products were approximately 15% and 24%, respectively of fiscal year 2004 product marketing segment revenues.

In February 2004, we signed an agreement with Body By Jake to develop and market a new line of health supplements under the Body By Jake brand. The first product to be sold under this brand is a carbohydrate blocking health supplement.

We experienced a significant decline in fiscal year 2004 revenues in our ResponseBase business unit compared to fiscal year 2003. This business unit sells seasonal and limited life products and was not able to source and sell popular products in fiscal year 2004. In January 2004, we merged the ResponseBase products business into our Performance Marketing Group business unit and the ResponseBase advertising business into our Flowgo business unit.

In August 2002, the Company purchased a telemarketing center in Montclair, California from which we marketed Company and third party products and services. The telemarketing center was closed in March 2004 and telemarketing activities are now performed by third parties and at the Company’s Los Angeles office. In fiscal year 2004, we created a multi-level marketing company, under the brand 24 Hour Paycheck, to distribute herbal and all-natural ingestible and topical products. This company was not profitable and was sold in March 2004. In September 2002, the Company entered into two joint ventures to produce television infomercials for two home fitness products. In February 2003, the Company sold its interest in one of the joint ventures and in February 2004, the Company sold the assets of the other joint venture, the Body Dome fitness product line. The revenues and operating loss of the Body Dome business unit are classified as a discontinued operation in the fiscal year 2004 consolidated statement of operations. The revenues and operating losses of the other discontinued businesses are not material and have not been reclassified to discontinued operations.

In fiscal year 2004, we sold products through our Performance Marketing Group, ink cartridge, Body Dome, ResponseBase, 24 Hour Paycheck and telemarketing business units. We recently renamed our Performance Marketing Group as Alena, and the Alena and ink cartridge business units are the two ongoing business units of the product marketing segment.

Alena’s fiscal year 2005 business objective is to market and distribute a select group of products that are unique and well suited for continuity sales on the Internet. Alena secures exclusive Internet rights to the products and builds brand awareness for the products by profitably distributing them on the Internet with the goal of ultimately distributing the products through offline sales channels.

Network Segment

We have a diverse network of websites that provide entertainment and community oriented content (the “eUniverse Network”). We earn paid advertising revenues through a variety of traditional ad units such as banner, skyscraper, pop-up and interstitial ads, targeted E-mail marketing, paid search marketing, lead generation marketing and affiliate marketing. Our advertising is primarily performance based with pricing based on the number of times our audience views the ad or performs a specific action, or clicks through to the customer’s website.

The eUniverse Network is the third most visited entertainment destination on the Internet(1), offering a suite of fun and viral interactive entertainment websites that people use to communicate and connect. The eUniverse Network attracted over 15 million unique U.S. visitors in March 2004(1), with Flowgo.com and GameRival.com being the Company’s most popular entertainment websites. Network websites offer thousands of pages of funny pictures, jokes, animations, greetings, parodies, poems, stories, quizzes, polls and games. The nature of the content ranges from the edgy and satirical comedy found on MadBlast.com, to the lighthearted fun pages and humor of GotLaughs.com, to the inspirational stories and pages of BlessTheDay.com, to the mind, body and spirit self-evaluation aids at SelfNetwork.com, to the fun and easy to play games at GameRival.com. Visitors to the eUniverse Network are encouraged to share the content they experience with family and friends by clicking a link at the bottom of each content web page. This link is a tool that enables users to E-mail links of the content they view to up to ten other people at a time. Visitors to eUniverse Network websites are also encouraged to sign up to website mailing lists in order to receive updates about new content and the daily picks of eUniverse Network Webmasters.

The Company distributes content via daily E-mails to millions of subscribers to our network. Our E-mail newsletters are sent to over 35 million unique subscribers each month. A majority of the newsletters are E-mailed daily. The Company has over 35 newsletters in its portfolio, covering specific topics such as sports, technology, entertainment, business and finance. A large number of these newsletters are vehicles for delivering content from the numerous websites that make up the eUniverse Network. Some of the Company’s more popular newsletters are IntelligentX, with two daily publications, and InfoBeat, with five daily publications, both providing factual news delivery and other fare similar to that found in traditional newspapers or magazines. These two newsletter groups have a combined subscriber base of over five million.

We derive our content from a variety of sources and relationships, but the vast majority of our content is produced internally by the Company’s webmasters, programmers and graphic artists. The Web publishing side of our business has enabled the Company to attract a large and diverse audience and to amass a considerable database of subscriber and viewer information. This audience, and our ability to communicate effectively with potential customers, has proven an attractive proposition to third-party paid advertisers. The Company’s audience

(1)	Source: Nielsen NetRatings, March 2004, connecting from home and work.

includes a strong reach into some of the most lucrative demographic segments of the Internet population. Over 90% of the eUniverse Network audience has participated in online shopping in the past six months and 75% of our audience has gone on to purchase something online. Our network reaches one in ten U.S. Internet users overall, and one in nine U.S. Internet users ages 25 to 54 and one in seven U.S. Internet users ages 12 to 17.(1) Each demographic group can be directly reached by targeted advertising on the eUniverse Network.

In addition to selling our own Web and E-mail advertising inventory, the Company also develops Internet advertising campaigns on behalf of third-party clients. In this regard, the Company fills the creative function of a traditional advertising agency in addition to providing the media in which the ads are run.

In fiscal year 2004, we introduced download applications that are distributed by Flowgo.com and bundled with third party free applications, such as the Kazaa Media Desktop. One application is a customizable toolbar that attaches to Internet Explorer® and contains functionality for paid user actions such as Web search, travel, shopping and games. Another application redirects misspelled searches and timed-out searches to a search page that helps the user find the desired destination. As of March 31, 2004, we have revenue sharing arrangements with 16 third-party distributors of our applications. We earn advertising revenues from Overture Services, Inc. when customers use our applications. Revenues from Overture Services, Inc. were approximately 12% of fiscal year 2004 network segment revenues.

We have a private community website at MySpace.com that we created in fiscal year 2004. Users can share photos, journals and interests with their network of friends. They can communicate with friends, meet other individuals, keep in touch with family, co-workers and classmates, and search for long lost friends. This website is one of the fastest growing community websites on the Internet.

The eUniverse Network also has websites that generate subscription revenues, provide marketing services and conduct transaction-based revenues in addition to the websites that are primarily paid advertising based. These websites include CupidJunction.com, DietingPlans.com, CasesLadder.com, SkillJam.com and GameIgnition.com.

We provide online matchmaking services at CupidJunction.com. Users sign-up for a free profile which can be browsed by all users and daily matches are delivered to the user’s E-mail address. In order for users to communicate with their matches, they must upgrade to a paying premium subscription membership.

We also provide online diet subscription programs at DietingPlans.com. This website creates a personalized diet with daily food menus derived from a personal profile that members fill out. Through a “Virtual Trainer”, users create a customized exercise program including online videos and step-by-step instructions for each exercise. A personal journal tracks the food, fat and calories users consume, exercise and weight-loss, and charts the individual’s progress.

The Company has three of the premier properties in their respective online gaming categories, CasesLadder.com, SkillJam.com and GameRival.com. These three properties have over 10 million registered users. The online gaming market has become one of the fastest growing areas of Internet commerce.

Cases Ladder is a leader in Internet gaming ladders, leagues and tournaments for online multiplayer games. Cases Ladder leagues are set up for hundreds of online games and can be created and co-branded specifically for online gaming services and game developers. Cases Ladder offers both free and premium subscription membership programs to mass-market game players and operates the largest collection of online ladders, leagues and tournaments. In November 2003, Case’s Ladder announced an agreement with America Online to launch a service allowing video game players to enter tournaments. The new AOL Ladders service will be offered for games on PlayStation 2 consoles. Support for GameCube is planned for next year.

(1)	Source: Nielsen NetRatings, March 2004, connecting from home and work.

Skill Jam is a premier destination for cash prize, skill game play. Skill Jam offers nearly 100 fun games including favorites like Trivia Challenge, Diamond Mine, Pool, MahJong, Solitaire and more. Users select the games they would like to play and compete for fun, prizes and cash. Skill Jam provides skill-based gaming solutions for a number of Internet portals including MSN’s Zone, iWon/Excite and iVillage. The Skill Jam business is currently for sale, but we are not able to predict the timing or amount, if any, of proceeds to be received from the sale of Skill Jam.

Game Rival is one of the Internet’s leading advertising sponsored casual game websites. Visitors to Game Rival play some of the most entertaining games on the Internet, every game is free and no downloads are required. Players can also create a free account at Game Rival to record their scores, leave comments and send challenges to other players.

Marketing and Sales

The Company markets its own products and services by using various proprietary direct marketing tools and techniques. The Company also has an internal sales force to sell third-party advertising on the eUniverse Network. This team sources, tests and monitors advertising campaigns on the eUniverse Network.

The products and services business units have a team of media buyers that purchase online advertising inventory from third party websites to market the Company’s products and services. This group is able to rapidly test new marketing campaigns and determine the response rate to the advertising. We make our advertising buying decisions by determining the maximum price of the advertising that we can purchase based on the lifetime value of the customer for that product. Depending on the availability of acceptably priced advertising on third-party websites, we may purchase more or less advertising month-to-month. We have also created an affiliate marketing system called Partner2Profit (“P2P”) that provides Web publishers the ability to promote our products and services, and third party products and services, to their audience. Users of the P2P service retrieve advertising creatives from the P2P Website to deliver to their audience, for which they receive a commission for any sales resulting from the ads shown.

The Company intends to continue investing in the marketing and sales teams of its various products and services offerings, including expansion beyond the online market. Additionally, the Company considers customer care to be a vital component of customer acquisition and retention. Accordingly, we intend to invest in the enhancement of our customer care function.

Product Development

We maintain technology centers at the Company’s two Los Angeles, California offices and in Mount Vernon, Washington that are staffed with software developers and systems engineers. This staff monitors the Company’s network of websites 24 hours a day, 7 days a week. The Company’s computer hardware to support its network and other Internet activities is housed at several co-location facilities, with most Web activity at one Tier 1 co-location service provider and bulk E-mail activity at several co-location service providers. We are in the process of consolidating most of our bulk E-mail activity to one of our Los Angeles co-location service providers. Our websites and supporting systems are based on both Microsoft and Linux platforms.

Using a combination of proprietary solutions and licensed technologies, the Company has deployed systems for online content dissemination, online transaction processing, customer service, market analysis and electronic data interchange. All of the Company’s E-mail is transmitted and tracked by a proprietary system. The Company’s E-mail system can send the appropriate type of E-mail to specific domains based on information generated from previous E-mail campaigns. Additionally, we have built a content delivery system that enables our users to freely transmit greeting cards and other content to their friends and family. The content delivery system has a full-featured ad tracking subsystem that allows us to monitor usage of the system. Finally, the Company has built a full-featured ad distribution system capable of meeting our dynamic ad creative, ad reporting and ad tracking needs. This system allows us to use many different types of ad creative from pop-ups to dynamic flash creative.

All of our product development costs are technology-related costs. We do not internally development the products we sell. We rely on third parties to bring us products or ideas for products and we use our marking expertise to evaluate the on line and off line profit potential for the proposed products.

General and Administrative

See Item 2. Properties for information about the Company’s office and warehouse facilities.

Domain Names, Patents and Trademarks

The Company’s domain name portfolio is important intellectual property that is essential to our business. As of March 31, 2004, we had over 600 domain names registered to the Company. Also important to our business are the trademarks and service marks registered to our Company. As of March 31, 2004, we had 25 registered trademarks and service marks and seven applications for trademarks and service marks in the United States. We also have one patent application filed in the United States. We believe that we presently have, or are capable of acquiring, ownership and control of the intellectual property rights which are necessary to conduct our operations.

Backlog

We believe that backlog is not a meaningful indicator of future business prospects due to the short period of time from customer order to product shipment. Most products are shipped one to three days from the date ordered. Therefore, we believe that backlog information is not material to an understanding of our business.

Seasonality

We believe that there is some seasonality to our product marketing segment businesses. We sell some holiday products and these products impact revenues in the quarter ended December 31. We sold fewer holiday products in fiscal year 2004 compared to prior years and we expect this trend to continue. We also sell health and fitness products and these products favorably impact revenues in the quarters ended March 31 and June 30. We were somewhat impacted by the seasonality in sales of these health and fitness products in the quarter ended March 31, 2004, and we expect to see a greater impact in future years as sales of these products are expected to represent a greater part of our business.

Competition

Our products businesses compete with numerous large and small, online and offline, shopping channels and networks. We compete on the basis of price, product selection and product marketing claims. We frequently see new online e-commerce sites that sell products that appear to be similar to ours and that are sold using business models that are similar to ours. Our gaming businesses compete with numerous privately-held gaming competitors, and our Cupid Junction business competes with numerous online dating services and print dating pages.

Our advertising businesses compete with numerous advertising networks such as ValueClick, Advertising.com, Sportsline.com and Traffix, as well as more focused information providers such as Overture and Google. In addition, our eUniverse Network competes with large media companies such as AOL Time Warner and Yahoo! for online multi-channel offerings, which include information, entertainment, community, commerce and activity based experiences. We also face competition from traditional offline media such as print, radio and television for a share of advertisers’ budgets. We expect the advertising market to remain intensely competitive for the foreseeable future, and barriers to entry are not prohibitive, thus new and existing competitors may expand their offerings at a relatively low cost.

Some of our current competitors have larger user bases, longer operating histories, higher brand recognition, and greater financial resources than we have. As we expand the scope of our offerings, we may have to compete with a larger number of Internet websites as well as media companies. In addition, larger, more well-financed or well-established companies may expand into, acquire, invest or continue to consolidate, thus increasing the competitive pressures that we face.

Employees

As of March 31, 2004, we had 228 employees, including 119 in marketing and sales, 71 in product development, and 38 in finance, human resources, legal and administration. No employees are covered by collectively bargained agreements and we consider our employee relations to be excellent.

Information about our officers is located in Item 10. Directors and Officers of the Registrant.

Development of the Business

The Company was created in April 1999 through a series of transactions colloquially referred to as a reverse merger into a publicly traded shell. The April 1999 transactions resulted in eUniverse, Inc. (f/k/a Motorcycle Centers of America, Inc., a non-operating Nevada corporation whose shares were publicly traded on the OTC Bulletin Board) becoming the parent and sole stockholder of CD Universe, Inc., a corporation engaged in the business of selling music CD’s and movie videos and DVD’s on the Internet. Simultaneously with the reverse merger transaction, the Company completed a $6.5 million private placement with approximately 40 Series A preferred stock investors. In December 2002, the Company changed its state of incorporation and became a Delaware corporation.

During the Company’s first fiscal year, fiscal year 2000, the Company acquired the online gaming companies Cases Ladder, Inc., Gamer’s Alliance, Inc. and The Big Network, Inc., entertainment content properties Funone.com, PokemonVillage.com and JustSayWow.com, and online retailer Falcon Ventures Corporation.

During fiscal year 2001, the Company continued to acquire entertainment content websites including Send4Fun.com, DebsFunPages.com and FunnyGreetings.com to build its core entertainment network audience. In fiscal year 2001, the Company also launched what has become its flagship entertainment property, Flowgo.com. By the end of fiscal 2001, Flowgo had become one of the most frequented entertainment properties on the Internet. With the acquisition and introduction of these and other entertainment websites, the eUniverse network of websites quickly became one of the Internet’s most trafficked destinations. Also in fiscal year 2001, the Company divested itself of the music and movie retail products segment of its business, CD Universe and Falcon Ventures.

As the Company entered fiscal year 2002, the Company’s revenue was derived almost exclusively from paid third-party advertising on the eUniverse Network. The Company then embarked on a strategy of diversifying its revenue streams. As part of this strategy, the Company launched the online dating website CupidJunction.com. Over the course of the year, the Company added seven additional product and/or service offerings consisting of a combination of internally developed and acquired properties. Also during its fiscal year 2002, the Company expanded its E-mail newsletter portfolio by acquiring the various publications distributed under the IntelligentX and InfoBeat brand names. In conjunction with its acquisition of InfoBeat, the Company raised $5 million in a private placement of Series B preferred stock with an indirect subsidiary of Sony Corporation of America.

In fiscal year 2003, we began leveraging our expertise in developing and distributing online advertising campaigns by signing agreements with major media and consumer product companies to promote their properties, artists and products on the eUniverse Network. Also during fiscal year 2003, and in an effort to gain broader consumer reach for the Company’s products and services, the Company launched the Performance

Marketing Group business unit. Performance Marketing Group’s primary objective was to generate sales on networks and websites beyond the eUniverse Network and using offline advertising. In September 2002, the Company continued its effort to broaden its consumer reach by acquiring certain assets of ResponseBase LLC. ResponseBase is an on-line marketing company that manages permission-based E-mail records to which it markets and sells its own proprietary products and services as well as those of third parties. The Company also signed a multi-year agreement with Microsoft Corporation relating to its skilled gaming and gaming download offerings in September 2002. The joint offerings went live in the fourth quarter of fiscal year 2003.

In May 2003, the Company announced the discovery of accounting errors in the first three quarterly reports of fiscal year 2003 and subsequently corrected and restated the financial results for those quarters. Costs related to the accounting restatement including the resulting regulatory actions and litigation were significant. The Company borrowed $2 million and raised $8 million in a private placement of Series C preferred stock with affiliates of VantagePoint Venture Partners (“VantagePoint”). The Company also raised $2.5 million in a private placement of common stock with existing and new stockholders. In November 2003, a newly formed Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. Sharman Networks bundled two of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks also included channel links on the Kazaa Media Desktop to content provided by the Company. The Company also signed a multi year agreement with AOL relating to league and ladder gaming in November 2003.

In May 2004, the Company announced its intention to change its name to Intermix Media, Inc. We plan to make the name change official in July 2004 and we will do business as Intermix Media until the name is officially changed.

Accounting Restatement

On May 6, 2003, the Company announced its intent to restate previously reported quarterly financial results for the first three quarters of fiscal year 2003 because of accounting errors it had identified in the Company’s financial statements. Management initiated an internal review of accounting records to quantify the errors and restate previously reported financial results. In an effort to identify any deficiencies in the Company’s system of internal controls, management significantly expanded its accounting and finance staff and retained an outside accounting firm to assist in the process. The Company’s Board of Directors also directed the Audit Committee of the Board to explore the facts and circumstances giving rise to the accounting restatement as well as to evaluate the Company’s accounting practices, policies and procedures. The Audit Committee engaged the law firm of Foley & Lardner to assist them in their investigation. The Audit Committee investigation was completed in October 2003.

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

On May 6, 2003, NASDAQ halted trading of the Company’s common stock. On June 13, 2003, the Company received a NASDAQ Staff Determination stating that our common stock was subject to delisting from The NASDAQ SmallCap Market due to the NASDAQ Staff’s inability to assess the Company’s current financial position and the Company’s ability to sustain compliance with NASDAQ’s continued listing requirements. The Company appealed the NASDAQ Staff’s determination to delist the Company’s securities to a Listing

Qualifications Hearings Panel (the “Panel”). The Panel decided to delist the Company’s securities from The NASDAQ SmallCap Market on September 2, 2003. The Company appealed the Panel’s decision and on March 15, 2004, the Panel decided to not re-list the Company’s common stock on The NASDAQ SmallCap Market. The Company has appealed the Panel’s decision and is exploring other listing or quotation options. The Company’s common stock has been trading on what is commonly called the “Pink Sheets” since September 2, 2003.

The Company filed amended Form 10-Q’s for the quarters ended June 30, September 30, and December 31, 2002 with the Securities and Exchange Commission on November 3, 2003.

Website Access to SEC Reports

The Company’s Internet website can be found at www.euniverse.com (www.intermixmedia.com after our name change is official). Information contained on the Company’s Internet website is not part of this report. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the Section 16 filings of its officers, directors, and stockholders beneficially owning 10% or more of the Company’s common stock are available on the Company’s website, free of charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s Internet website at www.sec.gov.

Risk Factors

NASDAQ delisted our common stock and there is no guarantee of relisting or a suitable alternative.

On May 6, 2003, in response to the announcement of our intent to restate our quarterly financial statements for fiscal year 2003, NASDAQ halted trading in our common stock due to our inability to provide the market place with sufficient current financial information. On June 13, 2003, we received a NASDAQ Staff Determination stating that our common stock was subject to delisting from The NASDAQ SmallCap Market due to the NASDAQ Staff’s inability to assess the Company’s current financial position and its ability to sustain compliance with NASDAQ’s continued listing requirements. On July 2, 2003, we received notice of an additional listing deficiency from NASDAQ indicating that the Company was not in compliance with the filing requirements for continued listing due to our failure to timely file our Annual Report on Form 10-K. On July 31, 2003, in a hearing before the Panel, we presented our plan for providing current financial information about the Company to the marketplace and complying with NASDAQ filing requirements. On August 15, 2003, the Company filed a Report on Form 12b-25 with the Securities and Exchange Commission as a result of its failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. On August 22, 2003, we filed our Annual Report on Form 10-K. The Panel delisted the Company’s securities from The NASDAQ SmallCap Market on September 2, 2003. The Company’s common stock has been trading on what is commonly referred to as the “Pink Sheets” since September 2, 2003.

The Company appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council (the “Listing Council”) and on December 2, 2003, the Listing Council rendered a decision on the Company’s appeal. The Listing Council noted that the Company was now current in its public filing requirements and that events occurring subsequent to the Panel’s August 28, 2003 decision may address the public interest concerns. The Listing Council instructed the Panel to determine whether public interest concerns continue to exist and to determine if there are any other deficiencies under NASDAQ’s continued listing standards. The Panel conducted their investigation and on March 15, 2004 rendered their decision. The Panel acknowledged the conclusion of the NASDAQ Staff that no public interest concerns currently exist related to the accounting and internal control issues addressed in the Audit Committee’s investigation report. Nevertheless, citing the Company’s failure to comply with requirements for listing, both while previously listed and subsequently in connection with the Company’s financing transactions, the Panel determined that re-listing of the Company’s securities at this time would not be in the best interests of the investing public or NASDAQ. The Company has appealed the Panel’s decision to the Listing Council and is evaluating other options for an exchange or quotation system listing of the Company’s stock. We cannot predict whether or not the Listing Council will be inclined to modify or reverse the Panel’s decision or what other listing options may become available to the Company.

NASDAQ has various quantitative listing requirements for a company to remain listed on The NASDAQ SmallCap Market. We were in compliance with these quantitative listing requirements as of March 31, 2004. The initial listing requirements for a company to be admitted to The NASDAQ SmallCap Market are much higher. We were not in compliance with the initial listing requirements as of March 31, 2004. There can be no assurance that the Listing Counsel will apply the continued listing requirements rather than the initial listing requirements when considering our most recent appeal of the Panel’s decision. In addition, there can be no assurance that if we are relisted that we will remain in compliance with the continued listing requirements in the future.

If we do not resume trading on The NASDAQ SmallCap Market or another exchange or quotation system, trading in our common stock could be conducted in the over-the-counter market on the OTC Bulletin Board, or where it is currently traded in what is commonly referred to as the “Pink Sheets.” Continued trading in the over-the-counter market or the “Pink Sheets” could further damage our general business reputation and could impair our ability to raise funds. This could further adversely affect our stock price and limit our ability to grow our business. Furthermore, if our shares continue to be traded on the over-the-counter bulletin board or the “Pink Sheets,” their value could be negatively affected because stocks which trade on the over-the-counter bulletin board or the “Pink Sheets” tend to be less liquid and trade with larger variations between the bid and ask price than, for example, stocks on The NASDAQ SmallCap Market.

Litigation and regulatory proceedings regarding the restatement of our financial statements could seriously harm our business.

As previously reported, on October 14, 2003, the purported stockholder class action lawsuits previously filed against the Company and several current and former Company officers and/or employees in the United States District Court for the Central District of California were consolidated into one action and lead counsel and plaintiff were appointed (the “Securities Litigation”). The Securities Litigation arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes allegations of, among other things, intentionally false and misleading statements regarding the Company’s business prospects, financial condition and performance. On December 17, 2003, plaintiffs in the Securities Litigation filed their amended and consolidated class action complaint reiterating those allegations and also naming the Company’s former auditor as an additional defendant. The Company and other defendants have filed motions to dismiss the lawsuit for, among other things, the failure of the complaint to state a valid claim for violation of securities laws. A decision on the motions is still pending.

Also as previously reported, two purported stockholder derivative actions, which are substantially similar, are pending against various current and former Company directors, officers, and/or employees. One of the actions is pending in the United States District Court for the Central District of California and the other, formerly two actions which have been consolidated, is pending in the Superior Court of California for the County of Los Angeles (collectively, the “Derivative Litigation”). The Derivative Litigation similarly arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes claims of breach of fiduciary duty in connection with the restatement and in connection with allegedly improper insider sales of Company stock by one officer and one former Company employee. On January 12, 2004, the Company filed a motion to dismiss plaintiffs’ consolidated derivative complaint in the State Court derivative action on the grounds, among others, that plaintiffs have not pled, and will not be able to plead, facts sufficient to demonstrate that demand on the Company’s Board of Directors would have been futile. On April 27, 2004, the Company’s motion, as well as those filed by the individual defendants in the case, were sustained in there entirety and plaintiffs were given leave to amend their complaint with respect to all but one claim. On May 27, 2004, plaintiffs filed an amended consolidated derivative complaint which essentially replicated the allegations made in the Securities Litigation. Discovery in the action remains stayed. The Federal Court derivative action has been stayed pending the outcome of the hearing on defendants’ motions challenging the complaint in the Securities Litigation.

The Company intends to vigorously defend itself in the Securities Litigation and to address the Derivative Litigation as appropriate. Defending against existing and potential securities and class action litigation relating to the fiscal year 2003 accounting restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses were ultimately unsuccessful, or if the Company was unable to achieve a favorable settlement, the Company could be liable for large damage awards that could seriously harm its business and results of operations. While one of the Company’s insurance carriers has agreed that certain claims made in the lawsuits are covered by a directors and officers’ insurance policy, such coverage is subject to the limits and other terms and conditions of the policy. The Company cannot predict how much of the ongoing litigation costs or any eventual settlement or judgment, if any, will be reimbursed by the insurance carrier.

In addition, the SEC has commenced an informal inquiry regarding the circumstances leading up to the accounting restatement. Responding to any such review could require significant diversion of management’s attention and resources in the future. For example, if the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we are unsuccessful in defending against this or other investigations or proceedings, we may face penalties or fines that could seriously harm our business and results of operations.

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

In response to the Company’s announcement that it intended to restate its quarterly financial statements for fiscal year 2003, both management and the Audit Committee of the Board of Directors undertook a review of the Company’s accounting records, policies, practices and procedures. During the course of this review, and during the course of the audit of the Company’s financial statements for the year ended March 31, 2003, various deficiencies in the Company’s internal controls were identified. As described in Item 9A. Controls and Procedures, we have taken a number of steps to improve our internal controls and procedures. Additionally, management is undertaking a number of initiatives to further enhance our internal controls and procedures. However, we can provide no assurance that these actions or any other actions we may take will be successful. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. A failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

We are controlled by our management, preferred stockholders, large common stockholders and members of our Board of Directors whose interests may differ from those of other stockholders.

As of March 31, 2004, our executive officers, common and preferred stockholders holding a 5% or greater beneficial ownership in our securities and members of our Board of Directors beneficially own approximately 62% of our common stock on an as-converted basis, excluding vested stock options and warrants to purchase common stock. As a result, our executive officers, our large common and preferred stockholders, and our directors would be able to influence the outcome of matters requiring a stockholder vote, including the election of directors, the issuance of new securities and the approval of significant transactions, thereby controlling our affairs and our management. The interests of our executive officers, our large common and preferred stockholders, and our directors may conflict with the interests of our other stockholders and may delay, defer or prevent a change in control of our Company, or make some transactions more difficult or impossible. Examples of potentially conflicting transactions include the issuance of additional preferred securities, proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price of our common stock.

We may issue securities with rights superior to those of our common stock, which could materially limit the ownership rights of existing stockholders.

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

We may issue additional preferred stock at such time or times and for such consideration as the Board of Directors may determine. Each series is required to be so designated as to distinguish the shares thereof from the shares of all other series. The Board of Directors is expressly authorized, subject to the limitations prescribed by law and the provisions of our Certificate of Incorporation, to provide for the issuance of all or any shares of preferred stock, in one or more series, each with such designations, preferences, voting powers, relative, participating, optional or other special rights and privileges and such qualifications, limitations or restrictions thereof as are determined by the Board of Directors.

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

As of March 31, 2004, we had 7,844,000 outstanding stock options and 258,000 outstanding warrants to purchase our common stock.

As of March 31, 2004, we had 194,000 shares of our Series A preferred stock outstanding. The Series A preferred stock may be converted into our common stock at the then-applicable conversion rate. The Series A preferred stock has a $3.60 per share liquidation preference which increases at the rate of 6% per annum. Each share of Series A preferred stock may be converted to common stock at a rate of one share of common stock for each $3.60 of liquidation preference. The liquidation preference was $4.67 as of March 31, 2004. Because of the 6% accretion factor, each share of Series A preferred stock will be converted into greater than one share of common stock. Prior to any conversion, the conversion price is also adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, issuance of additional equity securities (other than those reserved as employee shares pursuant to any employee stock option plan) at a purchase price less than the then-current conversion price.

As of March 31, 2004, we had 1,923,000 shares of our Series B preferred stock outstanding. The Series B preferred stock may be converted into our common stock at the then applicable conversion rate. The Series B preferred stock has a $2.60 per share liquidation preference. Each share of Series B may be converted to common stock at an initial rate of one share of common stock for each $2.60 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event. The conversion price per share of Series B may be adjusted downward if we issue additional equity securities other than certain excluded stock, without consideration or for consideration per share less than the then-current conversion price.

On October 31, 2003, the Company sold 5,333,000 shares of a new series of convertible preferred stock to VantagePoint. The Series C preferred stockholders are paid an 8% annual dividend in additional Series C preferred stock for one year and on December 31, 2003 and March 31, 2004, we issued an aggregate of 177,000 additional shares as dividends. The Series C preferred stock also has a $1.50 per share liquidation preference and the conversion price is also adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, issuance of additional equity securities (other than those reserved as employee shares).

The issuance of common stock upon the exercise of our outstanding options and warrants, or the conversion of the Series A, Series B, Series C or any newly issued series of preferred stock, will cause dilution to existing stockholders and could adversely affect the market price of our common stock. The Series C preferred stock issued in October 2003 and the 1,643,000 shares of common stock issued in November 2003 are unregistered and these stockholders have registration rights. If the registration rights are exercised and the stock is re-sold in the market, the market price of our common stock could be adversely affected.

We may not recoup non-refundable advances made to Sharman Networks, Ltd.

In November 2003, a newly formed Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide an aggregate $2.3 million of non-refundable cash advances to Sharman Networks at various dates and additional monthly cash advances for at least one year that are recoupable against a sharing of revenues. The Company also issued 500,000 shares of eUniverse common stock to Sharman Networks. Sharman Networks agreed to bundle two of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks also agreed to include channel links on the Kazaa Media Desktop to content provided by the Company. The Kazaa Media Desktop is a peer-to-peer file sharing application. In the fourth quarter of fiscal year 2004, we concluded that the cash advance under the content channel link agreement would not be recouped against a sharing of the revenues and we expensed $475,000 of the cash advance. If the revenue earned from the two download applications does not meet Company expectations, the advances to Sharman Networks will not be recouped. In addition, if Sharman Networks fails to continue to bundle the application or host the content for any reason, the advances to Sharman Networks may also not be recouped. Any unrecouped advances and the unamortized value of the Company common stock issued to Sharman Networks, if any, will be expensed. The balance of unrecouped cash advances and the unamortized value of Company common stock was $1,787,000 at March 31, 2004.

The utilization of our net operating losses to offset future taxable income could be limited if stockholders acquire large positions in our common stock.

The utilization of net operating losses is subject to annual limitations if a change in ownership by 5% or more stockholders within a three-year period that aggregates 50 percentage points or more occurs. The Company’s sales of preferred stock to VantagePoint and 550 Digital Media Ventures and the purchase by VantagePoint from 550 Digital Media Ventures of Company common and preferred stock occurred within a three-year period. Other stockholders have also acquired more than 5% of our common stock in the same three-year period. If the aggregate change in ownership by these stockholders exceeds 50 percentage points, the utilization of our net operating losses would be limited. If we were to have future taxable income, our net operating losses might not be available to offset the taxable income and we could have to pay income taxes.

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

We have a concentration of our business in certain products and vendors, and in one customer.

Revenues from the sale of Dream Shape and Hydroderm products were approximately 15% and 24%, respectively of fiscal year 2004 product marketing segment revenues. Most of the products we sold in fiscal year 2004 were purchased from among five vendors. In addition, revenues from Overture Services, Inc. were approximately 12% of fiscal year 2004 network segment revenues. These concentrations of our business in certain products, vendors and in one customer create the risk of adverse financial impact if we are not able to continue to sell these products, source these products from our current vendors or continue to use Overture Services, Inc. in our download application business. We believe that we can mitigate the financial impact of the loss of a key vendor by sourcing an alternative vendor, but we cannot predict the timing of locating and qualifying the alternative vendor, or the pricing and terms that the alternative vendor might offer. In addition, we can mitigate the financial impact of the loss of Overture Services, Inc. as a customer by using an alternative customer for our download application business, but we cannot predict the pricing and terms that the alternative customer might offer.

Some of our sponsorship arrangements may not generate anticipated revenues.

Advertising revenues are partly generated by sponsored services and placements by third parties in our online media properties. We receive sponsorship fees or a portion of transaction revenues in return for advertising impressions to be provided by us. Consequently, we are exposed to potential financial risks if sponsors do not renew the arrangement or do so at a lower rate, the shared revenue is lower than expected, fees are adjusted to reflect performance or we are obligated to provide additional services to supplement lower than anticipated performance. Additionally, any material reduction of our user base may effect these sponsorship arrangements and adversely effect revenues.

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

A significant portion of our future growth and profitability may depend in part upon our ability to identify companies that are suitable acquisition candidates, to acquire those companies upon acceptable terms, and to effectively integrate and expand their operations within our infrastructure. We may not be able to identify additional candidates that are suitable for acquisition or to consummate desired acquisitions on favorable terms. Acquisitions involve a number of special risks including the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on our operating results, and the potential inability to integrate financial and management reporting systems. A significant portion of our capital resources could be used for these acquisitions. Accordingly, we may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to us, if at all. Moreover, we may not be able to successfully integrate an acquired business into our business or to operate an acquired business profitably. It could have a material adverse effect on our business if we are not able to identify appropriate acquisition candidates or integrate and expand the operations of acquired companies without excessive costs, delays or other adverse developments.

If we do not effectively manage our growth, our business will be harmed.

Even after giving effect to our fiscal year 2004 reduction in headcount, the scope of our operations and our workforce has expanded significantly over the past three years. This growth requires significant time and resources of senior management, and may distract from other business initiatives. If we are unable to effectively manage this growth, then our earnings could be adversely affected. In addition, we rely on the effectiveness of our financial reporting and data systems, which have become increasingly complex due to rapid expansion and diversification. Management of our business is dependent on the information from these systems, and if we do not adapt to the rapid changes in the business, then our business could be adversely effected.

Our previous acquisitions and any future acquisitions may require us to incur significant charges for goodwill and other intangible assets.

We are required to review our intangible assets for impairment when events or changes in conditions may prevent the Company from recovering the carrying value. Furthermore, goodwill is required to be tested for impairment at least once per year. If our stock price and market capitalization decline, we may be required to record a material charge to earnings in our financial statements during the period in which we analyze our intangible assets for impairment. Furthermore, future cash flows associated with our various advertising segment properties may decline due to changes in market conditions or technology, thereby requiring an impairment assessment of the property’s goodwill and other intangible assets. For example, revenues in our ResponseBase business unit declined significantly in the third quarter of fiscal year 2004 compared to the same period last year. This decline in revenues required us to test for goodwill and other intangible asset impairment and resulted in a $1.2 million impairment charge in the third quarter of fiscal year 2004.

If we are unable to protect our trademarks and other proprietary rights, our reputation and brand could be impaired, and we could lose customers.

We regard our trademarks, trade secrets and similar intellectual property as valuable to our business, and rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, partners and others to protect our proprietary rights. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation or infringement of our proprietary property. We have some of our trademarks or service marks registered with the United States Patent and Trademark Office, and we are currently applying for registration of a number of other trademarks and service marks. Completion of our applications for these trademarks and service marks may not be successful.

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

Due to the nature of our business, our future operating results may fluctuate. If we are unable to meet the expectations of investors and public market analysts, the market price of our common stock may decrease. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by a variety of factors, many of which are outside our control. Factors that may affect our operating results include:

•	our ability to increase our current level of e-commerce merchandise sales;

•	our ability to purchase online advertising at competitive rates to attract new e-commerce customers;

•	our reliance on three principal suppliers of e-commerce merchandise sales for our Performance Marketing Group;

•	our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction;

•	the announcement or introduction of new or enhanced content, websites, products and services, and strategic partnerships by us and our competitors;

•	seasonality of products revenue, which is still material to our overall revenue mix;

•	the level of use of the Internet and increasing consumer acceptance of the Internet for entertainment and the purchase of consumer products, services and activity based offerings;

•	our ability to upgrade and develop our systems and infrastructure in a timely and effective manner; and,

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic partnerships, and general economic conditions and economic conditions specific to the Internet.

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

Our revenues are dependant on the future of the Internet. Our future results and growth may not be realized and our business could suffer if the use of the Internet does not continue to increase. Internet usage may be inhibited for a number of reasons, including:

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

We could be sued for information retrieved from the Internet. Because material may be downloaded from websites and may be subsequently distributed to others, there is a potential that claims could be made against us under legal theories, such as defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of the material. These claims have been brought against online companies in the past. In addition, we could be exposed to liability for material that may be accessible through its products, services and websites, including claims asserting that, by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through the websites. Although we carry general liability insurance, our insurance may not cover potential claims of this type, or the level of coverage may not be adequate to fully protect us against all liability that may be imposed. Any costs or imposition of liability or legal defense expenses that are not covered by insurance or in excess of insurance coverage could reduce our working capital and have a material adverse effect on its business, results of operations and financial condition. Also, the legal effectiveness of our terms and conditions of use is uncertain.

We may become subject to government regulation and legal uncertainties that could reduce demand for our products and services or increase the cost of doing business.

Government regulation and legal uncertainties could increase our costs and risks of doing business on the Internet. There are currently few laws or regulations that specifically regulate commerce on the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel, taxation and personal privacy are applicable to the Internet. The application of existing laws, or the adoption of new laws and regulations in the future, that address issues such as user privacy, pricing, taxation and the characteristics and quality of products and services, could create uncertainty in the Internet marketplace. Such uncertainty could reduce demand for our products and services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

In December 2003, the President signed a new law that has impacted the way certain commercial E-mails are sent over the Internet. The new law went into effect January 1, 2004 and supercedes the future enforcement of most state commercial E-mail laws, including the recently enacted California commercial E-mail law. The new law prohibits E-mails that have misleading headers (the digital path to the recipient) and other practices that disguise the origin or path of the E-mail, false or misleading sender information and deceptive subject lines. The new law requires commercial E-mail’s to clearly identify the E-mail as an advertisement or solicitation, and contain a method for the recipient to opt-out of future mailings and the sender must honor the opt-out decision. The new law also calls on the Federal Trade Commission to create a do-not-E-mail registry similar to the do-not-call registry. Penalties for failure to comply with the new law include significant fines, forfeiture of property and imprisonment. This law and other laws or regulations that impact E-mail advertising could harm our business.

If the delivery of Internet advertising on the Web, or the delivery of our E-mail messages, are limited or blocked, demand for our products and services may decline.

Our business may be adversely affected by the adoption by computer users of technologies that impact access to our products and services. For example, computer users may use software designed to filter or prevent the delivery of Internet advertising or deploy Internet browsers set to block the use of cookies. Microsoft Corporation has announced plans to add pop-up blocking features to Internet Explorer in 2004. In addition,

Internet service providers have recently introduced anti-pop-up tools or agreed not to sell pop-ups to third parties. The number of computer users who employ these or other similar technologies may increase, thereby diminishing the efficacy of our products and services. In the case that one or more of these technologies becomes widely adopted by computer users, demand for our products and services would decline.

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

Item 2.    Properties

We lease approximately 42,200 square feet of office space in two facilities in Los Angeles, California. The lease for one Los Angeles office expires in February 2006 and has a current monthly rental rate of approximately $62,800. The lease for the other Los Angeles office expires in December 2004 and has a current monthly rental rate of approximately $20,300. The Company also leases approximately 13,500 square feet of warehouse space for inventory and order fulfillment in Los Angeles, California. This lease expires in October 2004 and has a current monthly rental rate of approximately $10,200.

The Company leases approximately 5,000 square feet of office space for a call center in Montclair, California. This lease expires in July 2004 and has a current monthly rental rate of approximately $5,100. The Company also leases approximately 2,000 square feet of office space for our Cases Ladder subsidiary in Mount Vernon, Washington. The lease expires in January 2005 and has a current monthly rental rate of approximately $2,000.

Management believes that the current facilities are adequate to accommodate the needs of the business, and that suitable additional space is available, if needed, to accommodate growth in operations.

Item 3.    Legal Proceedings

See Note 7—Commitments and Contingencies of Notes to Consolidated Financial Statements (Item 8) for information on legal proceedings.

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

Proposal 2.    To approve the issuance of a warrant to VantagePoint if we draw down on a $4 million loan commitment and the modification of the terms of an existing note due to VantagePoint, including the preferred stock issuable on exercise or conversion and the conversion of the preferred stock into common stock at the applicable conversion rate:

	For	Against	Abstain
Board of Directors proposal	12,486,317	144,042	7,351,747
Brad Greenspan proposal	19,000	8,444,965	172,834

Proposal 3.    To approve amendments to the Series A and Series B Certificates of Designation:

	For	Against	Abstain
Board of Directors proposal	18,266,767	145,223	1,570,116

Proposal 4.    To ratify the appointment of Moss Adams LLP as the Company’s independent auditors for fiscal year 2004:

	For	Against	Abstain
Board of Directors proposal	18,426,835	15,373	1,539,898

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 31, 2004, there were 28,819,000 shares of the Company’s common stock outstanding, which were held by approximately 3,400 stockholders.

From April 20, 2000 to July 14, 2003, our common stock was listed on The NASDAQ Small Cap Market under the symbol EUNI. From July 15, 2003 to September 2, 2003 our common stock was listed under the symbol EUNIE due to the failure to timely file our fiscal year 2003 Annual Report on Form 10-K. On May 6, 2003, NASDAQ halted trading in our common stock and on September 2, 2003 NASDAQ delisted our stock. Since September 2, 2003, trading in our common stock has been quoted on the Pink Sheets under the symbol EUNI.PK. On March 31, 2004, the closing bid price per share of our common stock was $2.20. Pink Sheet quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

The following table sets forth the range of low and high bid quotations for our common stock based on published financial sources:

Quarter Ending	Low	High
March 31, 2004	$1.52	$2.75
December 31, 2003	1.60	2.65
September 30, 2003	1.51	2.26
June 30, 2003	3.40	6.01
March 31, 2003	4.23	7.30
December 31, 2002	2.07	6.23
September 30, 2002	2.67	6.15
June 30, 2002	3.79	6.78

Dividends

We have not paid cash dividends and have no intention to pay cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings, if any, to finance future growth.

Equity Compensation Plan Information

Information in the Proxy Statement regarding our equity compensation plans under the caption “Security Ownership of Certain Beneficial Owners and Management” for the 2004 annual meeting of stockholders to be held on August 31, 2004 (“Proxy Statement”) is incorporated herein by reference.

Recent Sales of Unregistered Securities

On April 2, 2003, the Company issued 1,152 shares of common stock in a net issuance exercise of a warrant to purchase 1,875 shares of Company common stock at an exercise price of $2.00 per share originally issued to a Series A preferred stockholder on March 26, 2001.

On April 2, 2003, the Company issued 5,382 shares of common stock in a net issuance exercise of warrants to purchase 8,125 shares of Company common stock at an exercise price of $1.75 per share originally issued to Series A preferred stockholders on October 22, 2001.

On April 8, 2003, the Company issued 9,604 shares of common stock in a net issuance exercise of warrants to purchase 15,625 shares of Company common stock at an exercise price of $2.00 per share originally issued to Series A preferred stockholders on March 26, 2001.

On April 17, 2003, the Company issued 11,934 shares of common stock in a net issuance exercise of a warrant to purchase 18,750 shares of Company common stock at an exercise price of $2.00 per share originally issued to a Series A preferred stockholder on April 16, 2001.

On April 21, 2003, the Company issued 1,729 shares of common stock in a net issuance exercise of a warrant to purchase 2,813 shares of Company common stock at an exercise price of $2.00 per share originally issued to a Series A preferred stockholder on March 27, 2001.

On May 2, 2003, the Company issued 112,492 shares of common stock in a net issuance exercise of warrants to purchase 185,000 shares of Company common stock at an exercise price of $2.10 per share originally issued to a consultant on January 2, 2001.

On October 31, 2003, the Company sold 5,333,000 shares Series C convertible preferred stock to VantagePoint for $8 million. The Series C preferred stockholders are paid an 8% annual dividend in additional Series C preferred stock for one year and on December 31, 2003 and March 31, 2004, we issued an aggregate of 177,000 additional shares as dividends. The Company has given demand registration rights to VantagePoint for this unregistered preferred stock.

On November 13, 2003, as partial consideration for the application download and content distribution agreements with Sharman Networks, Ltd., the Company issued Sharman Networks 500,000 shares of Company common stock valued at $975,000. The Company has given piggy back registration rights to Sharman Networks for this unregistered common stock.

On November 18, 2003, the Company sold 1,643,000 shares of common stock to existing and new stockholders for $1.50 per share generating approximately $2.4 million of proceeds. The Company has given piggy back registration rights to the holders of this unregistered common stock.

On January 15, 2004, the Company issued a one year warrant to purchase 150,000 shares of common stock at an exercise price of $1.87 per share to a former consultant. The warrant was issued in settlement of amounts due for services provided by the consultant.

The issuances of securities were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering. No underwriters were engaged in connection with the issuances of securities. These transactions were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary to evaluate the investment and who represented to the Company that the securities were being acquired for investment.

Issuer Purchases of Equity Securities

On October 14, 2003, the Registrant accepted 26,704 shares of common stock at $2.39 per share from the Company’s Chairman and Chief Executive Officer and the Company’s President in connection with agreements to repay bonuses paid in fiscal year 2003. The Registrant did not repurchase any other equity securities in fiscal year 2004.

Item 6.    Selected Financial Data

The following selected financial data are derived from our audited financial statements for fiscal years 2000 to 2004. The historical results are not necessarily indicative of results to be expected for any future period. The data below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the related notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Prior year operating expense information was reclassified to conform to the current period presentation.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended March 31,
	2004	2003	2002	2001	2000
Revenues	$57,318	$65,742	$33,196	$15,668	$1,842
Cost of revenues	13,766	17,264	5,837	—	154

Gross profit	43,552	48,478	27,359	15,668	1,688

Operating expenses:
Marketing and sales	24,646	24,563	6,364	9,532	1,441
Product development	6,854	8,342	3,618	2,321	1,140
General and administrative	17,179	14,510	10,733	6,288	5,709
Restatement professional fees	4,771	—	—	—	—
Amortization of other intangible assets	1,291	1,141	508	3,521	17
Impairment of goodwill and other intangible assets	1,200	130	—	14,474	—

Total operating expenses	55,941	48,686	21,223	36,136	8,307

Operating income (loss)	(12,389)	(208)	6,136	(20,468)	(6,619)
Interest expense, net	(478)	(590)	(525)	(6,333)	61
Cancellation of stock options	—	(452)	—	—	—
Gain on debt extinguished	—	1,266	—	—	—
Other gains and (losses)	—	365	(231)	(321)	4

Income (loss) from continuing operations before income taxes	(12,867)	381	5,380	(27,122)	(6,554)
Income taxes	(20)	(63)	—	—	—

Income (loss) from continuing operations	(12,887)	318	5,380	(27,122)	(6,554)
Income (loss) from discontinued operations	(252)	235	285	(13,917)	(4,514)

Net income (loss)	(13,139)	553	5,665	(41,039)	(11,068)
Preferred stock dividends and liquidation preference	(329)	(77)	(205)	—	—

Income (loss) to common stockholders	$(13,468)	$476	$5,460	$(41,039)	$(11,068)

Income (loss) per common share:
Continuing operations	$(0.48)	$0.01	$0.25	$(1.50)	$(0.42)
Discontinued operations	(0.01)	0.01	0.01	(0.77)	(0.29)

Basic income (loss) per common share	$(0.49)	$0.02	$0.26	$(2.27)	$(0.71)

Diluted income (loss) per common share	$(0.49)	$0.02	$0.22	$(2.27)	$(0.71)

Balance Sheet Data

(In thousands)

	March 31,
	2004	2003	2002	2001	2000
Cash and cash equivalents	$6,245	$4,663	$8,008	$219	$2,323
Working capital (deficit)	782	1,590	4,196	(6,569)	(787)
Total assets	37,887	39,929	34,578	11,879	37,778
Long term debt and capital lease obligations	33	2,727	3,028	3,041	—
Stockholders’ equity (deficit)	21,750	23,436	20,676	(1,558)	30,739

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

In December 2003, Brad Greenspan resigned as a director and sued the Company and the Board of Directors in the Chancery Court of Delaware. In January 2004, Mr. Greenspan dropped all of his claims. In addition, in January 2004 Mr. Greenspan proposed a slate of director nominees in opposition to the incumbent director nominees proposed by the Board of Directors. At the January 29, 2004 stockholder’s meeting, the incumbent director nominees were re-elected by the Company’s stockholders. One other matter related to the VantagePoint Series C preferred stock sale proposed by the Board of Directors and opposed by Mr. Greenspan was also approved by the Company’s stockholders at the January 29, 2004 stockholder’s meeting. The Company and Mr. Greenspan have each sued each other regarding matters related to the January 29, 2004 stockholder’s meeting. On May 3, 2004, both the Company and Mr. Greenspan dismissed their lawsuits, without prejudice, in order to avoid proceeding with the litigation until the parties had the opportunity to pursue an out of court resolution of the issues. In the event no resolution is reached, the Company and Mr. Greenspan are free to reinstate their lawsuits and pursue their respective claims.

On February 23, 2004, the Board of Directors appointed our new Chief Executive Officer, Richard Rosenblatt. We entered into an employment agreement with Mr. Rosenblatt. Mr. Rosenblatt was also appointed to the Board of Directors on February 23, 2004.

On May 31, 2004, Bradley Ward resigned from the Board of Directors and on June 1, 2004, James Quandt was appointed to the Board of Directors.

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

Goodwill and other intangible assets impairment

Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually, and whenever events or circumstances suggest that the carrying value may not be recoverable. Intangible assets with definite useful lives are tested for impairment whenever events or circumstances suggest that the carrying value may not be recoverable. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends.

Our principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by expected future cash flows. An impairment loss would be reported to the extent that the carrying value of the assets exceeds the fair value as determined by discounted future cash flows.

In the third quarter of fiscal year 2004, the ResponseBase business unit’s revenues declined $7.1 million compared to the same period last year. We recorded a $1.2 million impairment charge in the third quarter of fiscal year 2004 due to the significant reduction in ResponseBase’s revenues. We performed our annual goodwill and other intangible assets with indefinite useful lives impairment evaluation during the fourth quarter of fiscal year 2004. No other indicators of impairment, other than the ResponseBase impairment that was recorded in the third quarter of fiscal year 2004, were identified in the fourth quarter of fiscal year 2004.

Revenue recognition

Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or the product is shipped and collectability of the resulting receivable is reasonably assured.

We recognize revenue on shipment of products or provision of services. Revenue includes shipping and handling charges. Product warehousing and fulfillment is handled internally or is outsourced to independent third-parties.

Revenues for subscriptions and memberships to our Internet websites are recognized ratably as earned over the term of the subscription or membership. Upon commencement of the subscription or membership, we record deferred revenue for the fee charged. This deferred revenue is then recognized ratably over the period of the arrangement. Service revenue also includes fees from the sale of non-refundable dating credits, which are recognized in the period the consumer uses the dating credit.

Advertising revenue is earned from the sale of banner and button advertisements, pop-up and other Web-based advertising, and sponsorships of E-mail newsletters or parts of our websites. We recognize revenue from the sale of our banner and button advertisements, pop-up and other Web-based advertising in the period delivered. The arrangements are evidenced either by an insertion order or contract that stipulates the types of advertising to be delivered and pricing. Under certain arrangements, we charge fees to merchants based on the number of users who click on an advertisement or text link to visit websites of our merchant partners, which we refer to as a “click-through”. Click-through arrangements are evidenced by a contract that stipulates the click-through fee. The fee becomes fixed and determinable upon delivery of the click-through and these revenues are recognized in the period in which the click-through is delivered to the merchant. Revenues relating to E-mail newsletters are derived from delivering advertisements to E-mail lists for advertisers and websites. Agreements are primarily short-term and revenues are recognized as services are delivered provided that we have no significant remaining obligations. In certain arrangements, we sell banner advertising, click-through programs, and E-mail newsletter or website sponsorships to customers as part of a bundled arrangement. For these arrangements, we allocate revenue to each deliverable based on the relative fair value of each deliverable. Revenue is recognized in these arrangements as we deliver on our obligation.

We occasionally purchase a product or service from a vendor and at the same time we sell advertising or other services to the vendor. These barter transactions are recorded at the lower of the estimated fair value of the advertisements received or the estimated fair value of the advertisements given, with the difference recorded as an advance or prepaid expense. The related advertising expense is recorded in cost of revenues.

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

Reserve for excess and obsolete inventory

The quantities of inventory on hand and their values are reviewed periodically for potentially excess and obsolete product or pricing. Consequently, we maintain an allowance for excess and obsolete inventory to reduce cost to estimated realizable value. A considerable amount of judgment is required when we assess the realization of inventory, including assessing the probability of sale and the current market demand for each product. If actual market conditions for our products differ from those projected by management, and our estimates prove to be inaccurate, additional write downs or adjustments to cost of revenues may be required.

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

Reserve for deferred tax assets

The Company accounts for income taxes in accordance with the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not assured, we establish a valuation allowance. When this allowance is established, or increases or decreases in the future, we increase or decrease our income tax expense. If our estimate of the likelihood of future taxable income proves to be incorrect, adjustments to income tax expense could be required. At March 31, 2004, we fully reserved our deferred tax assets since we believe that realization is not reasonably assured.

Results of Operations

The following table sets forth consolidated statement of operations data expressed as a percentage of revenues:

	Years Ended March 31,
	2004	2003	2002
Revenues:
Product marketing	50.8%	52.9%	25.9%
Network	49.2	47.1	74.1

	100.0	100.0	100.0

Cost of revenues:
Product marketing	19.1	25.4	17.6
Network	4.9	0.8	—

	24.0	26.2	17.6

Operating expenses:
Marketing and sales	43.0	37.3	19.2
Product development	12.0	12.7	10.9
General and administrative	30.0	22.2	32.3
Restatement professional fees	8.3	—	—
Amortization of other intangible assets	2.2	1.7	1.5
Impairment of goodwill and other intangible assets	2.1	0.2	—

Total operating expenses	97.6	74.1	63.9

Operating income (loss)	(21.6)	(0.3)	18.5
Interest expense, net	(0.8)	(0.9)	(1.6)
Cancellation of stock options	—	(0.7)	—
Gain on debt extinguished	—	1.9	—
Other gains and (losses)	—	0.6	(0.7)

Income (loss) from continuing operations before income taxes	(22.4)	0.6	16.2
Income taxes	—	(0.1)	—

Income (loss) from continuing operations	(22.4)	0.5	16.2
Income (loss) from discontinued operations	(0.5)	0.3	0.9

Net income (loss)	(22.9)%	$0.8%	$17.1%

Revenues

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenues declined 13% to $57.3 million in fiscal year 2004 from $65.7 million in fiscal year 2003. The decline in revenues was attributable to both business segments with the product marketing segment producing $29.1 million in revenues in fiscal year 2004 compared to $34.7 million in fiscal year 2003, and the network segment producing $28.2 million in revenues in fiscal year 2004 compared to $31.0 million in fiscal year 2003.

For fiscal year 2004, product marketing segment revenues decreased by 16% to $29.1 million compared to the same period last year. The Performance Marketing Group business unit produced $6.7 million in increased revenues in fiscal year 2004 compared to fiscal year 2003 due to higher continuity program sales in the current year. ResponseBase product revenues declined by $7.0 million in fiscal year 2004 compared to fiscal year 2003 due to lower seasonal and limited life products in the current year. We also experienced a $6.0 million decline in revenues at our ink cartridge business unit in fiscal year 2004 due to lower spending on the acquisition of new customers.

For fiscal year 2004, network segment revenues decreased by 9% to $28.2 million compared to the same period last year. The decrease in revenues was due to significantly lower commercial E-mail advertising revenues and a greater use of advertising inventory by other business units, partially offset by $3.3 million of additional advertising revenues from application downloads. We also realized $4.0 million of higher revenues at our Skill Jam and Cases Ladder businesses due to a significant increase in the number of customers. ResponseBase advertising revenues were $3.9 million in fiscal years 2004 and 2003.

We occasionally enter into barter or non-cash advertising transactions where we exchange advertising on our websites for similarly valued online advertising or other services. We typically use barter transactions to test prospective media and advertising purchases or sales campaigns with the anticipation of additional advertising business. There was no barter revenue in fiscal year 2004. In fiscal year 2003, the barter revenue was $888,000 or 1.4% of our revenues.

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenues increased $32.5 million to $65.7 million, up from $33.2 million for fiscal year 2002. The revenue growth was primarily attributable to growth in product marketing segment revenues, which produced $34.7 million of revenues for fiscal year 2003 compared to $8.6 million in revenues in fiscal year 2002. Network segment revenues also contributed to the overall growth in revenues, increasing to $31.0 million in fiscal year 2003 from $24.6 million in fiscal year 2002.

For fiscal year 2003, the increase in product marketing segment revenues was attributable to the increase in e-commerce transactions at our Performance Marketing Group business unit, the Company’s acquisition of ResponseBase in September 2002, and increased spending on new customer acquisition by our ink cartridge business. Revenues at these business units increased by $13.7 million, $10.1 million and $1.9 million, respectively. Network segment revenues also increased in fiscal year 2003 due to the Company’s acquisition of ResponseBase in September 2003 and an increase in revenues at our Skill Jam and Cases Ladder business units. Revenues at these business units increased by $3.9 million and $2.0 million, respectively. Network segment revenues were also impacted by an increase in available advertising space from newly launched and acquired websites, but this increase was substantially offset by a significant decrease in commercial e-mail advertising revenue during the fourth quarter of fiscal year 2003 and by the allocation of a greater percentage of available advertising inventory to promote the Company’s own products and services. In fiscal year 2003, the value of barter revenue was $888,000 or 1.4% of our revenues. In fiscal year 2002, the Company had $645,000 of barter revenue which was 1.9% of our revenues.

Cost of Revenues

Fiscal Year 2004 Compared to Fiscal Year 2003

Cost of revenues are primarily associated with the product marketing segment and consist of the cost of products, list rental fees, warehouse and shipping costs, game prizes and credit card fees. The cost of revenues decreased to $13.8 million in fiscal year 2004 from $17.3 million in fiscal year 2003 due to lower revenues. The gross profit margin of the product marketing segment was 62% in fiscal year 2004 compared to 52% last fiscal year. The gross profit margin improvement was due to cost reductions and a greater percentage of revenues by the Performance Marketing Group business unit which has a lower cost of revenues, partially offset by higher product costs by the ink cartridge business unit. Cost of network segment revenues was $2.8 million in fiscal year 2004 compared to $563,000 last year. The $1.5 million increase in cost of revenues at the Skill Jam and Cases Ladder business units was the primary reason for the increase in cost of revenues for the network segment. We expect the gross profit margin for the product marketing segment to be approximately 65% in fiscal year 2005.

Fiscal Year 2003 Compared to Fiscal Year 2002

The cost of revenues increased to $17.3 million in fiscal year 2003 from $5.8 million in fiscal year 2002. The mix of fiscal year 2003 products sold was changed by the September 2002 acquisition of ResponseBase and higher revenues by the Performance Marketing Group business unit. The gross profit margin of the product marketing segment increased to 52% in fiscal year 2003 compared to 32% in fiscal year 2002.

Marketing and Sales

Fiscal Year 2004 Compared to Fiscal Year 2003

Marketing and sales costs consist primarily of fees paid to third parties for media space, bad debts, ad shared-revenue arrangements, promotional and advertising costs, personnel costs, commissions, agency and consulting fees and allocated overhead costs. The Company also has a direct sales force that sells our inventory of advertising to advertisers and advertising agencies.

Marketing and sales costs were $24.6 million in fiscal years 2004 and 2003, but were 43% of revenues for fiscal year 2004 compared to 37% of revenues for fiscal year 2003. Media space costs decreased by $3.9 million and advertising costs decreased by $750,000 in fiscal year 2004 due to the elimination of unprofitable media buys. Salary expense increased by $1.7 million due to additional personnel in fiscal year 2004 and royalty expense increased by $1.1 million in fiscal year 2004 due to higher affiliate revenue sharing arrangements.

We plan to concentrate the efforts of our direct sales, marketing and customer care teams during fiscal year 2005 to increase customer continuity program retention and drive new network revenue growth. The Company’s strategy is to develop a longer-term relationship with its customers and enhance the lifetime value of each relationship. We expect marketing and sales costs will increase in fiscal year 2005 compared to fiscal year 2004, but should decrease to about 37% of revenues.

Fiscal Year 2003 Compared to Fiscal Year 2002

Marketing and sales costs increased to $24.6 million or 37% of revenues for fiscal year 2003 from $6.4 million or 19% of revenues for fiscal year 2002. The $18.2 million increase in fiscal year 2003 was primarily due to a $14.4 million increase in media space costs to market the Company’s products and services. Salary expense also increased by $2.8 million as a result of additional staffing for fiscal year 2003 and bad debt expense increased by $529,000 due to collection issues at one business unit.

Product Development

Fiscal Year 2004 Compared to Fiscal Year 2003

Product development costs consist of payroll and related expenses for developing and maintaining the Company’s websites, developing and maintaining key proprietary technology, and developing proprietary products and services. Product development costs decreased to $6.9 million or 12% of revenues for fiscal year 2004, from $8.3 million or 13% of revenues for fiscal year 2003. The $1.5 million decrease was a result of $2.0 million of lower salaries and consulting services due to a reduction in development capacity in fiscal year 2004, partially offset by higher license fees and other costs. We expect product development costs in fiscal year 2005 will remain about the same as fiscal year 2004.

Fiscal Year 2003 Compared to Fiscal Year 2002

Product development costs increased to $8.3 million or 13% of revenues for fiscal year 2003, from $3.6 million or 11% of revenues for fiscal year 2002. The $4.7 million increase was primarily a result of a $3.3 million increase in salaries and a $958,000 increase in consulting fees due an increase in development capacity to support the expansion in network traffic, website development and product and service development.

General and Administrative

Fiscal Year 2004 Compared to Fiscal Year 2003

General and administrative costs consist of payroll and related costs for executive, finance, legal, human resources and administrative personnel, recruiting and professional fees, internet, rent, depreciation and amortization and other general corporate expenses. General and administrative costs increased to $17.2 million, amounting to 30% of revenues for fiscal year 2004, from $14.5 million or 22% of revenues for fiscal year 2003. Salaries expense decreased $967,000 in fiscal year 2004 compared to fiscal year 2003 due to reduced headcount. In addition, $1.3 million of contested-proxy costs negatively impacted fiscal year 2004, partially offset by the reversal of a $534,000 royalty accrual due to the favorable settlement of an audit and the $200,000 refund of prior year officer bonuses. Depreciation and amortization of property and equipment increased $394,000 in fiscal year 2004 compared to fiscal year 2003 due to fixed asset additions.

As a percent of revenues, general and administrative costs increased to 30% in fiscal year 2004 from 22% in fiscal year 2003 because most general and administrative costs are relatively fixed. For fiscal year 2005, the Company anticipates that general and administrative costs will increase overall, but will be decrease to about 25% of revenues.

Fiscal Year 2003 Compared to Fiscal Year 2002

General and administrative costs increased to $14.5 million or 22% of revenues for fiscal year 2003, from $10.7 million or 32% of revenues for fiscal year 2002. The $3.8 million increase was due primarily to a $1.0 million increase in the number of management, legal and finance personnel, a $779,000 expansion of facilities and a $1.0 million increase in depreciation and amortization expense due to fixed asset additions.

Restatement Professional Fees

We incurred approximately $4.8 million of restatement professional fees in fiscal year 2004. These costs consist of legal expenses, including litigation, regulatory and Audit Committee investigation costs, additional auditing costs and consultants and temporary personnel to assist in the restatement of our financial statements for the first three quarters of fiscal year 2003. These costs are expected to continue, although at a much lower rate into fiscal year 2005. Certain of our litigation costs are now being reimbursed by our insurance carrier. We do not know how long the litigation and regulatory matters will continue or how much each will cost.

Amortization of Other Intangible Assets and Impairment of Goodwill and Other Intangible Assets

In fiscal years 2004 and 2003, amortization of other intangible assets was $1.3 million and $1.1 million, respectively. In fiscal year 2003, we made a change from an indefinite life to a definite life of 7 years for intangible assets associated with the eUniverse Network. We recorded $508,000 of amortization of other intangible assets in fiscal year 2002.

In the third quarter of fiscal year 2004, the ResponseBase division’s revenues declined $7.1 million compared to the same period last year. We recorded a $1.2 million impairment charge in the third quarter of fiscal year 2004 and reduced goodwill by $556,000 and other intangible assets by $644,000 due to the significant reduction in ResponseBase’s revenues. The impairment charge was computed by comparing discounted future cash flows of the ResponseBase business to the book value of the ResponseBased business. In January 2004, we merged the ResponseBase products business into our Performance Marketing Group and we merged the ResponseBase advertising business into our Flowgo business unit. In fiscal year 2003, based on the discounted cash flow method, the Company recognized a $130,000 impairment of other intangible assets related to the websites PokemonVillage.com, JustPigs.com and DustCloud.com. We did not recognize any impairment of goodwill or other intangible assets in fiscal year 2002.

Non-Operating Income (Expense)

In fiscal years 2004, 2003 and 2002, we recorded $478,000, $590,000 and $525,000 of net interest expense on debt obligations and capitalized lease obligations. In fiscal year 2003, we recognized a $1.3 million gain on the extinguishment of debt and $452,000 of cost related to the cancellation of 910,000 stock options. Other gains and (losses) for fiscal years 2003 and 2002 were $365,000 and ($231,000), respectively and consisted of a number of smaller items.

Income Taxes

The Company recorded a $20,000 and $63,000 provision for state income taxes for fiscal years 2004 and 2003, respectively. Federal net operating loss carry forwards were available to offset fiscal year 2003 and 2002 taxable income. State net operating loss carry forwards were available to offset fiscal year 2002 income, but were not available in fiscal year 2003 due to the temporary suspension of net operating loss carry forwards by the State of California.

The Company has net operating losses carried-forward since inception. Our net operating loss carry forwards begin to expire in 2021. Due to uncertainties regarding realization of the deferred tax assets, we provided a full valuation allowance on the net deferred tax assets.

Income (Loss) from Discontinued Operations

In fiscal year 2004, we sold the assets of the Body Dome fitness product line and realized a $225,000 gain on sale. This product line had $6,229,000 in revenues and $6,706,000 in costs and expenses in fiscal year 2004. Prior year operations were not significant.

For fiscal years 2003 and 2002, the income from the discontinued operations was due primarily to the favorable settlement of certain liabilities related to operations discontinued in fiscal year 2001.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was ($7.6) million in fiscal year 2004, $2.5 million in fiscal year 2003 and $7.2 million in fiscal year 2002. The net cash used in operating activities in fiscal year 2004 was primarily due to the loss from operations including the costs associated with the accounting restatement, the cash advances to Sharman Networks and a decrease in current liabilities, partially offset by an impairment charge and non-cash expenses. Net cash provided by operating activities for fiscal year 2003 consisted primarily of net income, non-cash expenses and an increase in current liabilities, partially offset by a non-cash gain on extinguishment of debt and an increase in current assets. Net cash provided by operating activities for fiscal year 2002 consisted primarily of net income and an increase in current liabilities, partially offset by an increase in current assets.

Net cash used in investing activities was $563,000 in fiscal year 2004, $7.4 million in fiscal year 2003 and $3.2 million in fiscal year 2002. Net cash used in investing activities in fiscal year 2004 was due to the purchase of computer equipment, partially offset by the reduction in a certificate of deposit used to secure a capital lease obligation. Net cash used by investing activities in fiscal year 2003 was primarily due to the acquisition of ResponseBase, purchases of computer equipment and intangible assets, and an increase in a certificate of deposit used to secure a capital lease obligation. Net cash used by investing activities in fiscal year 2002 was due to purchases of computer equipment and intangible assets.

Net cash provided by financing activities was $9.8 million in fiscal year 2004, $1.5 million in fiscal year 2003 and $3.8 million in fiscal year 2002. Net cash provided by financing activities in the fiscal year 2004 was due to the proceeds from the $2.0 million loan and $8 million sale of preferred stock to VantagePoint and proceeds from the issuance of common stock, including a $2.4 million common stock sale in November 2003, partially offset by the repayment of capital lease and debt obligations. Net cash provided by financing activities in fiscal year 2003 was primarily due to proceeds from sale and lease back transactions and proceeds from the exercise of stock options, partially offset by the repayment of capital lease and debt obligations. Net cash provided by financing activities in fiscal year 2002 was primarily due to proceeds from the sale of Series B preferred stock to 550 Digital Media Ventures and proceeds from the issuance of debt obligations, partially offset by the repayment of debt obligations.

As of March 31, 2004, we had $6.2 million in cash and cash equivalents and $2.8 million in restricted cash, and $782,000 in working capital. As of March 31, 2003, we had $4.7 million of cash and cash equivalents and $3.3 million in restricted cash, and $1.6 million in working capital. The increase in total cash from March 31, 2003 to March 31, 2004 was due to the $10.3 million sales of common and preferred stock and $2.0 million borrowing under a debt obligation, partially offset by the net loss for the year including the costs related to the accounting restatement, working capital uses and repayment of capital lease and debt obligations.

On October 31, 2003, VantagePoint invested $8 million in our Company by purchasing 5,333,000 shares of a new series of convertible preferred stock, designated Series C convertible preferred stock. VantagePoint will receive an additional 427,000 shares of Series C preferred stock as dividends during the year ended October 31, 2004. The Company allocated 20 million shares of authorized preferred stock for the Series C preferred stock and has reserved shares of common stock for conversion of the Series C preferred stock into common stock. In addition, on July 15, 2003, 550 Digital Media Ventures and VantagePoint entered into an option agreement pursuant to which VantagePoint was entitled to purchase up to 3,050,000 shares of our common stock and 1,750,000 shares of our Series B preferred stock, owned by 550 Digital Media Ventures until January 16, 2004. On October 31, 2003, the option term was extended to April 16, 2004 and VantagePoint partially exercised the option and purchased 454,545 shares of our Series B preferred stock from 550 Digital Media Ventures. On April 16, 2004, VantagePoint exercised the remainder of the option and purchased 3,050,000 shares of our common stock and 1,295,455 shares of our Series B preferred stock from 550 Digital media Ventures. 550 Digital Media Ventures also released the Company from any claims that it may have, other than claims relating to the outstanding $2.4 million convertible secured promissory note held by 550 Digital Media Ventures, including the related security interest, and any current advertising arrangements with the Company. 550 Digital Media Ventures’ rights associated with its common stock and the Series B preferred stock, including registration and voting rights, were transferred to VantagePoint upon exercise of the option and payment of the purchase price. In connection with the transaction, 550 Digital Media Ventures waived its anti-dilution protection, preemptive rights and rights of first refusal. 550 Digital Media Ventures agreed to and voted in favor of VantagePoint’s investment and loan transactions at the Company’s January 29, 2004 stockholder meeting.

As consideration for the 550 Digital Media Ventures common and preferred stock option, 550 Digital Media Ventures sold to VantagePoint a $500,000 convertible promissory note of the Company. In anticipation of the preferred stock investment, on July 15, 2003, VantagePoint loaned $2 million to the Company. VantagePoint and the Company then terminated the $500,000 convertible promissory note and issued to VantagePoint a new $2.5 million convertible promissory note. The $2.5 million note bears interest at 8% and is collateralized by a security interest in all of the Company’s assets. The Company and VantagePoint also agreed that in the event that VantagePoint does not exercise the option within 120 days of its grant, VantagePoint could, within 10 days after the expiration of such 120-day period, transfer the option to the Company in exchange for a warrant to purchase 200,000 shares of the Company’s Series B preferred stock at $2.50 per share expiring three years from the date of issuance. VantagePoint did not transfer the option to the Company within the 120-day period.

On October 31, 2003, VantagePoint agreed to provide a one-year senior secured $4 million bridge loan to the Company or provide a bank guarantee of a $4 million one-year senior secured bridge loan to the Company for certain proposed business development initiatives. The bridge loan would bear interest at the prime rate and be secured by a security interest in all of our assets that is senior to the $2.5 million convertible note with VantagePoint and the $2.4 million convertible note with 550 Digital Media Ventures. The senior secured bridge loan needed to be accessed by the Company by February 28, 2004, but was not. If the Company had drawn upon the senior secured bridge loan, for each $1 million in loan proceeds we would have received, the Company would have issued a warrant to purchase 250,000 shares of Series C preferred stock at $2.00 per share expiring five years from the date of issuance. In addition, on October 31, 2003, the Company amended the terms of the $2.5 million note due to VantagePoint to accelerate the due date to February 10, 2004. The Company’s stockholders subsequently approved the extension of the maturity date to October 31, 2004 and the addition of a conversion feature to the note to allow the conversion into a prospective series of Company preferred stock at the rate of one share for each $2.00 of principal.

In January 2004, we amended the Series C stock purchase agreement to limit the number of shares issuable on conversion if we sell additional securities below the per share issue price, as adjusted, of the Series C preferred stock. NASDAQ has a marketplace rule that requires listed companies to obtain stockholder approval for the issuance of new securities that represent more than 20% of outstanding common stock. We agreed with VantagePoint that we would either obtain stockholder approval if we need to issue securities that exceed the 20% rule or alternatively pay cash to VantagePoint for the value of the securities that would otherwise be issuable. We intend to ask our stockholders to approve the issuance of additional Series C preferred stock at our next stockholder’s meeting so that we do not need to pay cash to VantagePoint if we were ever to issue securities below the per share issue price, as adjusted.

In connection with the VantagePoint transactions, the Company entered into a management rights agreement pursuant to which VantagePoint is entitled to consult with and advise the Company’s management on significant business issues, inspect the Company’s books and records and appoint a representative to attend all meetings of the Board as a non-voting observer.

We have a $2.5 million convertible note due to VantagePoint that will either be converted into Series C preferred stock by October 31, 2004 or will need to be repaid. VantagePoint controls the conversion or repayment of this note. We also have a $2.4 convertible note due to 550 Digital Media Ventures that will need to be repaid or converted into to Series B preferred stock after March 31, 2005. We control the conversion or repayment of this note. If VantagePoint converts their note into Series C preferred stock, we intend to repay the 550 Digital Media Ventures note. If we need to repay the VantagePoint note, we do not presently know if we will convert or repay the 550 Digital Media Ventures note. We have enough cash and available borrowing capacity to fund our business for at least the next 12 months and repay these two notes, if necessary.

In September 2003, we announced the hiring of an investment advisor to seek to raise capital for our newly formed subsidiary, GameUniverse, Inc. We intended to contribute our online gaming properties, including SkillJam.com and CasesLadder.com, to GameUniverse in connection with a capital raising transaction. In April 2004, we modified this plan and we decided to pursue the possible sale of the Skill Jam gaming property and retain our other gaming properties. There can be no assurance that the sale of Skill Jam will be successful or what the sales proceeds or timing of receipt might be. The amount of proceeds from the sale of the Skill Jam gaming property, if any, may have an impact on our decision to convert or repay the 550 Digital Media Ventures note.

In November 2003, a newly formed Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide an aggregate $2.3 million of non-refundable cash advances to Sharman Networks at various dates and additional monthly cash advances for at least one year that are recoupable against a sharing of revenues. The Company also issued Sharman Networks 500,000 shares of eUniverse common stock. Sharman Networks agreed to bundle two of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks also agreed to include channel links on the Kazaa Media Desktop to content provided by the Company. The Company has guaranteed the obligations of the newly formed Company subsidiary. We have made all of the initial advances required under these agreements. We expect to continue to make minor additional monthly cash advances over the remaining term of one agreement.

At March 31, 2004, the Company had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party, or unconsolidated entities.

Contractual Obligations

We have outstanding notes payable maturing at various dates through March 31, 2005. We also lease facilities and equipment under various capital and operating lease agreements expiring at various dates through March 2008.

Our material contractual obligations at March 31, 2004 are as follow (in thousands):

	Total Amounts Committed	March 31, 2005	March 31, 2006	Thereafter
Convertible note payable to 550 Digital Media Ventures	$2,404	$2,404	$—	$—
Note payable to SFX Entertainment, Inc.	320	320	—	—
Convertible note payable to VantagePoint	2,500	2,500	—	—
Capital lease obligations	537	503	24	10
Operating lease obligations	1,756	1,042	714	—

Total contractual obligations	$7,517	$6,769	$738	$10

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

Item 8.    Financial Statements and Supplementary Data

Financial statements required pursuant to this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in Note 12—Unaudited Quarterly Results of Operations of Notes to Consolidated Financial Statements.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On April 28, 2003 the Board of Directors, through the Audit Committee, engaged Moss Adams LLP as independent auditors, replacing Merdinger, Fruchter, Rosen & Company, P.C. (“MFR&C”).

MFR&C’s reports on our financial statements for the two fiscal years ended March 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended March 31, 2002 and through the date of MFR&C’s dismissal, there were no disagreements with MFR&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to MFR&C’s satisfaction, would have caused MFR&C to make reference to the subject matter in connection with its report of the financial statements for such years. There were no reportable events as defined in item 304(a)(1)(v) of Regulation S-K.

Item 9A.    Controls and Procedures

Overview

On August 22, 2003, the Company restated previously reported quarterly financial results for the first three quarters of fiscal year 2003 because of accounting errors it had previously identified in the Company’s financial statements. As a result of the discovery of the accounting errors, management initiated an internal review of its accounting records and its accounting policies and procedures. In an effort to identify the extent of the accounting errors, and to identify any deficiencies in the Company’s system of controls, management significantly expanded the accounting and finance staff and retained an outside accounting firm to assist in the process. In addition, the Company’s Board of Directors directed the Audit Committee to explore the facts and circumstances giving rise to the restatement as well as to evaluate the Company’s accounting practices, policies and procedures. To assist with the Audit Committee review, the Audit Committee engaged the law firm of Foley & Lardner.

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

In response to the matters identified by management’s and the Audit Committee’s reviews, the Company implemented a number of remedial and other actions designed to improve its accounting and financial reporting procedures and controls. Actions designed to broadly strengthen the functioning and oversight of the accounting function have included:

•	a significant expansion of the resources of the accounting department, nearly doubling the staff size and replacing all accounting personnel with individuals of greater experience;

•	the replacement of the leadership of the department with a new controller who has experience with the challenges of system and business scaling;

•	the appointment of Lawrence Moreau, a Certified Public Accountant, to the Company’s Board of Directors and to serve as the Audit Committee Chair; and,

•	the appointment of Thomas Flahie, our Chief Financial Officer, to fill the vacancy resulting from the departure of Joseph Varraveto, who resigned effective August 19, 2003.

The Company also implemented or strengthened specific internal controls, including:

•	the segregation of accounting duties;

•	the reconciliation of all material balance sheet accounts;

•	reorganizing and upgrading its accounting systems and processes, and the storage of backup data;

•	enhanced levels of authorization for transactions;

•	limiting access to various accounting modules;

•	improving the processing of transactional documentation;

•	augmenting cash management controls;

•	enhancing inventory controls;

•	redesigning the sales order process; and,

•	creation of a process for documenting accounting policies and procedures at the time of implementation.

Finally, the Company is continuing to implement a new integrated financial reporting system that is more appropriate to the size and complexity of the Company’s current business operations.

Pending full implementation of an integrated financial reporting system, the Company has adopted supplemental control measures to ensure that the financial statements and other financial information included in the reports it files with the Securities and Exchange Commission fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented. The Company expects that full implementation of its integrated financial reporting system will render these supplemental control measures redundant.

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

The Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. As part of their controls evaluation, the Chief Executive Officer and Chief Financial Officer considered the results of the Audit Committee review of the matters leading to the accounting restatement.

Based in part on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

PART III

Item 10.    Directors and Officers of the Registrant

Information with respect to directors may be found under the caption “Nominees for Election of Directors” in our Proxy Statement. This information is incorporated herein by reference.

Our officers as of March 31, 2004 were as follows:

Name	Age	Position with the Company
Richard Rosenblatt	35	Chief Executive Officer
Brett Brewer	31	President
Thomas Flahie	47	Chief Financial Officer
Adam Goldenberg	23	President, Performance Marketing Group
Christopher Lipp	32	Secretary, Senior Vice President and General Counsel
Michael Mincieli	35	Vice President, Corporate Controller

Richard Rosenblatt has served as Chief Executive Officer and a Director since February 23, 2004. He also serves as Chairman, Chief Executive Officer and Managing Director of Prime Ventures, LLC and is a member of its Management Committee. Prime Ventures, LLC has been fully invested for several years. Mr. Rosenblatt was the Chairman and Chief Executive Officer of Supernation LLC from November 2002 to February 20, 2004 and he is currently a Director. Mr. Rosenblatt was the Co-Chairman and Chief Executive Officer of Drkoop.com, Inc. from August 22, 2000 to December 17, 2001. Mr. Rosenblatt was the founding investor and Vice Chairman of GreatDomains and Webmillion from November 1999 until the sale of both companies. Webmillion was acquired by L90, Inc. in July 2000 and GreatDomains was acquired by VeriSign, Inc. in October 2000. Mr. Rosenblatt co-founded iMall, Inc. in October 1994 and became Chairman and Chief Executive Officer in June 1997. iMall, Inc. was acquired by At Home Corporation in October 1999. Until March 2000, Mr. Rosenblatt served as At Home Corporation’s Senior Vice President of E-Business Services. Mr. Rosenblatt received a B.A. degree from the University of California at Los Angeles and a J.D. degree from the University of Southern California Law School.

Brett Brewer has served as President and a Director since August 29, 2000. He joined the Company in April 1999 and was named Vice President of its e-Commerce Division in December 1999 and named President of CD Universe, Inc., a subsidiary of eUniverse, in July 2000. Prior to joining eUniverse, Mr. Brewer helped run the Southern California Retail Sales Division of CB Richard Ellis between October 1996 and December 1998. Mr. Brewer received a B.A. degree in business/economics from the University of California at Los Angeles.

Thomas Flahie has served as Chief Financial Officer since August 25, 2003 and as a Director and President of the Company’s subsidiary Download Solutions, Limited. He was the Chief Financial Officer of eLabor, Inc. from June 2000 to March 2003 and the Senior Vice President of Finance and Administration of Balance Bar Company from February 1998 to March 2000. Mr. Flahie was a director of Bariatrix Products International Incorporated, a company in which Balance Bar Company had an investment, from May 1999 to March 2000. From December 1978 to February 1998, he held various positions with Andersen Worldwide, an international accounting and consulting firm. He was a partner with Andersen Worldwide for the last seven years. Mr. Flahie is a Certified Public Accountant and he received his B.S. in Business Administration from the University of Arizona.

Adam Goldenberg has served as President of the Performance Marketing Group business unit since January 29, 2004 and was the Company’s Chief Operating Officer from October 26, 2001 to January 29, 2004. In 1997, Mr. Goldenberg founded Gamer’s Alliance, Inc., an online entertainment portal, and served as its president before and after it was acquired by eUniverse in April 1999. Mr. Goldenberg served as Vice President, Strategic Planning of eUniverse from April 1999 to October 2001.

Christopher Lipp has served as Senior Vice President and General Counsel since October 26, 2001, Vice President, General Counsel since May 1, 2001, Secretary since March 30, 2001 and Vice President, Business and

Legal Affairs since January 11, 2000. Prior to joining the Company, Mr. Lipp was employed as an attorney in the Intellectual Property Group of Pillsbury Madison & Sutro LLP in Los Angeles, California. He has been a member of the California State Bar since 1997. Mr. Lipp received his J.D. from the University of Southern California Law School and a B.A. degree in government and sociology from Georgetown University.

Michael Mincieli has served as Vice President, Corporate Controller since April 16, 2003, and joined the Company on January 20, 2003. In addition, he serves as a Director and Vice President of the Company’s subsidiary Download Solutions, Limited. He was employed as Vice President, Corporate Controller and Director of Information Systems for Media Technology Source, formerly Soundelux Entertainment Group, from December 1997 to December 2002. Previously he was Division Controller for SLI, Inc. (NYSE: SLI). Mr. Mincieli is a member of the AICPA and a Certified Public Accountant. He received his B.A. in Finance from Aurora University, with further education in aeronautical and astronautical engineering at the University of Illinois, Urbana.

Audit Committee

The Board of Directors has determined that Larry Moreau, Chairman of the Audit Committee, and Jeffrey Edell, Audit Committee Member, are audit committee financial experts as defined in Item 401(h) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and that all Audit Committee members are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

The Audit Committee was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee Members are Larry Moreau, Jeffrey Edell and Daniel Mosher.

Section 16(a) Beneficial Ownership Reporting Compliance

Information in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics

We have adopted the eUniverse Finance Code of Conduct. This code of conduct applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and accounting department management. The code of conduct is available on our website at www.euniverse.com. If we make any substantive changes to our code of conduct or if we grant any substantive waiver to compliance with the code of conduct, we will disclose the nature of the amendment or waiver on our website and in a report of Form 8-K.

Item 11.    Executive Compensation

Information in the Proxy Statement under the captions “Executive Compensation” and “Director Compensation in Fiscal Year 2004” is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information in the Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information in the Proxy Statement under the caption “Fees Paid to Auditors” is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Schedules

The consolidated financial statements contained herein begin at page F-1. No schedules are included herein because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto. Separate financial statements of 50% or less owned subsidiaries accounted for by the equity method are not summarized herein and have been omitted because, in the aggregate, they would not constitute a significant subsidiary.

(b)	Reports on Form 8-K

We filed two reports on Form 8-K during the quarter ended March 31, 2004. One report was filed on February 24, 2004 and contained a press release announcing the appointment of Richard Rosenblatt as our new Chief Executive Officer. The second report was filed on March 17, 2004 and contained a press release announcing that the Panel has denied the Company’s request for re-listing on The Nasdaq SmallCap Market. We furnished two reports on Form 8-K during the quarter ended March 31, 2004. The first report was dated January 7, 2004 and furnished a press release issued on January 7, 2004 that contains an open letter to eUniverse, Inc. stockholders from Jeffrey Edell, Chairman of the eUniverse, Inc. Board of Directors. The press release contains a statement regarding expectations about net income for the quarter ended December 31, 2003. The second report was dated February 6, 2004 and furnished a press release announcing our financial results for the quarter ended December 31, 2003.

(c)	Exhibits

Exhibit Number		Exhibit Title/Description
2	—	Agreement and Plan of Merger by and between eUniverse, Inc., a Nevada corporation, and eUniverse, Inc., a Delaware corporation, dated October 31, 2002.(1)

3.01	—	Certificate of Incorporation of eUniverse, Inc. dated October 31, 2002.(1)

3.02	—	Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002.(1)

3.03	—	Certificate of Amendment of Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated February 17, 2004.*

3.04	—	Certificate of Designation of Series B Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002.(1)

3.05	—	Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock of eUniverse, Inc., dated February 17, 2004.*

3.06	—	Certificate of Designation of Series C Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2003.(3)

3.07	—	Certificate of Designation of Series C-1 Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2003.(3)

3.08	—	Bylaws of eUniverse.(14)

10.01	—	Entertainment Universe, Inc. Regulation D Subscription Agreement, dated as of April 1999.(5)

10.02	—	Entertainment Universe, Inc. Registration Rights Agreement, dated as of April 1999.(5)

Exhibit Number		Exhibit Title/Description
10.03	—	eUniverse, Inc. 1999 Stock Awards Plan.(5)

10.04	—	Stock Purchase Agreement by and between eUniverse, Inc. and 550 Digital Media Ventures, Inc., dated as of July 13, 2001.(7)

10.05	—	Share Purchase Agreement by and among eUniverse, Inc., Indimi, L.L.C., Indimi, Inc., 550 Digital Media Ventures, Inc. and Sony Music Entertainment, Inc., dated as of July 13, 2000.(7)

10.06	—	Registration Rights Agreement by and between eUniverse, Inc. and 550 Digital Media Ventures Inc., dated as of October 23, 2001.(8)

10.07	—	Letter agreement by and between eUniverse, Inc. and 550 Digital Media Ventures Inc., dated as of October 23, 2001, regarding amendment of that certain Secured Note and Warrant Purchase Agreement dated September 6, 2000.(8)

10.08	—	eUniverse, Inc. Common Stock Purchase Warrant issued to Saggi Capital Corp., dated September 25, 2001.(9)

10.09	—	eUniverse, Inc. Common Stock Purchase Warrant issued to Bridge Ventures, Inc., dated September 25, 2001.(9)

10.10	—	Form of Warrant issued to certain eUniverse, Inc. Series A Preferred Stockholders as of October 22, 2001.(10)

10.11	—	eUniverse, Inc. 2002 Employee Stock Purchase Plan.(11)

10.12	—	Asset Purchase Agreement, by and among ResponseBase, LLC, Internet Products Group, LLC, TTMM, L.P., Robert G. Rosen, Christopher DeWolfe, Tom Anderson, Pamela Schwilk, Mazen Araabi, Joshua Berman and Aber Whitcomb, dated September 4, 2002.(12)

10.13	—	Security Agreement, by and between eUniverse, Inc. and New Technology Holdings Inc. (predecessor in interest to 550 Digital Media Ventures, Inc.), dated September 6, 2001.(12)

10.14	—	Third Amended and Restated Secured Convertible Promissory Note dated October 31, 2003, in the principal amount of $2,403,528.*

10.15	—	Secured Note Purchase Agreement, by and between eUniverse, Inc. and VP Alpha Holdings IV, L.L.C., dated July 15, 2003.(12)

10.16	—	Form of eUniverse, Inc. Series B Preferred Stock Purchase Warrant to be issued to VP Alpha Holdings IV, L.L.C.(12)

10.17	—	Option Agreement, by and among eUniverse, Inc., 550 Digital Media Ventures, Inc. and VP Alpha Holdings IV, L.L.C., dated July 15, 2003.(12)

10.18	—	Security Agreement, by and between eUniverse, Inc. and VP Alpha Holdings IV, L.L.C., dated July 15, 2003.(12)

10.19	—	Bonus Repayment Agreement, by and between eUniverse, Inc. and Brad D. Greenspan, dated August 21, 2003.(12)

10.20	—	Bonus Repayment Agreement, by and between eUniverse, Inc. and Brett C. Brewer, dated August 21, 2003.(12)

10.21	—	Bonus Repayment Agreement, by and between eUniverse, Inc. and Chris Lipp, dated August 21, 2003.(12)

10.22	—	Series C Preferred Stock Agreement between eUniverse, Inc. and affiliates of VantagePoint Venture Partners, dated October 31, 2003.(3)

Exhibit Number		Exhibit Title/Description
10.23	—	Agreement between eUniverse, Inc. and Series C preferred stockholders, dated January 30, 2004.(2)

10.24	—	Amended and Restated (Convertible) Secured Promissory Note between eUniverse, Inc. and VP Alpha Holdings IV, L.L.C., dated as of October 31, 2003.(4)

10.25	—	Form of Warrant to Purchase Shares of Series C Preferred Stock issued to VP Alpha Holdings IV, L.L.C., dated October 31, 2003.(3)

10.26	—	Voting Agreement with affiliates of VantagePoint Venture Partners, dated October 31, 2003.(3)

10.27	—	550 DMV Consent and Waiver Agreement, dated October 31, 2003.(3)

10.28	—	Registration Rights Agreement between eUniverse, Inc. and affiliates of VantagePoint Venture Partners, dated October 31, 2003.(3)

10.29	—	Form of Director Indemnification Agreement for David Carlick and Andrew Sheehan.(3)

10.30	—	Form of Common Stock Purchase Agreement, with various investors, dated November 18, 2003.(2)

10.31	—	Form of Registration Rights Agreement, with various investors, dated November 18, 2003.(2)

10.32	—	Employment Agreement, with Richard Rosenblatt, dated January 23, 2004.*

10.33	—	Employment Agreement with Adam Goldenberg, dated April 6, 2004.*

14	—	eUniverse Finance Code of Conduct.*

16	—	Letter regarding change in certifying accountant.(13)

21	—	Subsidiaries of eUniverse, Inc.*

23.01	—	Consent of Moss Adams LLP.*

23.02	—	Consent of Merdinger, Fruchter, Rosen & Corso, PC.*

31	—	Certification of the Principle Executive Officer and the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	—	Certification of the Principle Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on January 9, 2003.
(2)	Incorporated by reference to eUniverse, Inc.’s Form 10-Q filed on February 12, 2004.
(3)	Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on November 6, 2003.
(4)	Incorporated by reference to eUniverse, Inc.’s Definitive Proxy Statement filed on December 30, 2003.
(5)	Incorporated by reference to eUniverse, Inc.’s Form 10 filed on June 15, 1999 (Registration File No. 0-26355).
(6)	Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on June 28, 2000.
(7)	Incorporated by reference to eUniverse, Inc.’s Form 10-K filed on July 16, 2001.
(8)	Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on November 7, 2001.
(9)	Incorporated by reference to eUniverse, Inc.’s Form 10-Q filed on November 14, 2001.
(10)	Incorporated by reference to eUniverse, Inc.’s Form 10-Q filed on February 14, 2002.
(11)	Incorporated by reference to eUniverse, Inc.’s Definitive Proxy Statement filed on October 10, 2002.
(12)	Incorporated by reference to eUniverse, Inc.’s Form 10-K filed on August 22, 2003.
(13)	Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on May 5, 2003.
(14)	Incorporated by reference to eUniverse, Inc.’s Form 10-Q filed on November 13, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2004.

eUNIVERSE, INC.

By:	/s/ THOMAS J. FLAHIE
Thomas J. Flahie
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report Form 10-K has been signed on June 14, 2004 by the following persons on behalf of the Registrant in the capacities indicated.

By:	/s/ RICHARD M. ROSENBLATT Richard M. Rosenblatt Chief Executive Officer (Principal Executive Officer)

By:	/s/ THOMAS J. FLAHIE Thomas J. Flahie Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ BRETT C. BREWER Brett C. Brewer President and Director

By:	/s/ DANIEL L. MOSHER Daniel L. Mosher Director

By:	/s/ LAWRENCE R. MOREAU Lawrence R. Moreau Director

By:	/s/ JEFFREY S. EDELL Jeffrey S. Edell Chairman of the Board of Directors

By:	/s/ DAVID S. CARLICK David S. Carlick Director

By:	/s/ ANDREW T. SHEEHAN Andrew T. Sheehan Director

By:	/s/ JAMES R. QUANDT James R. Quandt Director

Independent Auditors’ Report

To the Stockholders and Board of Directors of eUniverse, Inc.:

We have audited the accompanying consolidated balance sheets of eUniverse, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eUniverse, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Moss Adams LLP

Los Angeles, California

June 3, 2004

Independent Auditors’ Report

To the Stockholders and Board of Directors of eUniverse, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of eUniverse, Inc. and Subsidiaries for the year ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Merdinger, Fruchter, Rosen & Corso, P.C.

Certified Public Accountants

New York, New York

June 14, 2002

eUniverse, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value data)

	March 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$6,245	$4,663
Restricted cash	2,116	1,842
Accounts receivable, net	3,921	4,985
Inventories, net	1,168	1,610
Prepaid expenses and other assets	3,436	1,777

Total current assets	16,886	14,877
Property and equipment, net	2,454	3,229
Goodwill	15,018	15,487
Other intangible assets, net	2,555	4,447
Deposits and other assets	974	1,889

Total assets	$37,887	$39,929

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,793	$5,293
Accrued expenses	3,706	4,230
Deferred revenue	892	1,126
Current portion of debt obligations	5,224	1,460
Current portion of capitalized lease obligations	489	1,178

Total current liabilities	16,104	13,287
Debt obligations, less current portion	—	2,290
Accrued interest	—	479
Capitalized lease obligations, less current portion	33	437

Total liabilities	16,137	16,493

Stockholders’ equity:
Preferred stock, $0.10 par value; 40,000 shares authorized; 7,627 and 2,280 shares issued and outstanding, respectively	763	229
Common stock, $0.001 par value; 250,000 shares authorized; 28,819 and 26,271 shares issued and outstanding, respectively	29	26
Additional paid-in capital	82,178	70,993
Accumulated deficit	(61,220)	(47,812)

Total stockholders’ equity	21,750	23,436

Total liabilities and stockholders’ equity	$37,887	$39,929

See Notes to Consolidated Financial Statements

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended March 31,
	2004	2003	2002
Revenues	$57,318	$65,742	$33,196
Cost of revenues	13,766	17,264	5,837

Gross profit	43,552	48,478	27,359

Operating expenses:
Marketing and sales	24,646	24,563	6,364
Product development	6,854	8,342	3,618
General and administrative	17,179	14,510	10,733
Restatement professional fees	4,771	—	—
Amortization of other intangible assets	1,291	1,141	508
Impairment of goodwill and other intangible assets	1,200	130	—

Total operating expenses	55,941	48,686	21,223

Operating income (loss)	(12,389)	(208)	6,136
Interest expense, net	(478)	(590)	(525)
Cancellation of stock options	—	(452)	—
Gain on debt extinguished	—	1,266	—
Other gains and (losses)	—	365	(231)

Income (loss) from continuing operations before income taxes	(12,867)	381	5,380
Income taxes	(20)	(63)	—

Income (loss) from continuing operations	(12,887)	318	5,380
Income (loss) from discontinued operations	(252)	235	285

Net income (loss)	(13,139)	553	5,665
Preferred stock dividends and liquidation preference	(329)	(77)	(205)

Income (loss) to common stockholders	$(13,468)	$476	$5,460

Income (loss) per common share:
Continuing operations	$(0.48)	$0.01	$0.25
Discontinued operations	(0.01)	0.01	0.01

Basic income (loss) per common share	$(0.49)	$0.02	$0.26

Diluted income (loss) per common share	$(0.49)	$0.02	$0.22

Basic weighted average common shares	27,335	24,474	21,040

Diluted weighted average common shares	27,335	31,182	26,315

See Notes to Consolidated Financial Statements

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Par Value	Shares	Par Value
Balance at March 31, 2001	1,455	$146	18,818	$19	$50,384	$(52,107)	$(1,558)
Additional shares issued in acquisitions	—	—	126	—	597	—	597
Conversion of preferred to common stock	(505)	(50)	952	1	421	—	372
Cost of offering stock conversion	—	—	—	—	(372)	—	(372)
Exercise of stock options	—	—	92	—	86	—	86
Exercise of warrants	—	—	128	—	—	—	—
Common stock issued for InfoBeat	—	—	3,058	3	9,937	—	9,940
Sony warrant redemption	—	—	308	—	1,000	—	1,000
Cancellation of Sony warrants	—	—	—	—	(1,000)	—	(1,000)
Issuance of preferred stock to Sony	1,923	192	—	—	4,808	—	5,000
Beneficial conversion of Sony preferred stock issued below market	—	—	—	—	1,923	(1,923)	—
Warrants issued to preferred stockholders in connection with Sony transaction	—	—	—	—	110	—	110
Warrants issued in connection with services to be performed	—	—	—	—	376	—	376
Stock options granted to consultant	—	—	—	—	85	—	85
Big Network settlement	—	—	50	—	105	—	105
New shares issued to Isosceles	—	—	85	—	212	—	212
Take 2 settlement agreement	—	—	(100)	—	—	—	—
Other	—	—	(6)	—	58	—	58
Net income for the year ended March 31, 2002	—	—	—	—	—	5,665	5,665

Balance as of March 31, 2002	2,873	288	23,511	23	68,730	(48,365)	20,676
Exercise of stock options	—	—	699	1	1,692	—	1,693
Employee stock purchase plan	—	—	5	—	63	—	63
Redemption of warrants	—	—	1,130	1	—	—	1
Conversion of preferred to common stock	(593)	(59)	710	1	58	—	—
Conversion of note payable	—	—	216	—	450	—	450
Net income for the year ended March 31, 2003	—	—	—	—	—	553	553

Balance as of March 31, 2003	2,280	229	26,271	26	70,993	(47,812)	23,436
Exercise of stock options	—	—	73	—	149	—	149
Employee stock purchase plan	—	—	9	—	47	—	47
Redemption of warrants	—	—	142	—	—	—	—
Conversion of preferred to common stock	(163)	(17)	207	—	17	—	—
Repay officer bonuses	—	—	(26)	—	(60)	(4)	(64)
Issuance of preferred stock to VantagePoint	5,333	533	—	—	7,153	—	7,686
Preferred stock dividends	177	18	—	—	247	(265)	—
Issuance of common stock	—	—	2,143	3	3,397	—	3,400
Stock option and warrant compensation	—	—	—	—	235	—	235
Net loss for the year ended March 31, 2004	—	—	—	—	—	(13,139)	(13,139)

Balance as of March 31, 2004	7,627	$763	28,819	$29	$82,178	$(61,220)	$21,750

See Notes to Consolidated Financial Statements

eUniverse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended March 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$(13,139)	$553	$5,665
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,738	1,344	300
Amortization of other intangible assets	1,291	1,141	508
Impairment of goodwill and other intangible assets	1,200	130	—
Non-cash income from discontinued operations	—	(235)	—
Gain on debt extinguished	—	(1,266)	—
Other non-cash charges	206	72	149
Provision for doubtful accounts	1,131	953	424
Stock and warrants granted to consultants and affiliates	235	620	517
Changes in other current assets	(167)	(4,546)	(3,453)
Changes in current liabilities	(123)	3,704	2,522
Other	—	59	545

Net cash provided by (used in) operating activities	(7,628)	2,529	7,177

Investing activities:
Purchases of property and equipment	(901)	(2,280)	(1,673)
Purchases of intangible assets	(50)	(911)	(1,502)
Deposits and other	475	(1,470)	—
Acquisition of ResponseBase	(87)	(2,733)	—

Net cash used in investing activities	(563)	(7,394)	(3,175)

Financing activities:
Proceeds from capitalized lease obligations	—	1,283	—
Repayment of capitalized lease obligations	(1,330)	(882)	—
Proceeds from debt obligations	2,000	—	2,263
Repayment of debt obligations	(1,140)	(845)	(3,510)
Financing costs	—	207	—
Proceeds from issuance of preferred stock	7,686	—	5,000
Proceeds from issuance of common stock	2,408	—	—
Repayment of advances from officer	—	—	34
Proceeds from exercise of stock options	149	1,757	—

Net cash provided by financing activities	9,773	1,520	3,787

Change in cash and cash equivalents	1,582	(3,345)	7,789
Cash and cash equivalents, beginning of period	4,663	8,008	219

Cash and cash equivalents, end of period	$6,245	$4,663	$8,008

Supplemental cash flow information:
Cash paid for interest	$332	430	$232
Cash paid for income taxes	94	22	—
Equipment acquired under capital leases	135	1,023	—
Common stock issued to Sharman Networks	975	—	—
Preferred stock dividends	265	—	—
Common stock issued on conversion of note	—	450	—
Reduction of purchase price of acquired asset and related liability	—	200	—
Common stock issued in connection with acquisitions	—	—	10,537
Common stock issued as settlement agreement	—	—	213
Common stock issued in connection with services	—	—	221
Warrants issued in connection with services	—	—	401
Warrants issued to preferred stockholders	—	—	110

See Notes to Consolidated Financial Statements

eUniverse, Inc.

Notes to Consolidated Financial Statements

Note 1.    The Company and Basis of Presentation

eUniverse, Inc., a Delaware Corporation, is an Internet marketing company that offers external marketers a compelling group of entertainment and community-oriented Internet properties and markets and distributes a select group of products and services. The Company conducts operations from facilities located in Los Angeles, California and Mount Vernon, Washington.

The financial statements include the accounts of eUniverse, Inc. and its majority owned subsidiaries. Inter-company transactions and balances have been eliminated. Equity investments and investments in joint ventures in which we own at least 20% of the voting securities are accounted for using the equity method, except for investments in which the Company is not able to exercise significant influence over the investee, in which case the cost method of accounting is used.

Note 2.    Accounting Restatement

On August 22, 2003, the Company restated previously reported quarterly financial results for the first three quarters of fiscal year 2003 because of accounting errors it had identified in the Company’s financial statements. As a result of the discovery of the accounting errors, management and the Audit Committee conducted an internal review of the Company’s accounting records and its accounting policies and procedures to determine the cause and persons responsible for the accounting restatement. Changes in personnel, personnel supervision, systems and accounting procedures were implemented in response to the management and Audit Committee reviews.

On May 6, 2003, NASDAQ halted trading of the Company’s common stock. On June 13, 2003, the Company received a NASDAQ Staff Determination stating that our common stock was subject to delisting from The NASDAQ SmallCap Market due to the NASDAQ Staff’s inability to assess the Company’s current financial position and the Company’s ability to sustain compliance with NASDAQ’s continued listing requirements. The Company appealed the NASDAQ Staff’s determination to delist the Company’s securities to a Panel. The Panel decided to delist the Company’s securities from The NASDAQ SmallCap Market on September 2, 2003. The Company appealed the Panel’s decision and on March 15, 2004, the Panel decided to not re-list the Company’s common stock on The NASDAQ SmallCap Market. The Company has appealed the Panel’s decision and is exploring other listing options.

Note 3.    Accounting Policies

Estimates and assumptions

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Examples of significant estimates used in preparing the accompanying financial statements include goodwill and other intangible assets impairment, revenue recognition, and reserves for accounts receivable, inventories, sales returns and deferred tax assets. Actual results and outcomes may differ from management’s estimates and assumptions.

Business combinations

Business combinations are accounted for by the purchase method of accounting. Under the purchase method, the purchase price is allocated to the underlying net assets of the business acquired based on their

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is assigned greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas in particular that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, the two primarily approaches used are the discounted cash flow method and market comparison method. Some of the more significant estimates and assumptions inherent in the two approaches include projected future cash flows (including timing), discount rate reflecting the risk inherent in the future cash flows, perpetual growth rate, determination of appropriate market comparables, and the determination of whether a premium or a discount should be applied to comparables.

Cash and cash equivalents

The Company considers all highly-liquid investments with maturities of three months or less when acquired to be cash equivalents. The Company holds its cash in what it believes to be credit-worthy financial institutions, however cash balances exceed FDIC insured levels.

Restricted cash and deposits

At March 31, 2004 and 2003, the Company had $1,699,000 and $1,842,000, respectively of funds held by banks as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. These amounts are reflected as restricted cash. The Company also has $1,051,000 and $1,447,000 in certificates of deposit at March 31, 2004 and 2003, respectively which collateralize operating and capital lease obligations. At March 31, 2004, a $417,000 certificate of deposit was classified as restricted cash and the remaining balances at March 31, 2004 and 2003 are classified as long-term deposits.

Accounts receivable

Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the customers and the Company’s credit evaluation process. Typically, the Company has not required customers to provide collateral for such obligations.

The Company provides an allowance for doubtful accounts receivable by applying a reserve for all accounts receivable outstanding over 60 days based upon historical experience, and a specific reserve is maintained for accounts with a high likelihood of becoming uncollectible. Activity in the allowance for doubtful accounts is as follows (in thousands):

Fiscal year	Balance at beg. of year	Charged to marketing and sales expense	Deductions	Balance at end of year
2004	$1,179	$1,131	$(1,600)	$710
2003	452	953	(226)	1,179
2002	123	424	(95)	452

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

Prepaid expenses

In November 2003, a newly formed Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide an aggregate $2.3 million of non-refundable cash advances to Sharman Networks at various dates and additional monthly cash advances for at least one year that are recoupable against a sharing of revenues. The Company also agreed to issue Sharman Networks 500,000 shares of Company common stock. Sharman Networks agreed to bundle two of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks also agreed to include channel links on the Kazaa Media Desktop to content provided by the Company. The Company has guaranteed the obligations of the newly formed subsidiary. In the fourth quarter of fiscal year 2004, we concluded that the cash advance under the content channel link agreement would not be recouped against a sharing of the revenues and we expensed $475,000 of the cash advance. The unrecouped cash advances and the unamortized value of the common stock that are included in prepaid expenses at March 31, 2004 was $1,787,000. The common stock issued to the third party was valued at the closing market value on the date issued and is amortized to marketing and sales expense over twelve months.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market value. As of March 31, 2004 and 2003, inventories consisted of finished goods. Activity in the reserve for excess and obsolete inventory is as follows (in thousands):

Fiscal year	Balance at beg. of year	Charged to cost of revenues	Deductions	Balance at end of year
2004	$362	$459	$—	$821
2003	—	362	—	362
2002	—	—	—	—

Property and equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets or terms of the related capital lease agreements. Computers and equipment and purchased software are depreciated over five years. Maintenance and repairs are charged to expense as incurred.

Goodwill and other intangible assets

Costs incurred for internally generated goodwill and other intangible assets are expensed as incurred. Purchased goodwill is not amortized. Other intangible assets with definite lives are amortized on a straight-line basis over periods ranging from three to seven years. In fiscal year 2002, certain other intangible assets were considered to have indefinite lives and were not amortized. In fiscal year 2003, the Company began amortizing the other intangible assets that had been classified as having indefinite lives.

We assess the potential impairment of goodwill and other intangible assets with indefinite lives in our fourth quarter or whenever events or circumstances suggest that the carrying amount may not be recoverable. We assess the potential impairment of intangible assets with definite lives whenever events or circumstances suggest that the carrying amount may not be recoverable. If the carrying value exceeds fair value, an impairment loss is recognized for the excess. Fair value is determined based on the estimated future cash inflows on a discounted basis attributable to the asset less estimated future cash outflows on a discounted basis. The assessment of the potential impairment of goodwill and other intangible assets requires significant judgment and estimates.

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

Accrued expenses

Included in accrued expenses are $797,000 of accrued compensation at March 31, 2004 and $1,255,000 at March 31, 2003. In addition, included in accrued expenses are estimated reserves for sales returns. Activity in the estimated reserves for sales returns is as follows (in thousands):

Fiscal year	Balance at beg. of year	Charged to revenues	Deductions	Balance at end of year
2004	$666	$7,994	$(7,756)	$904
2003	240	6,093	(5,667)	666
2002	—	—	—	—

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these financial instruments. The carrying values of debt obligations and capital lease obligations approximate fair value as the obligations were negotiated at market rates or interest was imputed at market rates for debt obligations with unstated interest.

Revenues

Product revenue is generated from the sale of herbal and all-natural ingestible and topical products, collectibles, fitness products, ink cartridges and various niche products. For these transactions, the Company recognizes revenue upon shipment of the products. Product revenue includes shipping and handling charges. Fulfillment for these products is handled internally or outsourced to third-parties.

Shipping and handling fees charged to customers are included in revenues, and shipping and handling costs are included in cost of revenues. Amounts included in revenues and cost of revenues for shipping and handling were $4,340,000 and $2,108,000, respectively in fiscal year 2004, and $3,153,000 and $3,010,000 in fiscal year 2003. Shipping and handling fees and costs were not significant in fiscal year 2002.

Subscription and non-refundable membership revenues are recognized ratably over the period that services are provided. Advertising, commerce content and other revenues are recognized as the services are performed or when the goods are delivered. Service revenue also includes fees from the sale of nonrefundable dating credits, which are recognized at the time of use. Deferred revenue consists primarily of prepaid commerce and advertising, and prepaid deposits and subscription revenues billed in advance.

The Company recognizes revenue upon fulfillment and delivery of customer advertising. The Company generates advertising revenues based on delivered quantities of advertising, action by the recipient of the advertising message, or upon revenue generation by the Company’s customer. Revenues are recorded when delivery has occurred, the sales price is determinable and collection is probable. Third party distribution fees are included in marketing and sales expense in the month the related advertising is earned.

Barter transactions are recorded at the lower of the estimated fair value of advertising received or the estimated fair value of the advertising given, with the difference recorded as an advance or prepaid expense. Barter advertising expense is recorded in cost of revenues. During fiscal year 2004, 2003 and 2002, the Company recorded $0, $888,000 and $645,000, respectively of bartered advertising revenue.

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock-based compensation

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value-based method of accounting. Compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price, if any. Compensation expense is recognized immediately if vesting is at issuance or ratably over the vesting period if the options vest over time. Common stock issued to vendors is valued at the closing market price on the date of issuance and other equity instruments granted to consultants and vendors are valued using the Black-Scholes option-pricing model.

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure”. The following table illustrates the effect on income (loss) to common stockholders and income (loss) per share to common stockholders had the Company applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation (in thousands, except per share data):

	Years ended March 31,
	2004	2003	2002
Income (loss) to common stockholders:
As reported	$(13,468)	$476	$5,460
Add stock-based compensation expense in income (loss) to common stockholders	102	—	—
Less stock-based compensation expense determined by the fair value method	(3,288)	(4,092)	(3,781)

Pro form income (loss) to common stockholders	$(16,654)	$(3,616)	$1,679

Income (loss) per share to common stockholders:
Basic—as reported	$(0.49)	$0.02	$0.26

Basic—pro forma	$(0.61)	$(0.15)	$0.08

Diluted—as reported	$(0.49)	$0.02	$0.22

Diluted—pro forma	$(0.61)	$(0.15)	$0.06

The Company’s fiscal years 2004, 2003 and 2002 fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Weighed average fair value of options granted	$1.92	$4.06	$2.28
Expected volatility	125%	86%	97%
Risk free interest rate	2.33%-2.88%	3.86%	4.78%
Expected lives	5-6 years	5 years	5 years
Dividend rate	—	—	—

Advertising costs

Advertising costs, except for costs associated with direct-response advertising, are charged to marketing and sales expense when incurred. Included in marketing and sales expense for fiscal years 2004, 2003 and 2002 were $11,988,000, $16,654,000 and $2,884,000 of advertising and media space costs, respectively. The costs of direct-

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

response advertising are capitalized and amortized to cost of revenues over the period future benefits are expected to be received. The Company capitalized $179,000 of direct-response advertising in fiscal year 2003. Included in discontinued operations for fiscal year 2004 is $2,584,000 of direct response advertising costs. There were no direct-response advertising costs in fiscal years 2003 and 2002.

Income taxes

Income tax expense is based on taxes payable or refundable for the current year and deferred taxes on temporary differences between amounts of income and expense that are not reported in the financial statements and income tax returns in the same year. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

Discontinued operations

In February 2004, we sold the assets of the Body Dome fitness business unit and realized a $225,000 gain on sale. This business unit had $6,229,000 in revenues and $6,706,000 in costs and expenses in fiscal year 2004, including $13,000 of state income tax expense. Prior year operations were not significant.

In October 2000, the Company sold the assets of the discontinued music and movie retail products business and related e-commerce sites. The assets were sold to CLBL, Inc. a corporation owned by a significant Company stockholder. The income from discontinued operations in fiscal years 2003 and 2002 consisted of the reversal of costs accrued in fiscal year 2001.

In April 2004, the Company decided to pursue the possible sale of its Skill Jam gaming property. The operating results of this business unit will be treated as a discontinued operation in the quarter ended June 30, 2004.

Income per share

Basic income per share is computed as net income (loss) less accretion of the Series A preferred stock and stock dividends on Series C preferred stock divided by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common stock equivalents outstanding during the period. The computation of diluted income per share does not assume the conversion or exercise of securities that would have an anti-dilutive effect. For fiscal year 2004, 5,724,000 stock options, 4,444,000 shares of preferred stock and 146,000 stock purchase warrants were excluded from the computation of diluted income per share because their effect is anti-dilutive. For fiscal year 2003, 1,505,000 stock options and 20,000 stock purchase warrants were excluded from the computation of diluted income per share because their effect is anti-dilutive. For fiscal year 2002, 2,499,000 stock options and 320,000 stock purchase warrants were excluded from the computation of income per share because their effect is anti-dilutive.

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

The computation of basic and diluted income (loss) per common share for income from continuing operations is as follows (in thousands):

	Years ended March 31,
	2004	2003	2002
Income (loss) from continuing operations	$(12,887)	$318	$5,380
Preferred stock dividends and liquidation preference	(329)	(77)	(205)

Income (loss) available to common stockholders—basic	(13,216)	241	5,175
Preferred stock dividends and liquidation preference	—	77	205
Interest expense on convertible debt, net of income taxes	—	11	15
Income (loss) from discontinued operations	(252)	235	285

Income (loss) available to common stockholders—diluted	$(13,468)	$564	$5,680

Basic weighted average common shares	27,335	24,474	21,040
Conversion of convertible preferred stock	—	2,614	2,102
Conversion of convertible debt	—	98	172
Exercise of stock options	—	3,065	2,148
Exercise of stock purchase warrants	—	931	853

Diluted weighted average common shares	27,335	31,182	26,315

Income (loss) per common share:
Continuing operations	$(0.48)	$0.01	$0.25
Discontinued operations	(0.01)	0.01	0.01

Basic income (loss) per common share	$(0.49)	$0.02	$0.26

Diluted income (loss) per common share	$(0.49)	$0.02	$0.22

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

Reclassifications

Certain prior year amounts in the financial statements and segment disclosures have been reclassified to conform to the current period presentation.

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 4.    Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,
	2004	2003
Furniture and fixtures	$75	$75
Computers and equipment	2,656	1,958
Equipment under capital leases	2,495	2,353
Leasehold improvements	19	9
Purchased software	752	620

	5,997	5,015
Less: accumulated depreciation and amortization	(3,543)	(1,786)

	$2,454	$3,229

Depreciation and amortization expense for fiscal years 2004, 2003 and 2002 was $1,738,000, $1,344,000 and $300,000, respectively.

Note 5.    Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets was $17,573,000 as of March 31, 2004 and $19,934,000 as of March 31, 2003. Management periodically assesses the potential impairment of goodwill and other intangible assets with indefinite lives to determine whether an impairment of value exists. In the third quarter of fiscal year 2004, the ResponseBase division’s revenues declined $7.1 million compared to the same period last year. We recorded a $1,200,000 impairment charge in the third quarter of fiscal year 2004 and reduced goodwill by $556,000 and other intangible assets by $644,000 due to the significant reduction in ResponseBase’s revenues. The impairment charge was computed by comparing discounted future cash flows of the ResponseBase business to the book value of the ResponseBase business. In fiscal year 2003, $130,000 of other intangible assets were determined to be impaired. At March 31, 2004, 2003 and 2002, management concluded that no other impairment of goodwill occurred.

Other intangibles assets consist of the following (in thousands):

	March 31,
	2004	2003
Customer lists	$2,243	$2,243
Domain names	1,700	1,700
License agreements	315	315
Websites	1,210	1,210
Other	809	766

	6,277	6,234
Less: accumulated amortization	(3,722)	(1,787)

	$2,555	$4,447

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

Amortization expense for other intangible assets for fiscal years 2004, 2003 and 2002 was $1,291,000, $1,141,000 and $508,000, respectively. Amortization expense for other intangible assets for the future years ending March 31 is as follows (in thousands):

2005	$1,006
2006	788
2007	365
2008	204
Thereafter	192

$2,555

Note 6.    Debt Obligations and Capital Leases

Debt obligations consist of the following (in thousands):

	March 31,
	2004	2003
550 Digital Media Ventures—Affiliate (1 and 2)	$2,404	$2,290
VantagePoint—Affiliate (2)	2,500	—
Deb’s Fun Pages	—	287
Funny Greetings (3)	—	454
Fun Page Land	—	113
SFX Entertainment, Inc. (4)	320	606

	5,224	3,750
Less: current portion of debt obligations	(5,224)	(1,460)

	$—	$2,290

(1)	550 Digital Media Ventures is an indirect subsidiary of Sony Corporation of America. In March 2003, the due date of the principal and interest on this note was extended to March 31, 2005. This note bears interest at prime plus 2%, is collateralized by a security interest in the Company’s assets and is convertible into Series B preferred stock after March 31, 2005. In October 2003, the Company agreed to add $614,000 of accrued interest due on this note to the principal balance.
(2)	550 Digital Media Ventures and an affiliate of VantagePoint entered into an option agreement pursuant to which VantagePoint purchased 3,050,000 shares of common stock and 1,750,000 shares of Series B preferred stock owned by 550 Digital Media Ventures. VantagePoint purchased $500,000 of existing convertible debt the Company owed to 550 Digital Media Ventures as consideration for the option. VantagePoint also loaned $2 million to the Company. The two notes to VantagePoint were then combined into a $2.5 million note that bears interest at 8% and is collateralized by a security interest in all of the Company’s assets and is due October 31, 2004. See Note 8 for information about the addition on October 31, 2003 of a conversion feature to the $2.5 million loan and the commitment by VantagePoint to loan the Company, or provide a guarantee for a bank to loan the Company $4 million.
(3)	On August 21, 2003, the Company entered in a settlement agreement to pay $365,000 to the debt holder in satisfaction of this debt.
(4)	Principal and interest payments are due quarterly through August 2004 and the note has an effective interest rate of 9.7%. This note is collateralized by 2,600,000 shares of the Company’s common stock owned by the Company’s previous Chairman and Chief Executive Officer.

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following are payments due under capitalized leases and the present value of future minimum rentals for the future years ending March 31 (in thousands):

2005	$503
2006	24
Thereafter	10

Total minimum lease payments	537
Less: amounts representing interest	(15)

Present value of net minimum lease payments	522
Less: current portion of capitalized lease obligations	(489)

Long-term obligations under capitalized leases	$33

Equipment with a cost of $2,495,000 at March 31, 2004 is collateral for the capital lease obligations. During fiscal year 2003 and the first quarter of fiscal year 2004, the Company entered into several sale-leaseback transactions for computers and telephone equipment. Under the terms of the agreements, the Company is required to maintain and insure the equipment and provide general liability insurance. In addition, under one lease, the Company is required to maintain an irrevocable standby letter of credit through June 1, 2004 of at least 75% of the principal balance owed ($417,000 at March 31, 2004).

Note 7.    Commitments and Contingencies

Operating leases

The Company leases various facilities under non-cancelable operating leases that expire within the next two years. Minimum lease payments under these non-cancelable operating leases for the future years ending March 31 are as follows (in thousands):

2005	$1,042
2006	714

$1,756

Rent expense for fiscal years 2004, 2003 and 2002 was $1,261,000, $913,000 and $551,000, respectively.

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

As previously reported, on January 31, 2003 Arcade Planet, Inc. (“Arcade Planet”), a California corporation, filed a patent infringement complaint against the Company in the United States District Court for the District of

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

Nevada. The complaint filed by Arcade Planet alleges that online skill-based gaming services offered by the Company infringes a patent held by Arcade Planet entitled the “918 Patent.” On April 9, 2003, the Company filed an answer denying Arcade Planet’s allegations and seeking declaratory judgment from the Court that the Company has not infringed the 918 Patent and that the claims of the 918 Patent are invalid and unenforceable. On July 18, 2003, the Court stayed this action until the United States Patent and Trademark Office reexamines a substantial new question of patentability affecting certain claims underlying the 918 Patent. The Company disputes Arcade Planet’s claims, believes that they are without merit and will vigorously defend itself in this matter. There have been no material developments in this matter since the Company’s last report.

As previously reported, on October 14, 2003, the purported stockholder class action lawsuits previously filed against the Company and several current and former Company officers and/or employees in the United States District Court for the Central District of California were consolidated into one action and lead counsel and plaintiff were appointed (the “Securities Litigation”). The Securities Litigation arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes allegations of, among other things, intentionally false and misleading statements regarding the Company’s business prospects, financial condition and performance. On December 17, 2003, plaintiffs in the Securities Litigation filed their amended and consolidated class action complaint reiterating those allegations and also naming the Company’s former auditor as an additional defendant. The Company and other defendants have filed motions to dismiss the lawsuit for, among other things, the failure of the complaint to state a valid claim for violation of securities laws. A decision on the motions is still pending.

Also as previously reported, two purported stockholder derivative actions, which are substantially similar, are pending against various current and former Company directors, officers, and/or employees. One of the actions is pending in the United States District Court for the Central District of California and the other, formerly two actions which have been consolidated, is pending in the Superior Court of California for the County of Los Angeles (collectively, the “Derivative Litigation”). The Derivative Litigation similarly arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes claims of breach of fiduciary duty in connection with the restatement and in connection with allegedly improper insider sales of Company stock by one officer and one former Company employee. On January 12, 2004, the Company filed a motion to dismiss plaintiffs’ consolidated derivative complaint in the State Court derivative action on the grounds, among others, that plaintiffs have not pled, and will not be able to plead, facts sufficient to demonstrate that demand on the Company’s Board of Directors would have been futile. On April 27, 2004, the Company’s motion, as well as those filed by the individual defendants in the case, were sustained in there entirety and plaintiffs were given leave to amend their complaint with respect to all but one claim. On May 27, 2004, plaintiffs filed an amended consolidated derivative complaint which essentially replicated the allegations made in the Securities Litigation. Discovery in the action remains stayed. The Federal Court derivative action has been stayed pending the outcome of the hearing on defendants’ motions challenging the complaint in the Securities Litigation.

The Company intends to vigorously defend itself in the Securities Litigation and to address the Derivative Litigation as appropriate. Defending against existing and potential securities and class action litigation relating to the fiscal year 2003 accounting restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses were ultimately unsuccessful, or if the Company was unable to achieve a favorable settlement, the Company could be liable for large damage awards that could seriously harm its business and results of operations. While one of the Company’s insurance carriers has agreed that certain claims made in the lawsuits are covered by a directors and officers’ insurance policy, such coverage is subject to the limits and other terms and conditions of the policy. The Company cannot predict how much of the ongoing litigation costs or any eventual settlement or judgment, if any, will be reimbursed by the insurance carrier.

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

On January 22, 2004, Bridge Ventures, Inc. (“Bridge”) and Saggi Capital Corp. (“Saggi”), both Florida corporations, filed a demand for arbitration with the American Arbitration Association in Los Angeles pursuant to a settlement agreement between Bridge and Saggi on the one hand, and the Company on the other, dated as of February 13, 2003. The settlement agreement resolved, among other things, disputes relating to warrants to purchase Company common stock previously issued to Bridge and Saggi relating to a consulting agreement between Saggi and the Company. The demand for arbitration filed by Bridge and Saggi alleges securities and common law fraud in connection with the settlement agreement based on Saggi’s and Bridge’s contention that the Company knew, or was reckless in not knowing, that its financial statements and public comments on financial results were materially inaccurate at the time of entering into the settlement agreement. Saggi and Bridge are seeking compensatory damages in excess of $968,000, punitive damages in an unspecified amount, and costs and fees. The Company disputes Saggi’s and Bridge’s claims and allegations, believes that they are without merit and intends to vigorously defend itself in this action.

On December 11, 2003, Brad Greenspan, the Company’s former Chairman and Chief Executive Officer, filed a complaint against the Company, each of the Company’s directors and the Company’s Series C preferred stockholders in the Court of Chancery of the State of Delaware in and for New Castle County. The complaint challenged various actions taken by the Company and its Board of Directors in advance of the Company’s 2003 annual meeting of stockholders, which was held on January 29, 2004. The Company and the Company’s directors denied Mr. Greenspan’s allegations and claims as factually incorrect and otherwise without merit. Prior to the January 13, 2004 trial in this matter, Mr. Greenspan dropped all of his claims but one. Trial concerning the one remaining claim proceeded, but Mr. Greenspan also dropped this claim after the Company’s majority Series B preferred stockholder delivered a consent unequivocally taking the actions about which Mr. Greenspan had raised questions. On January 14, 2004, Mr. Greenspan informed the Court that he may raise additional claims, but has not to date done so.

On January 28, 2004, the Company filed a lawsuit against Mr. Greenspan in the United States District Court for the Central District of California for violation of federal securities laws governing proxy solicitation based on Mr. Greenspan’s filing and dissemination of what the Company believed to be deficient, false and misleading proxy materials. Later the same day, Mr. Greenspan filed a complaint against the Company in the same Court similarly alleging that the Company had distributed false and misleading proxy materials and sought to enjoin the Company’s conduct of its 2003 annual meeting of stockholders. Mr. Greenspan also sought an order from the Court declaring that California law requires that the election of directors at its annual meeting be determined on a cumulative voting basis instead of by a plurality vote. On January 29, 2004, the Company’s annual meeting of stockholders was held and the voting results of the annual meeting were certified by the independent inspector of elections on February 6, 2004. On May 3, 2004, both the Company and Mr. Greenspan dismissed their lawsuits, without prejudice, in order to avoid proceeding with the litigation until the parties had the opportunity to pursue an out of court resolution of the issues. In the event no resolution is reached, the Company and Mr. Greenspan are free to reinstate their lawsuits and pursue their respective claims. The Company believes Mr. Greenspan’s claims are without merit and will vigorously defend itself, and prosecute its claims against Mr. Greenspan in the event litigation of these matters resumes.

Note 8.    Common and Preferred Stock

Common stock

In October 2003, the Company repurchased 27,000 shares of common stock for $2.39 per share from the Company’s former Chairman and Chief Executive Officer and the Company’s President in connection with agreements to repay bonuses paid in fiscal year 2003.

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

As partial consideration for the application download and content distribution agreements with Sharman Networks, Ltd., the Company issued Sharman Networks 500,000 shares of Company common stock valued at $975,000 in November 2003. The Company has given registration rights to Sharman Networks for this unregistered common stock.

In November 2003, the Company sold 1,643,000 shares of common stock to existing and new stockholders for $1.50 per share generating approximately $2.4 million of proceeds. The Company has given registration rights to the holders of this unregistered common stock.

In April 2004, the Company’s Board of Directors retired 58,000 shares of common stock. Prior year stockholders’ equity has been restated to reflect the treasury stock as retired in the period repurchased.

Series A preferred stock

In April 1999, the Company sold 1,795,000 shares of Series A 6% convertible preferred stock in a private placement for $6,462,000. Holders of the Series A preferred stock have the right to convert the preferred stock into shares of common stock at any time after July 9, 2002. The shares of preferred stock have a liquidation preference of $3.60 per share, which increases at a rate of 6% per year. Each share of preferred stock may be converted to common stock at a rate of one share of common stock for each $3.60 of liquidation preference plus the 6% annual accretion factor. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event.

In fiscal years 2004, 2003 and 2002, preferred stockholders converted 163,000, 593,000 and 505,000, respectively of shares of preferred stock into common stock. As of March 31, 2004, there are 194,000 outstanding shares of Series A preferred stock that are convertible into 252,000 shares of common stock at the current conversion rate.

The Company does not pay dividends on the Series A preferred stock and the holders of such stock are not entitled to receive any dividends thereon. In the event of the liquidation or dissolution of the Company, the holders of the Series A preferred stock will be entitled to receive the liquidation preference amount described above prior and in preference to any distribution to the holders of the common stock and any other class of stock which has been designated as junior in rank to the Series A preferred stock. The Series B and Series C preferred stock are senior in preference to the Series A preferred stock.

Series B, Series C and Series C-1 preferred stock

In July 2001, the Company sold 1,923,000 shares of Series B convertible preferred stock to 550 Digital Media Ventures for $5 million. The Sony investment simultaneously involved the Company’s acquisition of Infobeat from an affiliate of Sony and the conversion of 1,101,000 warrants in exchange for 308,000 shares of our common stock valued at $1 million. Although the conversion price of the preferred stock was less than the fair market value of the stock at the date of the transactions, the Company believes there was no beneficial conversion feature related to the preferred stock as the fair value of the warrants exchanged by Sony exceeded the fair value of the common stock to which the warrants were converted. The Company recorded the transaction and its potential dilution to stockholders in the consolidated statement of stockholders’ equity as a reclassification from retained earnings to additional paid in capital. The Series B preferred stock is junior to the Series C preferred stock.

On October 31, 2003, the Company sold 5,333,000 shares Series C convertible preferred stock to VantagePoint for $8 million. The Company paid $314,000 in professional fees in connection with the stock sale. In addition, on July 15, 2003, 550 Digital Media Ventures and VantagePoint entered into an option agreement

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

pursuant to which VantagePoint purchased 3,050,000 shares of our common stock and 1,750,000 shares of our Series B preferred stock owned by 550 Digital Media Ventures. 550 Digital Media Ventures also released the Company from any claims that it may have, other than claims relating to the outstanding convertible secured promissory note held by 550 Digital Media Ventures, including the related security interest, and any current advertising arrangements with the Company. In connection with the transaction, 550 Digital Media Ventures waived its anti-dilution protection, preemptive rights and rights of first refusal.

VantagePoint also agreed to loan the Company, or provide a guarantee to a bank for the bank to loan the Company, up to $4 million. The Company chose not to complete the loan documentation by February 28, 2004 and the loan commitment expired. The $4 million loan would have been secured by all of the Company’s assets and would have been senior to the $2,404,000 secured loan due to 550 Digital Media Ventures and the $2.5 million secured loan due to VantagePoint. The Company committed to issue to VantagePoint 250,000 five year warrants to purchase shares of Series C preferred stock at $2.00 for each $1 million of money borrowed from or guaranteed by VantagePoint. In addition, on October 31, 2003, the Company amended the terms of the $2.5 million note due to VantagePoint to permit VantagePoint to convert the note to a prospective series of Company preferred stock, designated Series C-1 preferred stock, at the rate of one share for each $2.00 of principal. The Company’s stockholders approved the addition of this conversion feature at the January 2004 annual meeting of stockholders. This note must ether be converted into Series C-1 preferred stock or repaid by October 31, 2004, as determined by VantagePoint.

The Series B and Series C preferred stock have many similar terms. The significant terms of these two series of preferred stock are summarized below. The Series C and Series C-1 preferred stock terms are nearly identical except that the Series C-1 preferred stock provides for a liquidation preference and initial conversion rate of $2.00 per share compared to $1.50 per share for the Series C preferred stock.

Series A, Series B, Series C and Series C-1 preferred stockholders are entitled to vote with common stockholders as a single class on an as-converted basis on all matters voted on by stockholders, except for matters directly affecting the rights of each series of preferred stock which may only be voted upon by stockholders of the affected series. The current conversion rate for the Series B and Series C preferred stock is one-for-one.

VantagePoint will receive 427,000 additional shares of Series C preferred stock as dividends for the year ended October 31, 2004. If and when declared by the Board, the Series B and Series C stockholders will also receive common stock dividends based on the current conversion ratios at that time. The Series B preferred stockholders are also entitled to receive noncumulative dividends in preference to any dividend on the Company’s common stock of $0.208 per annum, when and if declared. For distributions of assets upon liquidation, dissolution or winding up of the Company, our preferred stockholders will receive a liquidation preference equal to the aggregate original issue price of their preferred stock plus accrued and unpaid stock and cash dividends, and thereafter will participate pro rata with the common stockholders on an as-converted basis. In the event that the full liquidation preference cannot be paid, the Series C preferred stockholders are entitled to receive the Series C preference amount plus the unpaid stock and cash dividends, prior and in preference to any other class of stock that has been designated as junior in rank to the Series C preferred stock. The Series C preferred stock ranks senior to the Series B preferred stock which ranks senior to the Series A preferred stock.

The Company allocated 10 million shares of authorized preferred stock for the Series B preferred stock and has reserved shares of common stock for conversion of the Series B preferred stock into common stock. The Company allocated 22 million shares of authorized preferred stock for the Series C preferred stock and has reserved shares of common stock for conversion of the Series C preferred stock into common stock. The Series B and Series C preferred stockholders have registration rights, anti-dilution protection and preemptive rights.

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

Series B and Series C stockholders have the right to convert any or all of their preferred stock into common stock at any time. Each share of Series B, Series C and Series C-1 preferred stock will be converted to shares of common stock at an initial conversion price of $2.60, $1.50 and $2.00, respectively subject to any adjustment to account for any increase or decrease in the number of outstanding shares of common stock by a stock split, stock dividend or other similar event. The conversion price per share of Series B and Series C preferred stock may be adjusted downward in the event we acquire or issue any shares of common stock, other than certain exceptions, without consideration or for consideration per share less than the then-current conversion price. All shares of Series B and Series C preferred stock will automatically convert into common stock upon the written consent of holders of more than 50% of the issued and outstanding shares that class of preferred stock. The Company has the right to convert the Series B preferred stock into common stock within 60 days of the public filing of its Quarterly Report on Form 10-Q or Annual Report on Form 10-K evidencing the Company’s achievement of four consecutive post-closing quarters of operating profits equal to or greater than $750,000 for each applicable quarter.

The Series B preferred stockholders are entitled to designate at least one and not more than three members of the Board of Directors, depending on the size of the Board of Directors. If VantagePoint acquires 50% or more of the Series B preferred stock, then this right terminates. The Series C stockholders have the right, voting separately as a single class, to elect two members to the Board as long as 51% or more of the originally issued shares of Series C preferred stock remains outstanding.

So long as 67% or more of the original issue of Series B preferred stock or 51% or more of the original issue of Series C preferred stock remains outstanding, the Company will not, without the written consent or affirmative vote of at least two-thirds of the shares held by Series B and Series C preferred stockholders, (1) amend, alter, waive or repeal, whether by merger, consolidation, combination, reclassification or otherwise, the Company’s Certificate of Incorporation, including the Series B and Series C Certificates of Designation, or the Company’s Bylaws or any provisions thereof including the adoption of a new provision, (2) increase the size of the Board of Directors beyond nine members, or (3) authorize or issue any class, series or shares of preferred stock or any other class of capital stock ranking either as to payment of dividends, distributions or as to distributions of assets upon liquidation prior to or on parity with the Series B and Series C preferred stock.

As long as 550 Digital Media Ventures owns at least 1,442,000 shares of Series A preferred stock or VantagePoint owns at least 2,667,000 shares of Series C preferred stock or common stock, as adjusted for any stock split, combination, reorganization, reclassification, stock dividend, stock distribution or similar event, the Company will not, without the written consent or affirmative vote of at least two-thirds of the Board of Directors (1) enter into an agreement to, or consummate, a reorganization, merger, change of control or consolidation of the Company or sale or other disposition of all or substantially all of the Company’s assets, (2) enter into transactions which result in or require the Company to issue shares of its capital stock in excess of 5% in any one transaction, or 12.5% in the aggregate, in a series of transactions, of the Company’s issued and outstanding shares of capital stock, (3) enter into transactions which result in or require the Company to pay, whether in cash, stock or a combination thereof, in excess of 5% in any one transaction, or 12.5% in the aggregate, in a series of transactions, of the Company’s current market capitalization, (4) increase or decrease the number of authorized shares of capital stock, (5) directly or indirectly declare or pay any dividend or make any other distribution, or directly or indirectly purchase, redeem, repurchase or otherwise acquire any shares of capital stock of the Company or any of its subsidiaries, whether in cash or property or in obligations of the Company or any Company subsidiary, other than repurchases pursuant to an employee’s employment or incentive agreement, or upon an employee’s termination and at a price not to exceed such employee’s cost, or (6) increase or decrease the size of the Board of Directors, provided that in no event shall the total number of members of the Board of Directors exceed nine.

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 9.    Equity Compensation Plans

Stock compensation plan

Under the Company’s stock option plan, stock options may be granted to officers, directors, employees and consultants. Nine million shares of common stock have been reserved for issuance under the stock option plan. In fiscal year 2004, stock option grants typically vest ratably over four years with 1/4 vesting after 12 months and the remaining 3/4 vesting quarterly over the remaining three years. In fiscal years 2003 and 2002, stock option grants typically vest ratably over three years with 1/3 vesting after 12 months and the remaining 2/3 vesting quarterly over the remaining two years.

The following is a summary of stock option activity for the years ended March 31 (in thousands, except per share data):

	2004		2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,602	$3.25	8,707	$3.16	6,694	$4.15
Granted	4,066	1.92	570	4.06	3,525	2.28
Exercised	(73)	2.10	(699)	6.01	(108)	2.14
Cancelled	(3,751)	3.84	(976)	5.89	(1,404)	3.47

Outstanding at end of year	7,844	2.28	7,602	3.25	8,707	3.16

Available to grant at end of year	275		1,398		293

Exercisable at end of year	3,521		2,601		3,033

In fiscal year 2003, the Company repurchased 910,000 stock options from employees for $452,000.

The following table summarizes information about stock options outstanding at March 31, 2004:

	Options Outstanding		Options Exercisable
Price Range	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.01-7.00	170	$5.92	158	$5.96
3.01-5.00	189	3.86	92	3.86
1.00-3.00	7,485	2.16	3,271	2.41

	7,844		3,521

Employee stock purchase plan

The Company has an employee stock purchase plan that can issue up to 1,250,000 shares of common stock. In fiscal years 2004 and 2003, the Company sold 9,000 and 5,000, respectively of shares of common stock to employees at 85% of market price on the date of purchase. We have reserved 1,236,000 shares of common stock for issuance under the employee stock purchase plan as of March 31, 2004.

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

Profit sharing plan

The Company has a 401(k) profit sharing plan that has a Company matching contribution of 100% of the first 3% of gross salary contributed by the employee plus 50% of the next 2% contributed. For fiscal years 2004, 2003 and 2002, the Company’s matching contributions were $155,000, $144,000 and $111,000, respectively. All employee and Company 401(k) contributions are fully vested.

Warrants

The Company has granted warrants to purchase common stock in connection with debt issuance and professional services. The following is a summary of stock purchase warrant activity for the years ended March 31 (in thousands, except per share data):

	2004		2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	353	$2.05	2,267	$1.98	3,287	$3.24
Granted	150	1.87	10	5.10	912	1.18
Exercised	(235)	2.07	(1,921)	3.29	—	—
Cancelled	(10)	5.10	(3)	2.00	(1,932)	3.74

Outstanding at end of year	258	2.20	353	2.05	2,267	1.98

Exercisable at end of year	258		353		2,174

In fiscal year 2004, the Company issued 150,000 warrants to a consultant at an exercise price of $1.87. The warrants were valued at $133,000 in the financial statements using the Black-Scholes option-pricing model with a risk free interest rate of 2.40%, a volatility of 125% with no expected dividend yield and a life of one year.

In fiscal year 2002, the Company cancelled 1,101,000 warrants originally issued to the predecessor of 550 Digital Media Ventures in September 2000 at exercise prices ranging from $4.50 to $6.00 in connection with the Sony preferred stock investment. The Company also issued warrants for 93,000 shares of the Company’s common stock at an exercise price of $1.75 to the Series A preferred stockholders. The warrants were valued at $110,000 in the financial statements using the Black-Scholes option-pricing model with a risk free interest rate of 5.75%, a volatility of 100% with no expected dividend yield and a life of two years. The warrants became exercisable on January 9, 2003 and expire on January 9, 2005.

Note 10.    Income Taxes

The components of the provision for income taxes for the years ending March 31 are as follows (in thousands):

	2004	2003	2002
Federal:
Current	$—	$—	$—
Deferred	—	—	—
State:
Current	20	63	—
Deferred	—	—	—

Provision for income taxes	$20	$63	$—

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following is a reconciliation of the difference between the provision for income taxes at the federal statutory rate and the actual provision for income taxes for the years ending March 31 (in thousands):

	2004	2003	2002
Provision at federal statutory tax rate	$(4,375)	$130	$1,829
State income taxes	(678)	167	587
Stock compensation	80	4	220
Other	35	20	11
Utilization of net operating loss carry forwards	—	(860)	(3,022)
Discontinued operations	(81)	93	97
Valuation allowance	5,039	509	278

Provision for income taxes	$20	$63	$—

In December 2003, the Company filed federal and state income tax returns for fiscal year 2003. In those income tax returns, prior year federal and state net operating loss carry forwards were corrected to reflect actual taxable income and loss for fiscal years 2000 to 2002. As of March 31, 2004, federal and state net operating loss carry forwards amount to $39,700,000 and $12,563,000 respectively. In addition, the Company has $2,772,000 of loss carry forwards created by the exercise of non-qualified stock options and the early disposition of incentive stock options, the benefit of which will be recorded through stockholders’ equity. The use of these loss carry forwards will be recorded based on the order they were created. Unused net operating loss carry forwards begin to expire between 2021 and 2022. The State of California temporarily suspended usage of net operating loss carry forwards for fiscal years 2003 and 2004 and the Company will not be able to utilize State of California net operating loss carry forwards until fiscal year 2005. Management has provided a full valuation allowance for net deferred tax assets as realization is beyond the twelve-month time horizon the Company is using for valuation purposes.

The utilization of net operating losses is subject to annual limitations if a change in ownership by 5% or more stockholders within a three-year period that aggregates 50 percentage points or more occurs. The Company’s sales of preferred stock to VantagePoint and 550 Digital Media Ventures and the purchase by VantagePoint from 550 Digital Media Ventures of Company common and preferred stock occurred within a three-year period. Other stockholders have also acquired more than 5% of our common stock in the same three-year period. If the aggregate change in ownership by these stockholders exceeds 50 percentage points, the utilization of our net operating losses would be limited.

Deferred tax assets and liabilities as of March 31 consist of the following (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$14,608	$10,218
Accounts receivable, inventories and accrued expenses	726	661
Goodwill and other intangible assets	4,181	3,422
Other	18	33

	19,533	14,334
Valuation allowance	(19,146)	(14,107)

Deferred tax liabilities:
Property and equipment	(387)	(227)

	(387)	(227)

Net deferred tax assets	$—	$—

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 11.     Segment Disclosures

The Company groups its businesses into two principal business segments, the product marketing and network segments. In fiscal years 2003 and 2002, we combined our products, services and gaming businesses into one segment, but due to a change in internal reporting we now report our gaming and non-product businesses in the network segment. We also renamed the two business segments in fiscal year 2004. The Company does not allocate any operating expenses other than direct cost of revenues to the four business groups, as management does not use this information to measure the performance of the underlying businesses. Management does not believe that allocating these expenses is material in evaluating the performance of the two business segments.

Revenue and gross profit by segment are as follows (in thousands):

	Years Ended March 31,
	2004	2003	2002
Revenues:
Product marketing	$29,110	$34,746	$8,584
Network	28,208	30,996	24,612

Total revenues	$57,318	$65,742	$33,196

Gross profit:
Product marketing	$18,179	$18,045	$2,747
Network	25,373	30,433	24,612

Total gross profit	$43,552	$48,478	$27,359

During fiscal year 2004, one customer exceeded 10% of segment revenues. This customer represented 12% of network segment revenues. In the product marketing segment, the top 10 customers were less than 1% of segment revenues in fiscal year 2004. In the network segment, the top 10 customers were 30% of segment revenues in fiscal year 2004. Revenues from the sale of Dream Shape and Hydroderm products were approximately 15% and 24%, respectively of fiscal year 2004 product marketing segment revenues. Most of the products sold in fiscal year 2004 were purchased from among five vendors.

During fiscal year 2003, no customer exceeded 10% of segment revenues. In the product marketing segment, the top 10 customers were less than 1% of segment revenues in fiscal year 2003. In the network segment, the top 10 customers were 28% of segment revenues in fiscal year 2003.

During fiscal year 2002, no customer exceeded 10% of segment revenues. In the product marketing segment, the top 10 customers were less than 1% of segment revenues in fiscal year 2002. In the network segment, the top 10 customers were 51% of segment revenues in fiscal year 2002.

The Company does not allocate assets to business segments because product marketing and network segment assets minus liabilities, other than goodwill and other intangible assets, are not significant. Goodwill and other intangible assets by segment are as follows (in thousands):

	March 31,
	2004	2003	2002
Goodwill and other intangible assets:
Product marketing	$86	$1,449	$—
Network	17,487	18,454	16,832
Corporate	—	31	43

Total	$17,573	$19,934	$16,875

eUniverse, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 12.    Unaudited Quarterly Results of Operations

The following table presents summary unaudited quarterly results of operations for fiscal years 2004 and 2003 (in thousands, except per share data).

	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	Fiscal Year 2004
Revenues	$13,922	$12,259	$15,392	$15,745	$57,318
Gross profit	10,247	9,599	11,838	11,868	43,552
Loss from continuing operations	(3,224)	(3,305)	(1,548)	(4,810)	(12,887)
Income (loss) from discontinued operations	176	(293)	(545)	410	(252)

Net loss	(3,048)	(3,598)	(2,093)	(4,400)	(13,139)

Continuing operations	(0.13)	(0.13)	(0.06)	(0.17)	(0.48)
Discontinued operations	0.01	(0.01)	(0.02)	0.01	(0.01)

Basic loss per common share	(0.12)	(0.14)	(0.08)	(0.16)	(0.49)
Diluted loss per common share	(0.12)	(0.14)	(0.08)	(0.16)	(0.49)

	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	Fiscal Year 2003
Revenues	$10,782	$10,988	$21,959	$22,013	$65,742
Gross profit	8,618	9,351	15,129	15,380	48,478
Income (loss) from continuing operations	2,074	(176)	(485)	(1,095)	318
Income from discontinued operations	—	—	235	—	235

Net income (loss)	2,074	(176)	(250)	(1,095)	553

Continuing operations	0.09	(0.01)	(0.02)	(0.04)	0.01
Discontinued operations	—	—	0.01	—	0.01

Basic income (loss) per common share	0.09	(0.01)	(0.01)	(0.04)	0.02
Diluted income (loss) per common share	0.07	(0.01)	(0.01)	(0.04)	0.02

In the fourth quarter of fiscal year 2004, the Company sold certain assets of the Body Dome fitness product joint venture and recognized a $225,000 gain on sale. In the fourth quarter of fiscal year 2003, the Company sold the joint venture interests of the Abdominal King fitness product and recognized a $108,000 gain on sale. In the first quarter of fiscal year 2003, the Company settled a dispute with employees from whom the Company had acquired intellectual property. The Company recorded a $1,266,000 gain on debt extinguishment in the settlement

EXHIBIT INDEX

Exhibit No.		Description

2	—	Agreement and Plan of Merger by and between eUniverse, Inc., a Nevada corporation, and eUniverse, Inc., a Delaware corporation, dated October 31, 2002.(1)

3.01	—	Certificate of Incorporation of eUniverse, Inc. dated October 31, 2002.(1)

3.02	—	Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002.(1)

3.03	—	Certificate of Amendment of Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated February 17, 2004.*

3.04	—	Certificate of Designation of Series B Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002.(1)

3.05	—	Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock of eUniverse, Inc., dated February 17, 2004.*

3.06	—	Certificate of Designation of Series C Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2003.(3)

3.07	—	Certificate of Designation of Series C-1 Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2003.(3)

3.08	—	Bylaws of eUniverse.(14)

10.01	—	Entertainment Universe, Inc. Regulation D Subscription Agreement, dated as of April 1999.(5)

10.02	—	Entertainment Universe, Inc. Registration Rights Agreement, dated as of April 1999.(5)

10.03	—	eUniverse, Inc. 1999 Stock Awards Plan.(5)

10.04	—	Stock Purchase Agreement by and between eUniverse, Inc. and 550 Digital Media Ventures, Inc., dated as of July 13, 2001.(7)

10.05	—	Share Purchase Agreement by and among eUniverse, Inc., Indimi, L.L.C., Indimi, Inc., 550 Digital Media Ventures, Inc. and Sony Music Entertainment, Inc., dated as of July 13, 2000.(7)

10.06	—	Registration Rights Agreement by and between eUniverse, Inc. and 550 Digital Media Ventures Inc., dated as of October 23, 2001.(8)

10.07	—	Letter agreement by and between eUniverse, Inc. and 550 Digital Media Ventures Inc., dated as of October 23, 2001, regarding amendment of that certain Secured Note and Warrant Purchase Agreement dated September 6, 2000.(8)

10.08	—	eUniverse, Inc. Common Stock Purchase Warrant issued to Saggi Capital Corp., dated September 25, 2001.(9)

10.09	—	eUniverse, Inc. Common Stock Purchase Warrant issued to Bridge Ventures, Inc., dated September 25, 2001.(9)

10.10	—	Form of Warrant issued to certain eUniverse, Inc. Series A Preferred Stockholders as of October 22, 2001.(10)

10.11	—	eUniverse, Inc. 2002 Employee Stock Purchase Plan.(11)

10.12	—	Asset Purchase Agreement, by and among ResponseBase, LLC, Internet Products Group, LLC, TTMM, L.P., Robert G. Rosen, Christopher DeWolfe, Tom Anderson, Pamela Schwilk, Mazen Araabi, Joshua Berman and Aber Whitcomb, dated September 4, 2002.(12)

10.13	—	Security Agreement, by and between eUniverse, Inc. and New Technology Holdings Inc. (predecessor in interest to 550 Digital Media Ventures, Inc.), dated September 6, 2001.(12)

Exhibit No.		Description
10.14	—	Third Amended and Restated Secured Convertible Promissory Note dated October 31, 2003, in the principal amount of $2,403,528.*

10.15	—	Secured Note Purchase Agreement, by and between eUniverse, Inc. and VP Alpha Holdings IV, L.L.C., dated July 15, 2003.(12)

10.16	—	Form of eUniverse, Inc. Series B Preferred Stock Purchase Warrant to be issued to VP Alpha Holdings IV, L.L.C.(12)

10.17	—	Option Agreement, by and among eUniverse, Inc., 550 Digital Media Ventures, Inc. and VP Alpha Holdings IV, L.L.C., dated July 15, 2003.(12)

10.18	—	Security Agreement, by and between eUniverse, Inc. and VP Alpha Holdings IV, L.L.C., dated July 15, 2003.(12)

10.19	—	Bonus Repayment Agreement, by and between eUniverse, Inc. and Brad D. Greenspan, dated August 21, 2003.(12)

10.20	—	Bonus Repayment Agreement, by and between eUniverse, Inc. and Brett C. Brewer, dated August 21, 2003.(12)

10.21	—	Bonus Repayment Agreement, by and between eUniverse, Inc. and Chris Lipp, dated August 21, 2003.(12)

10.22	—	Series C Preferred Stock Agreement between eUniverse, Inc. and affiliates of VantagePoint Venture Partners, dated October 31, 2003.(3)

10.23	—	Agreement between eUniverse, Inc. and Series C preferred stockholders, dated January 30, 2004.(2)

10.24	—	Amended and Restated (Convertible) Secured Promissory Note between eUniverse, Inc. and VP Alpha Holdings IV, L.L.C., dated as of October 31, 2003.(4)

10.25	—	Form of Warrant to Purchase Shares of Series C Preferred Stock issued to VP Alpha Holdings IV, L.L.C., dated October 31, 2003.(3)

10.26	—	Voting Agreement with affiliates of VantagePoint Venture Partners, dated October 31, 2003.(3)

10.27	—	550 DMV Consent and Waiver Agreement, dated October 31, 2003.(3)

10.28	—	Registration Rights Agreement between eUniverse, Inc. and affiliates of VantagePoint Venture Partners, dated October 31, 2003.(3)

10.29	—	Form of Director Indemnification Agreement for David Carlick and Andrew Sheehan.(3)

10.30	—	Form of Common Stock Purchase Agreement, with various investors, dated November 18, 2003.(2)

10.31	—	Form of Registration Rights Agreement, with various investors, dated November 18, 2003.(2)

10.32	—	Employment Agreement, with Richard Rosenblatt, dated January 23, 2004.*

10.33	—	Employment Agreement with Adam Goldenberg, dated April 6, 2004.*

14	—	eUniverse Finance Code of Conduct.*

16	—	Letter regarding change in certifying accountant.(13)

21	—	Subsidiaries of eUniverse, Inc.*

23.01	—	Consent of Moss Adams LLP.*

Exhibit No.		Description
23.02	—	Consent of Merdinger, Fruchter, Rosen & Corso, PC.*

31	—	Certification of the Principle Executive Officer and the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	—	Certification of the Principle Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on January 9, 2003.
(2)	Incorporated by reference to eUniverse, Inc.’s Form 10-Q filed on February 12, 2004.
(3)	Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on November 6, 2003.
(4)	Incorporated by reference to eUniverse, Inc.’s Definitive Proxy Statement filed on December 30, 2003.
(5)	Incorporated by reference to eUniverse, Inc.’s Form 10 filed on June 15, 1999 (Registration File No. 0-26355).
(6)	Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on June 28, 2000.
(7)	Incorporated by reference to eUniverse, Inc.’s Form 10-K filed on July 16, 2001.
(8)	Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on November 7, 2001.
(9)	Incorporated by reference to eUniverse, Inc.’s Form 10-Q filed on November 14, 2001.
(10)	Incorporated by reference to eUniverse, Inc.’s Form 10-Q filed on February 14, 2002.
(11)	Incorporated by reference to eUniverse, Inc.’s Definitive Proxy Statement filed on October 10, 2002.
(12)	Incorporated by reference to eUniverse, Inc.’s Form 10-K filed on August 22, 2003.
(13)	Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on May 5, 2003.
(14)	Incorporated by reference to eUniverse, Inc.’s Form 10-Q filed on November 13, 2004.