Form 10-Q
period 2004-06-30
Intermix Media, Inc.
filed 2004-08-13
CIK 1088244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File No. 000-26355

Intermix Media, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1556248
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6060 Center Drive, Suite 300, Los Angeles, CA 90045

(310) 215-1001

(Address and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

eUniverse, Inc.

(Former Name)

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

As of August 12, 2004, there were 28,945,000 shares of the Registrant’s common stock, par value $0.001 outstanding.

Intermix Media, Inc.

Form 10-Q

For the Three Months Ended June 30, 2004

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Intermix Media, Inc.

Consolidated Balance Sheets

(In thousands, except par value data - unaudited)

	June 30, 2004	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$3,765	$6,245
Restricted cash	1,311	2,116
Accounts receivable, net	4,078	3,901
Inventories, net	2,606	1,168
Net assets of SkillJam held for sale	12	102
Prepaid expenses and other assets	4,190	3,136

Total current assets	15,962	16,668
Property and equipment, net	2,651	2,454
Goodwill	14,882	14,882
Other intangible assets, net	2,270	2,520
Deposits and other assets	999	974

Total assets	$36,764	$37,498

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,178	$5,793
Accrued expenses	2,722	3,317
Deferred revenue	715	892
Current portion of debt obligations	5,012	5,224
Current portion of capitalized lease obligations	237	489

Total current liabilities	14,864	15,715
Capitalized lease obligations, less current portion	20	33

Total liabilities	14,884	15,748

Stockholders’ equity:
Preferred stock, $0.10 par value; 40,000 shares authorized; 7,607 and 7,627 shares issued and outstanding, respectively	761	763
Common stock, $0.001 par value; 250,000 shares authorized; 28,945 and 28,819 shares issued and outstanding, respectively	29	29
Additional paid-in capital	82,339	82,178
Accumulated deficit	(61,249)	(61,220)

Total stockholders’ equity	21,880	21,750

Total liabilities and stockholders’ equity	$36,764	$37,498

See Notes to Consolidated Financial Statements

Intermix Media, Inc.

Consolidated Statements of Operations

(In thousands, except per share data - unaudited)

	Three Months Ended June 30,
	2004	2003
Revenues	$16,747	$13,003
Cost of revenues	3,993	3,443

Gross profit	12,754	9,560

Operating expenses:
Marketing and sales	6,539	6,028
Product development	1,633	1,525
General and administrative	4,324	3,911
Restatement professional fees	(337)	962
Amortization of other intangible assets	267	320

Total operating expenses	12,426	12,746

Operating income (loss)	328	(3,186)
Interest expense, net	(89)	(85)

Income (loss) from continuing operations before income taxes	239	(3,271)
Income taxes	(5)	—

Income (loss) from continuing operations	234	(3,271)
Income (loss) from discontinued operations, net of income taxes	(104)	223

Net income (loss)	130	(3,048)
Preferred stock dividends and liquidation preference	(170)	(17)

Loss to common stockholders	$(40)	$(3,065)

Income (loss) per common share:
Continuing operations	$—	$(0.13)
Discontinued operations	—	0.01

Basic income (loss) per common share	$—	$(0.12)

Diluted loss per common share	$—	$(0.12)

Basic weighted average common shares	28,853	26,505

Diluted weighted average common shares	31,162	26,505

See Notes to Consolidated Financial Statements

Intermix Media, Inc.

Consolidated Statements of Cash Flows

(in thousands - unaudited)

	Three Months Ended June 30,
	2004	2003
Operating activities:
Net income (loss)	$130	$(3,048)
Net cash provided by (used in) discontinued operations	90	(75)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	379	420
Amortization of other intangible assets	267	320
Other non-cash charges	35	36
Provision (benefit) for doubtful accounts	(93)	505
Changes in other current assets	(1,796)	122
Changes in current liabilities	(337)	(911)

Net cash used in operating activities	(1,325)	(2,631)

Investing activities:
Purchases of property and equipment	(584)	(44)
Purchases of other intangible assets	(67)	—
Deposits and other	—	262

Net cash provided by (used in) investing activities	(651)	218

Financing activities:
Repayment of capital lease obligations	(292)	(306)
Repayment of debt obligations	(212)	—
Proceeds from exercise of stock options	—	157

Net cash used in financing activities	(504)	(149)

Change in cash and cash equivalents	(2,480)	(2,562)
Cash and cash equivalents, beginning of period	6,245	4,663

Cash and cash equivalents, end of period	$3,765	$2,101

Supplemental Cash Flow Information:
Cash paid for interest	$65	$37
Cash paid for income taxes	60	95
Equipment acquired under capital leases	—	106
Preferred stock dividends	159	—

See Notes to Consolidated Financial Statements

Intermix Media, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1. The Company and Basis of Presentation

Intermix Media, Inc. (the “Company”, “we” or “our”), a Delaware Corporation, is an Internet marketing company that offers external marketers a compelling group of entertainment and community-oriented Internet properties and markets and distributes a select group of products and services. The Company conducts operations from facilities located in Los Angeles, California and Mount Vernon, Washington. These financial statements include the accounts of Intermix Media, Inc. and its majority owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation. The Company changed its name from eUniverse, Inc. to Intermix Media, Inc. on July 15, 2004.

These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2004.

Note 2. Accounting Policies

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

Restricted cash and deposits

At June 30, 2004 and March 31, 2004, the Company had $1,311,000 and $1,699,000, respectively of funds held by banks as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. These amounts are reflected as restricted cash. The Company also had $635,000 and $1,051,000 in certificates of deposit at June 30, 2004 and March 31, 2004, respectively which collateralize lease obligations. At March 31, 2004, a $417,000 certificate of deposit was classified as restricted cash and the remaining balances at June 30, 2004 and March 31, 2004 are classified as long-term deposits.

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts receivable by applying a reserve for all accounts receivable outstanding over 60 days based upon historical experience and a specific reserve for accounts with a high likelihood of becoming uncollectible. Bad debt expense was ($93,000) for the first quarter of fiscal year 2005 and $505,000 for the first quarter of fiscal year 2004. The allowance for doubtful accounts was $480,000 at June 30, 2004 and $710,000 at March 31, 2004.

Prepaid expenses

In November 2003, a Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide non-refundable cash advances to Sharman Networks that are recoupable against a sharing of revenues. The Company also issued Sharman Networks 500,000 shares of Company common stock. Sharman Networks is currently bundling one of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks is also currently including channel links on the Kazaa Media Desktop to content provided by the Company. The Company has guaranteed the obligations of the subsidiary. The unrecouped cash advances and the unamortized value of the common stock that are included in prepaid expenses at June 30, 2004 was $1,197,000 and at March 31, 2004 was $1,787,000.

Accrued expenses

Included in accrued expenses are $1,224,000 of accrued compensation at June 30, 2004 and $797,000 at March 31, 2004.

Revenues

Product revenue is generated from the sale of herbal and all-natural ingestible and cosmetic products, collectibles, fitness products, ink cartridges and various niche products. For these transactions, the Company recognizes revenue upon shipment of the products. Fulfillment for these products is handled internally or outsourced to third-parties. Shipping and handling fees charged to customers are included in revenues, and shipping and handling costs are included in cost of revenues.

Subscription and non-refundable membership revenues are recognized ratably over the period that services are provided. Advertising, commerce content and other revenues are recognized as the services are performed or when the goods are delivered. Service revenue also includes fees from the sale of nonrefundable dating credits, which are recognized at the time of use. Deferred revenue consists primarily of prepaid deposits and subscription revenues billed in advance.

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

Barter transactions are recorded at the lower of the estimated fair value of advertising received or the estimated fair value of the advertising given, with the difference recorded as an advance or prepaid expense. Barter advertising expense is recorded in cost of revenues. During the first quarter of fiscal years 2005 and 2004, the Company recorded no bartered advertising revenue.

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

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”. The following table illustrates the effect on loss to common stockholders and income (loss) per share to common stockholders had the Company applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,
	2004	2003
Loss to common stockholders:
As reported	$(40)	$(3,065)
Add stock-based compensation in loss to common stockholders	—	—
Less stock-based compensation expense determined by the fair value method	(620)	(904)

Pro forma loss to common stockholders	$(660)	$(3,969)

Income (loss) per share to common stockholders:
Basic – as reported	$—	$(0.12)

Basic – pro forma	$(0.02)	$(0.15)

Diluted – as reported	$—	$(0.12)

Diluted – pro forma	$(0.02)	$(0.15)

The Company’s first quarter of fiscal years 2005 and 2004 fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended June 30,
	2004	2003
Expected volatility	86% - 134%	86% -134%
Risk free interest rate	2.33%-5.72%	3.86% - 5.72%
Expected lives	5 years	5 years
Dividend rate	—	—

Advertising costs

Advertising costs, except for costs associated with direct-response advertising, are charged to marketing and sales expense when incurred. Included in marketing and sales expense for the first quarter of fiscal years 2005 and 2004, were $3,853,000 and $3,048,000 of advertising and media space costs, respectively. The costs of direct-response advertising are capitalized and amortized to cost of revenues over the period future benefits are expected to be received. Included in discontinued operations for the first quarter of fiscal year 2004 is $760,000 of direct response advertising costs. There were no direct response advertising costs included in discontinued operations in the first quarter of fiscal year 2005.

Discontinued operations

In April 2004, we decided to sell the assets of our SkillJam business unit. We reclassified the revenues and expenses of this business unit to discontinued operations and we reclassified the balance sheet of this business unit to net assets of SkillJam held for sale. This business unit had $1,139,000 in revenues and $1,243,000 in costs and expenses in the first quarter of fiscal year 2005 and $919,000 in revenues and $872,000 in costs and expenses in the first quarter of fiscal year 2004.

In the fourth quarter of fiscal year 2004, we sold the assets of the Body Dome product line. This product line had $1,914,000 in revenues and $1,738,000 in costs and expenses in the first quarter of fiscal year 2004.

We sold the SkillJam business unit to CES Software PLC on July 30, 2004. The sale proceeds were $8 million and we realized a $4.6 million gain on sale of assets, net of income taxes. We paid off a related $1.2 million acquisition earn out obligation to a company owned by two employees. A one year, $1 million escrow was established for certain indemnification obligations and we will record up to an additional $1 million gain on sale depending on the resolution of the indemnification obligations. In addition, we will receive a percentage of the net revenue from the sale of the SkillJam technology to the buyer’s European customers over five years. We have agreed to indemnify CES Software for certain contingent obligations up to the amount of the sale proceeds. We believe this contingency to be remote.

Income per share

Basic income per share is computed as net income (loss) less accretion of the Series A preferred stock and stock dividends on Series C preferred stock divided by the weighted average number of outstanding common shares during the period. Diluted income per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted income per share does not assume the conversion or exercise of securities that would have an anti-dilutive effect. For the first quarter of fiscal year 2005, 2,757,000 stock options, 30,000 stock purchase warrants, 5,892,000 shares of Series A and C preferred stock and 1,250,000 shares issuable upon exercise of convertible debt were excluded from the computation of diluted income per share because their effect is anti-dilutive. For the first quarter of fiscal year 2004, 5,430,000 stock options, 108,000 stock purchase warrants and 2,313,000 shares of Series A and B preferred stock were excluded from the computation of diluted income per share because their effect is anti-dilutive.

The computation of basic and diluted income (loss) per common share is as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Income (loss) from continuing operations	$234	$(3,271)
Preferred stock dividends and liquidation preference	(170)	(17)

Income (loss) available to common stockholders – basic	64	(3,288)
Income (loss) from discontinued operations	(104)	223

Loss available to common stockholders - diluted	$(40)	$(3,065)

Basic weighted average common shares	28,853	26,505
Conversion of Series B preferred stock	1,889	—
Exercise of stock options	382	—
Exercise of stock purchase warrants	38	—

Diluted weighted average common shares	31,162	26,505

Income (loss) per common share:
Continuing operations	$—	$(0.13)
Discontinued operations	—	0.01

Basic income (loss) per common share	$—	$(0.12)

Diluted loss per common share	$—	$(0.12)

Reclassifications

Prior year amounts in the financial statements related to the discontinued SkillJam business unit, the discontinued Body Dome product line and the reconfigured segment disclosures have been reclassified to conform to the current period presentation.

Note 3. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2004	March 31, 2004
Furniture and fixtures	$75	$75
Computers and equipment	3,117	2,656
Equipment under capital leases	1,255	2,495
Leasehold improvements	29	19
Purchased software	858	752

	5,334	5,997
Less: accumulated depreciation and amortization	(2,683)	(3,543)

	$2,651	$2,454

Depreciation and amortization expense was $379,000 for the first quarter of fiscal year 2005 and $420,000 for the first quarter of fiscal year 2004.

Note 4. Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets was $17,152,000 as of June 30, 2004 and $17,402,000 as of March 31, 2004. We assess the potential impairment of goodwill and other intangible assets with indefinite lives in our fourth quarter or whenever events or circumstances suggest that the carrying amount may not be recoverable. We assess the potential impairment of intangible assets with definite lives whenever events or circumstances suggest that the carrying amount may not be recoverable. If the carrying value exceeds fair value, an impairment loss is recognized for the excess. Fair value is determined based on the estimated future cash inflows on a discounted basis attributable to the asset less estimated future cash outflows on a discounted basis. The assessment of the potential impairment of goodwill and other intangible assets requires significant judgment and estimates. No indicators of impairment were identified in the first quarter of fiscal years 2005 or 2004.

Other intangible assets consist of the following (in thousands):

	June 30, 2004	March 31, 2004
Customer lists	$2,243	$2,243
Domain names	1,742	1,700
License agreements	315	315
Websites	1,210	1,210
Other	659	684

	6,169	6,152
Less: accumulated amortization	(3,899)	(3,632)

	$2,270	$2,520

Amortization expense for other intangible assets was $267,000 for the first quarter of fiscal 2005 and $320,000 for the first quarter of fiscal 2004. Amortization expense for other intangible assets for future years ending March 31 is as follows (in thousands):

2005 (remaining nine months)	$724
2006	782
2007	370
2008	202
Thereafter	192

$2,270

Note 5. Debt Obligations and Capital Leases

Debt obligations consist of the following (in thousands):

	June 30, 2004	March 31, 2004
550 Digital Media Ventures – Affiliate (1)	$2,404	$2,404
VantagePoint – Affiliate (2)	2,500	2,500
SFX Entertainment, Inc. (3)	108	320

	5,012	5,224
Less: current portion of debt obligations	(5,012)	(5,224)

	$—	$—

(1)	550 Digital Media Ventures, Inc. (“550 DMV”) is an indirect subsidiary of Sony Corporation of America. The due date of the principal and interest on this note is March 31, 2005. This note bears interest at prime plus 2%, is collateralized by a security interest in the Company’s assets and is convertible into Series B preferred stock after March 31, 2005.

In July 2003, an affiliate of VantagePoint Venture Partners (along with its other affiliates “VantagePoint”) acquired an option from 550 DMV, to purchase 3,050,000 shares of Company common stock and 1,750,000 shares of Company Series B preferred stock. Under the terms of the option, 550 DMV would retain the right to receive a portion of the profit from the resale of those securities by VantagePoint under certain circumstances. In October 2003, VantagePoint partially exercised the option and purchased 454,545 shares of Series B preferred stock from 550 DMV. In April 2004, VantagePoint exercised the remainder of the option. At that time, VantagePoint also negotiated the right to purchase the $2.4 million convertible note of the Company from 550 DMV for $1.8 million and 550 DMV agreed to waive its participation in the profit from the resale of the option shares acquired by VantagePoint if VantagePoint purchased the note. In connection with the Company’s sale of the SkillJam assets in July 2004, the Company secured from VantagePoint, and VantagePoint assigned to the Company for no consideration, its right to purchase the 550 DMV note and the Company repurchased the note for $1.8 million and realized a $628,000 gain on debt extinguishment. The security interest in the Company’s assets was terminated when the note was repaid.

(2)	The note bears interest at 8%, is collateralized by a security interest in all of the Company’s assets and is due October 31, 2004. VantagePoint may convert the note into Series C-1 preferred stock, at the rate of one share for each $2.00 of principal. This note must either be converted into Series C-1 preferred stock or repaid by October 31, 2004, as determined by VantagePoint.
(3)	Principal and interest payments are due through August 2004 and the note has an effective interest rate of 9.7%. This note is collateralized by 2,600,000 shares of the Company’s common stock owned by the Company’s former Chairman and Chief Executive Officer.

The following are payments due under capitalized leases and the present value of future minimum rentals for future years ending March 31 (in thousands):

2005 (remaining nine months)	$230
2006	24
Thereafter	10

Total minimum lease payments	264
Less: amounts representing interest	(7)

Present value of net minimum lease payments	257
Less: current portion of capital lease obligations	(237)

Long-term obligations under capital leases	$20

Equipment with a cost of $1,255,000 at June 30, 2004 is collateral for the capital lease obligations.

Note 6. Commitments and Contingencies

Operating leases

The Company leases various facilities under non-cancelable operating lease agreements that expire within the next two years. Minimum lease payments under these non-cancelable operating leases for future years ending March 31 are as follows (in thousands):

2005 (remaining nine months)	$775
2006	714

Total	$1,489

Rent expense was $285,000 in the first quarter of fiscal year 2005 and $303,000 in the first quarter of fiscal year 2004.

Accounting restatement

In fiscal year 2004, the Company restated previously reported quarterly financial results for the first three quarters of fiscal year 2003 because of accounting errors it had identified in the Company’s financial statements. The NASDAQ Listing Qualifications Hearings Panel (the “Panel”) decided to delist the Company’s securities from The NASDAQ SmallCap Market on September 2, 2003. The Company appealed the Panel’s decision and on March 15, 2004, the Panel decided to not re-list the Company’s common stock on The NASDAQ SmallCap Market. The Company then appealed the Panel’s decision. We recently dropped the appeal and we are exploring other national listing options.

Legal proceedings

As previously reported, on May 13, 2003 SoftwareOnline.com, Inc., a Washington corporation with its principal place of business in King County, Washington (“SoftwareOnline”), filed a complaint against the Company in the United States District Court for the Western District of Washington at Seattle. SoftwareOnline alleged breach of a nondisclosure agreement and misappropriation of trade secrets and trade dress related to the Company’s online marketing and sales of downloadable software. The parties have reached a mediated settlement of this matter which the Company does not believe will have a material adverse effect on the Company.

As previously reported, on January 31, 2003 Arcade Planet, Inc. (“Arcade Planet”), a California corporation, filed a patent infringement complaint against the Company in the United States District Court for the District of Nevada. The complaint filed by Arcade Planet alleges that online skill-based gaming services offered by the Company infringes a patent held by Arcade Planet entitled the “918 Patent.” The complaint seeks to prevent future infringement of the 918 Patent and compensation for lost profits or royalty damages. On April 9, 2003, the Company filed an answer denying Arcade Planet’s allegations and seeking declaratory judgment from the Court that the Company has not infringed the 918 Patent and that the claims of the 918 Patent are invalid and unenforceable. On July 18, 2003, the Court stayed this action until the United States Patent and Trademark Office reexamines a substantial new question of patentability affecting certain claims underlying the 918 Patent. The Company disputes Arcade Planet’s claims, believes that they are without merit and will vigorously defend itself in this matter. There have been no material developments in this matter since the Company’s last report.

As previously reported, on October 14, 2003, several purported stockholder class action lawsuits previously filed against the Company and several current and former Company officers and/or employees in the United States District Court for the Central District of California were consolidated into one action and lead counsel and plaintiff were appointed (the “Securities Litigation”). The Securities Litigation arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes allegations of, among other things, intentionally false and misleading statements regarding the Company’s business prospects, financial condition and performance. On December 17, 2003, plaintiffs in the Securities Litigation filed their amended and consolidated class action complaint reiterating those allegations and also naming the Company’s former auditor as an additional defendant. The Company and other defendants filed motions to dismiss the lawsuit for, among other things, the failure of the complaint to state a valid claim for violation of securities laws. On June 9, 2004, the Court granted the Company’s and other defendants’ motions to dismiss the lawsuit and plaintiffs were permitted to file an amended complaint. On July 15, 2004, the Securities Litigation was stayed until October 13, 2004, in order to attempt a mediated settlement of the claims asserted in the matter.

Also as previously reported, two purported stockholder derivative actions, which are substantially similar, are pending against various current and former Company directors, officers, and/or employees. One of the actions is pending in the United States District Court for the Central District of California and the other, formerly two actions which have been consolidated, is pending in the Superior Court of California for the County of Los Angeles (collectively, the “Derivative Litigation”). The Derivative Litigation similarly arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes claims of breach of fiduciary duty in connection with the restatement and in connection with allegedly improper insider sales of Company stock by one officer and one former Company employee. On January 12, 2004, the Company filed a motion to dismiss plaintiffs’ consolidated derivative complaint in the State Court derivative action on the grounds, among others, that plaintiffs have not pled, and will not be able to plead, facts sufficient to demonstrate that demand on the Company’s Board of Directors would have been futile. On April 27, 2004, the Company’s motion, as well as those filed by the individual defendants in the case, were sustained in their entirety and plaintiffs were given leave to amend their complaint with respect to all but one claim. On May 27, 2004, plaintiffs filed an amended consolidated derivative complaint which essentially replicated the allegations made in the Securities Litigation. The Company and individual defendants have again filed motions to dismiss the lawsuit based on, among other grounds, the failure of plaintiffs to remedy the deficiencies that prompted dismissal of the original consolidated complaint. Discovery in the action remains stayed. The Federal Court derivative action has been stayed pending determination of whether plaintiffs in the Securities Litigation will be able to state a claim against the defendants.

The Company intends to vigorously defend itself in the Securities Litigation and to address the Derivative Litigation as appropriate. Defending against existing and potential securities and class action litigation relating to the fiscal year 2003 accounting restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses were ultimately unsuccessful, or if the Company were unable to achieve a favorable settlement, the Company could be liable for large damage awards that could seriously harm its business and results of operations. While one of the Company’s insurance carriers has agreed that certain claims made in the lawsuits are covered by a directors and officers’ insurance policy, such coverage is subject to the limits and other terms and conditions of the policy. The Company cannot predict how much of the ongoing litigation costs or any eventual settlement or judgment, if any, will be reimbursed by the insurance carrier.

As previously reported, on January 22, 2004, Bridge Ventures, Inc. (“Bridge”) and Saggi Capital Corp. (“Saggi”), both Florida corporations, filed a demand for arbitration with the American Arbitration Association in Los Angeles pursuant to a settlement agreement between Bridge and Saggi on the one hand, and the Company on the other, dated as of February 13, 2003. The settlement agreement resolved, among other things, disputes relating to warrants to purchase Company common stock previously issued to Bridge and Saggi relating to a consulting agreement between Saggi and the Company. The demand for arbitration filed by Bridge and Saggi alleges securities and common law fraud in connection with the settlement agreement based on Saggi’s and Bridge’s contention that the Company knew, or was reckless in not knowing, that its financial statements and public comments on financial results were materially inaccurate at the time of entering into the settlement agreement. Saggi and Bridge are seeking compensatory damages in excess of $968,000, punitive damages in an unspecified amount, and costs and fees. The Company disputes Saggi’s and Bridge’s claims and allegations, believes that they are without merit and intends to vigorously defend itself in this action. There have been no material developments in this matter since the Company’s last report.

As previously reported, on December 11, 2003, Brad Greenspan, the Company’s former Chairman and Chief Executive Officer, filed a complaint against the Company, each of the Company’s directors and the Company’s Series C preferred stockholders in the Court of Chancery of the State of Delaware in and for New Castle County. The complaint challenged various actions taken by the Company and its Board of Directors in advance of the Company’s 2003 annual meeting of stockholders, which was held on January 29, 2004. The Company and the Company’s directors denied Mr. Greenspan’s allegations and claims as factually incorrect and otherwise without merit. On July 8, 2004, Mr. Greenspan filed a motion to dismiss the action as moot and for an award of attorneys’ fees and costs in the amount of $320,000. The Company agrees that the lawsuit should be dismissed but has opposed the application for fees and costs.

Note 7. Stockholders’ Equity and Equity Compensation Plans

In the first quarter of fiscal year 2005, no shares of Series A preferred stock were converted into shares of common stock. In the first quarter of fiscal year 2004, 44,000 shares of Series A preferred stock were converted into 54,000 shares of common stock. As of June 30, 2004, there are 194,000 outstanding shares of Series A preferred stock that are convertible into 255,000 shares of common stock at the current conversion rate. In the first quarter of fiscal year 2005, 126,000 shares of Series B preferred stock were converted into 126,000 shares of common stock. In the first quarter of fiscal year 2004, no shares of Series B preferred stock were converted into shares of common stock. As of June 30, 2004, there are 1,797,000 outstanding shares of Series B preferred stock and 5,616,000 outstanding shares of Series C preferred stock that are convertible into 7,413,000 shares of common stock at the current conversion rates. In the first quarter of fiscal year 2005, the Company issued 106,000 shares of Series C preferred stock to Series C stockholders as dividends.

The following is a summary of stock option activity (in thousands, except per share data):

	Three Months Ended June 30,
	2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,844	$2.28	7,602	$3.25
Granted	617	2.09	—	—
Exercised	—	—	(26)	2.16
Cancelled	(631)	2.33	(2,146)	4.61

Outstanding at end of period	7,830	2.25	5,430	2.71

Exercisable at end of period	3,664	2.55	3,426	2.66

The following table summarizes information about stock options outstanding at June 30, 2004 (in thousands, except per share data):

	Options Outstanding		Options Exercisable
Price Range	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.01-7.00	148	$5.92	140	$5.95
3.01-5.00	183	3.86	104	3.86
1.00-3.00	7,499	2.14	3,420	2.37

	7,830		3,664

The following is a summary of stock purchase warrant activity (in thousands, except per share data):

	Three Months Ended June 30,
	2004		2003
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	258	$2.20	353	$2.05
Granted	—	—	—	—
Exercised	—	—	(235)	2.07
Cancelled	—	—	(10)	5.10

Outstanding at end of period	258	2.20	108	2.66

Exercisable at end of period	258	2.20	108	2.66

Note 8. Income Taxes

The utilization of net operating losses is subject to annual limitations if a change in ownership by 5% or more stockholders, within a three-year period, that aggregates 50 percentage points or more occurs. The aggregate change in ownership by our stockholders exceeded 50 percentage points in fiscal year 2004 and therefore, the utilization of our net operating losses will be limited. We are in the process of determining the annual limitation on the use of our net operating losses. Based on preliminary estimates of the annual limitation, approximately $5 million of Federal net operating losses per year will be available for the next five years.

Note 9. Segment Disclosures

Using the criteria established by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently operates in two business segments. The Company does not allocate any operating expenses other than direct cost of revenues to its segments, as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses is material in evaluating the segment’s performance.

Summarized information by segment from internal management reports is as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Revenues:
Products marketing	$10,557	$7,025
Network	6,190	5,978

Total revenues	$16,747	$13,003

Gross Profit:
Products marketing	$6,766	$4,120
Network	5,988	5,440

Total gross profit	$12,754	$9,560

During the first quarter of fiscal year 2005, two customers exceeded 10% of segment revenues. These two customers represented 31% and 11%, respectively of network segment revenues. In the product marketing segment, the top 10 customers were less than 1% of segment revenues. In the network segment, the top 10 customers were approximately 54% of segment revenues. Revenues from the sale of Body Shape, Dream Shape and Hydroderm products were approximately 20%, 20% and 37%, respectively of first quarter fiscal year 2005 product marketing revenues. Most of the products sold in the first quarter of fiscal year 2005 were purchased from three vendors.

During the first quarter of fiscal year 2004, no customer exceeded 10% of segment revenues. In the product marketing segment, the top 10 customers were less than 1% of segment revenues. In the network segment, the top 10 customers were approximately 29% of segment revenues.

The Company does not allocate assets to business segments because product marketing and network segment assets minus liabilities, other than goodwill and other intangible assets, are not significant. Goodwill and other intangible assets by business segment have not changed significantly since March 31, 2004.

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

Recent Events

On May 31, 2004, Bradley Ward resigned from the Board of Directors and on June 1, 2004, James Quandt was appointed to the Board of Directors.

The Company changed its name from eUniverse, Inc. to Intermix Media, Inc. on July 15, 2004. On July 15, 2004, the Company’s trading symbol changed from EUNI to IMIX.

On July 15, 2004, we agreed to purchase the assets of Supernation, LLC, which includes the Superdudes gaming network, for approximately $2 million in cash and stock. This acquisition is subject to customary closing conditions associated with the transfer of assets, including obtaining certain third party consents, and is expected to close in August 2004. On July 14, 2004, the Company’s Board of Directors, upon the recommendation of the Company’s Audit Committee, adopted a resolution which grants a waiver of the conflict of interest provision contained in our Financial Code of Professional Conduct to Mr. Richard Rosenblatt, the Company’s Chief Executive Officer, in connection with the acquisition of the Supernation assets. Mr. Rosenblatt owns approximately 25% of the Supernation member interests. Mr. Rosenblatt has agreed to sell his member interests in Supernation to avoid any participation in the future earn out proceeds so as to not have an ongoing potential conflict of interest.

We sold the assets of our SkillJam business unit to CES Software PLC on July 30, 2004. The sales proceeds were $8 million and the Company realized a $4.6 million gain on sale of assets, net of income taxes. We used $1.8 million of the sale proceeds to repay a $2.4 million convertible note payable to an affiliate of Sony Corporation of America and will record a $628,000 gain on debt extinguished.

Business Segments

We group the Company’s businesses into two business segments, the product marketing segment and the network segment. Our revenues are predominately generated from a combination of credit card sales of the Company’s products by our product marketing segment and invoiced sales of paid advertising by our network website businesses. Prior to the fourth quarter of fiscal year 2004, we combined our products, services and gaming businesses into one segment called the products and services business segment. Due to a change in internal reporting, we now report our gaming and non-product businesses in the network segment. The network segment was previously referred to as the media and advertising business segment and this segment now includes our gaming and non-product businesses. The fiscal year 2004 segment disclosures have been reclassified to be consistent with the fiscal year 2005 presentation.

Product marketing segment revenues consist of the sale of merchandise over the Internet, subscriptions to our websites and activity-based fees. We sell various products through e-commerce websites and telemarketing centers. Customers are obtained by online advertising on both Company-owned and third party websites and by television, radio and print advertising. These products change over time and include herbal and all-natural ingestible and cosmetic products, collectibles, ink cartridges and various niche products. The Company continuously tests product offerings to determine customer acquisition costs and revenue potential and the most effective marketing programs.

We have a diverse network of websites that provide entertainment and community oriented content (the “Intermix Media Network”). We earn paid advertising revenues through a variety of traditional ad units such as banner, skyscraper, pop-up and interstitial ads, targeted E-mail marketing, paid search marketing, lead generation marketing and affiliate marketing. Our advertising is primarily performance based with pricing based on the number of times our audience views the ad or performs a specific action, or clicks through to the customer’s website. The Intermix Media Network also has websites that generate subscription revenues, provide marketing services and conduct transaction-based revenues in addition to the websites that are primarily paid advertising based.

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

Reserve for deferred tax assets

The Company accounts for income taxes in accordance with the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not assured, we establish a valuation allowance. When this allowance is established, or increases or decreases in the future, we increase or decrease our income tax expense. If our estimate of the likelihood of future taxable income proves to be incorrect, adjustments to income tax expense could be required. At June 30, 2004, we fully reserved our deferred tax assets since we believe that realization is not reasonably assured at this time. If the Company has operating income from continuing operations this fiscal year, we intend to reassess the need to fully reserve our deferred tax assets.

Results of Operations

The following table sets forth consolidated statement of operations data expressed as a percentage of revenues:

	Three Months Ended June 30,
	2004	2003
Revenues:
Product marketing	63.0%	54.0%
Network	37.0	46.0

Total	100.0	100.0

Cost of revenues:
Product marketing	22.6	22.3
Network	1.2	4.2

Total	23.8	26.5

Operating expenses:
Marketing and sales	39.0	46.4
Product development	9.8	11.7
General and administrative	25.8	30.0
Restatement professional fees	(2.0)	7.4
Amortization of other intangible assets	1.6	2.5

Total operating expenses	74.2	98.0

Operating income (loss)	2.0	(24.5)
Interest expense, net	(0.6)	(0.7)

Income (loss) from continuing operations before income taxes	1.4	(25.2)
Income taxes	—	—

Income (loss) from continuing operations	1.4	(25.2)
Income (loss) from discontinued operations	(0.6)	1.8

Net income (loss)	0.8%	(23.4	) %

Revenues

Revenues increased 29% to $16.7 million in the first quarter of fiscal year 2005 from $13.0 million in the first quarter of fiscal year 2004. The increase in revenues was attributable to both business segments with the product marketing segment producing $10.5 million in revenues in the first quarter of fiscal year 2005 compared to $7.0 million in the same quarter last year, and the network segment producing $6.2 million in revenues in the first quarter of fiscal year 2005 compared to $6.0 million in the same quarter last year.

For the first quarter of fiscal year 2005, product marketing segment revenues increased by 50% to $10.5 million compared to the same quarter last year. The Alena business unit produced $6.0 million in increased revenues in the first quarter of fiscal year 2005 compared to the same quarter last year due to higher continuity program sales of the Body Shape, Dream Shape and Hydroderm product lines in the current quarter. ResponseBase product revenues declined by $1.6 million in the first quarter of fiscal year 2005 compared to the same quarter last year due to lower sales of seasonal and limited life products in the current quarter. We also experienced a $271,000 decline in revenues at our ink cartridge business unit in the first quarter of fiscal year 2005 compared to the same quarter last year due to lower spending on the acquisition of new customers.

For the first quarter of fiscal year 2005, network segment revenues increased by 4% to $6.2 million compared to the same quarter last year. The increase in revenues was due to $1.9 million of higher advertising revenues from application downloads and advertising rate increases on the Intermix Network of websites, partially offset by lower subscription revenues on our dating website and lower E-mail revenues. We also realized $128,000 of higher revenues at our Cases Ladder business due to an increase in the number of customers.

We occasionally enter into barter or non-cash advertising transactions where we exchange advertising on our websites for similarly valued online advertising or other services. We typically use barter transactions to test prospective media and advertising purchases or sales campaigns with the anticipation of additional advertising business. There was no barter revenue in either quarter.

Cost of Revenues

Cost of revenues are primarily associated with the product marketing segment and consist of the cost of products, warehouse, fulfillment and shipping costs, and credit card fees. The cost of revenues increased to $4.0 million in the first quarter of fiscal year 2005 from $3.4 million in the first quarter of fiscal year 2004 due to higher revenues. The gross profit margin of the product marketing segment was 64% in the first quarter of fiscal year 2005 compared to 59% in the same quarter last year. The gross profit margin improvement was due to cost reductions and a greater percentage of revenues by the Alena business unit which has a lower cost of revenues, partially offset by higher product costs by the ink cartridge business unit. Cost of network segment revenues was $202,000 in the first quarter of fiscal year 2005 compared to $538,000 in the same quarter last year. We expect the gross profit margin for the product marketing segment to be approximately 65% in fiscal year 2005.

Marketing and Sales

Marketing and sales costs consist primarily of fees paid to third parties for media space, bad debts, advertising revenue sharing arrangements, promotional and advertising costs, personnel costs, commissions, agency and consulting fees and allocated overhead costs. The Company also has a direct sales force that sells our inventory of advertising to advertisers and advertising agencies.

Marketing and sales costs were $6.5 million in the first quarter of fiscal year 2005 compared to $6.0 million in the first quarter of fiscal year 2004, but were 39% of revenues for the first quarter of fiscal year 2005 compared to 46% of revenues for the same quarter last year. Advertising and related revenue sharing expenses increased by $1.4 million in the first quarter of fiscal year 2005 due to higher spending on continuity program customer acquisition and download advertising revenue sharing arrangements. Outside services increased by $256,000 due to higher third party call center customer support costs in the current quarter at our Alena business unit. Salary expense decreased by $481,000 due to fewer personnel in the first quarter of fiscal year 2005 and bad debt expense decreased by $598,000 due to improved customer credit granting experience. We expect marketing and sales costs to decrease to about 37% of revenues in fiscal year 2005.

Product Development

Product development costs consist of payroll and related expenses for developing and maintaining the Company’s websites, developing and maintaining key proprietary technology, and developing proprietary products and services. Product development costs increased to $1.6 million or 10% of revenues for the first quarter of fiscal year 2005, from $1.5 million or 12% of revenues for the same quarter last year. The current quarter expense increase was a result of $91,000 of higher salaries. We expect product development costs in fiscal year 2005 will remain about the same as fiscal year 2004.

General and Administrative

General and administrative costs consist of payroll and related costs for executive, finance, legal, human resources and administrative personnel, recruiting and professional fees, internet, rent, insurance, depreciation and amortization and other general corporate expenses. General and administrative costs increased to $4.3 million, amounting to 26% of revenues for the first quarter of fiscal year 2005, from $3.9 million or 30% of revenues for the same quarter last year. Salaries expense increased $407,000 in the first quarter of fiscal year 2005 compared to the same quarter last year due to higher bonus expense in the current quarter. Insurance expense increased $244,000 in the current quarter due to insurance rate increases and increased revenue-based insurance costs. The current quarter also includes $244,000 of amortization of the value the common stock given to Sharman Networks as part of the download application agreements. For fiscal year 2005, we anticipate that general and administrative costs will increase overall, but will be decrease to about 25% of revenues.

Restatement Professional Fees

We incurred approximately $121,000 of restatement professional fees in the first quarter of fiscal year 2005. These costs consist of legal expenses and other costs, including litigation and regulatory costs, related to the restatement of our financial statements for the first three quarters of fiscal year 2003. These costs are expected to continue in fiscal year 2005. We recorded a $458,000 insurance reimbursement in the first quarter ended June 30, 2004 of first quarter and prior year legal costs. We do not know how long the litigation and regulatory matters will continue or how much each will cost. In the first quarter of fiscal year 2004, we incurred approximately $962,000 of restatement professional fees.

Amortization of Other Intangible Assets

In the first quarter of fiscal year 2005, amortization of other intangible assets was $267,000 compared to $320,000 in the same quarter last year.

Income Taxes

We recorded $5,000 of income tax expense in the first quarter of fiscal year 2005 for minimum taxes due on the utilization of net operating loss carry forwards. The Company recorded no tax benefit for the first quarter of fiscal year 2004.

Income (Loss) from Discontinued Operations

In April 2004, we decided to sell the assets of our SkillJam business unit. We reclassified the revenues and expenses of this business unit to discontinued operations and we reclassified the balance sheet of this business unit to net assets of SkillJam held for sale. This business unit had $1,139,000 in revenues and $1,243,000 in costs and expenses in the first quarter of fiscal year 2005 and $919,000 in revenues and $872,000 in costs and expenses in the first quarter of fiscal year 2004.

In the fourth quarter of fiscal year 2004, we sold the assets of the Body Dome business unit. This business unit had $1,914,000 in revenues and $1,738,000 in costs and expenses in the first quarter of fiscal year 2004.

We sold the SkillJam business unit to CES Software PLC on July 30, 2004. The sale proceeds were $8 million and we realized a $4.6 million gain on sale of assets, net of income taxes. We paid off a related $1.2 million acquisition earn out obligation to company owned by two employees. A one year, $1 million escrow was established for certain indemnification obligations and we will record up to an additional $1 million gain on sale depending on the resolution of the indemnification obligations. In addition, we will receive a percentage of the net revenue from the sale of the SkillJam technology to the buyer’s European customers over five years. We have agreed to indemnify CES Software for certain contingent obligations up to the amount of the sale proceeds. We believe this contingency to be remote.

Liquidity and Capital Resources

Net cash used in operating activities was ($1.3) million in the first quarter of fiscal year 2005 compared to ($2.6) million in the first quarter of fiscal year 2004. The net cash used in operating activities in the first quarter of fiscal year 2005 was primarily due to an increase in current assets and a decrease in current liabilities, partially offset by the income from operations and non-cash expenses. The net cash used in operating activities in the first quarter of fiscal year 2004 was primarily due to the loss from operations and a decrease in current liabilities, partially offset by non-cash expenses and a decrease in current assets.

Net cash provided by (used in) investing activities was ($651,000) in the first quarter of fiscal year 2005 compared to $218,000 in the first quarter of fiscal year 2004. Net cash used in investing activities in the first quarter of fiscal year 2005 was from the purchase of computer and network equipment, and intangible assets. Net cash provided by investing activities in the first quarter of fiscal year 2004 was from the reduction in a certificate of deposit used to secure a capital lease obligation, partially offset by the purchase of computer equipment.

Net cash used in financing activities was ($504,000) in the first quarter of fiscal year 2005 compared to ($149,000) in the first quarter of fiscal year 2004. Net cash used in financing activities in the first quarter of fiscal year 2005 was due to the repayment of capital lease and debt obligations. Net cash used in financing activities in the first quarter of fiscal year 2004 was due to the repayment of capital lease obligations, partially offset by the proceeds from the exercise of stock options.

As of June 30, 2004, we had $3.8 million of cash and cash equivalents and $1.9 million in restricted cash, and $1.1 million in working capital. As of March 31, 2004, we had $6.2 million in cash and cash equivalents and $2.8 million in restricted cash, and $953,000 in working capital. The decrease in total cash from March 31, 2004 to June 30, 2004 was primarily due an increase in current assets, a decrease in current liabilities, purchases of property and equipment and the repayment of capital lease and debt obligations.

In July 2003, VantagePoint acquired an option from 550 DMV, to purchase 3,050,000 shares of Company common stock and 1,750,000 shares of Company Series B preferred stock. Under the terms of the option, 550 DMV would retain the right to receive a portion of the profit from the resale of those securities by VantagePoint under certain circumstances. In October 2003, VantagePoint partially exercised the option and purchased 454,545 shares of Series B preferred stock from 550 DMV. In April 2004, VantagePoint exercised the remainder of the option. At that time, VantagePoint also negotiated the right to purchase the $2.4 million convertible note of the Company from 550 DMV for $1.8 million and 550 DMV agreed to waive its participation in the profit from the resale of the option shares acquired by VantagePoint if VantagePoint purchased the note. In connection with the Company’s sale of the SkillJam assets in July 2004, the Company secured from VantagePoint, and VantagePoint assigned to the Company for no consideration, its right to purchase the 550 DMV note and the Company repurchased the note for $1.8 million and realized a $628,000 gain on debt extinguishment.

We have a $2.5 million convertible note due to VantagePoint that will either be converted into Series C preferred stock by October 31, 2004 or will need to be repaid, as determined by VantagePoint. We have enough cash and available borrowing capacity to fund our business for at least the next 12 months and repay the VantagePoint note, if necessary.

We sold the SkillJam business unit to CES Software PLC on July 30, 2004. The sale proceeds were $8 million. A one year, $1 million escrow was established for certain indemnification obligations and we will receive up to an additional $1 million from the escrow depending on the resolution of the indemnification obligations. We have agreed to indemnify CES Software for certain contingent obligations up to the amount of the sale proceeds. We believe this contingency to be remote.

In November 2003, a Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide non-refundable cash advances to Sharman Networks that are recoupable against a sharing of revenues. The Company also issued Sharman Networks 500,000 shares of Company common stock. Sharman Networks is currently bundling one of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks is also currently including channel links on the Kazaa Media Desktop to content provided by the Company. The Company has guaranteed the obligations of the newly formed subsidiary. The unrecouped cash advances and the unamortized value of the common stock that are included in prepaid expenses at June 30, 2004 was $1,197,000.

At June 30, 2004, the Company had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party, or unconsolidated entities.

Contractual Obligations

We have outstanding notes payable maturing at various dates through March 31, 2005. We also lease facilities and equipment under various capital and operating lease agreements expiring at various dates through March 2008.

Our material contractual obligations at June 30, 2004 are as follow (in thousands):

Contractual Obligations	Total Amounts Committed	9 Months Ended March 31, 2005	March 31, 2006	Thereafter
Convertible note payable to 550 Digital Media Ventures	$2,404	$2,404	$—	$—
Note payable to SFX Entertainment, Inc.	108	108	—	—
Convertible note payable to VantagePoint	2,500	2,500	—	—
Capital lease obligations	264	230	24	10
Operating lease obligations	1,489	775	714	—

Total contractual obligations	$6,765	$6,017	$738	$10

Risk Factors

NASDAQ delisted our common stock and there is no guarantee of a suitable alternative.

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

The Company appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council (the “Listing Council”) and on December 2, 2003, the Listing Council rendered a decision on the Company’s appeal. The Listing Council noted that the Company was now current in its public filing requirements and that events occurring subsequent to the Panel’s August 28, 2003 decision may address the public interest concerns. The Listing Council instructed the Panel to determine whether public interest concerns continue to exist and to determine if there are any other deficiencies under NASDAQ’s continued listing standards. The Panel conducted their investigation and on March 15, 2004 rendered their decision. The Panel acknowledged the conclusion of the NASDAQ Staff that no public interest concerns currently exist related to the accounting and internal control issues addressed in the Audit Committee’s investigation report. Nevertheless, citing the Company’s failure to comply with requirements for listing, both while previously listed and subsequently in connection with the Company’s financing transactions, the Panel determined that re-listing of the Company’s securities at this time would not be in the best interests of the investing public or NASDAQ. The Company appealed the Panel’s decision to the Listing Council. The Company recently dropped the appeal and is evaluating other options for an exchange or quotation system listing of the Company’s stock. We cannot predict what other listing options may become available to the Company.

If we do not resume trading on an exchange or quotation system, trading in our common stock could be conducted in the over-the-counter market on the OTC Bulletin Board, or where it is currently traded in what is commonly referred to as the “Pink Sheets.” Continued trading in the over-the-counter market or the “Pink Sheets” could further damage our general business reputation and could impair our ability to raise funds. This could further adversely affect our stock price and limit our ability to grow our business. Furthermore, if our shares continue to be traded on the over-the-counter bulletin board or the “Pink Sheets,” their value could be negatively affected because stocks which trade on the over-the-counter bulletin board or the “Pink Sheets” tend to be less liquid and trade with larger variations between the bid and ask price than, for example, stocks on The NASDAQ SmallCap Market.

Litigation and regulatory proceedings regarding the restatement of our financial statements could seriously harm our business.

As previously reported, on October 14, 2003, several purported stockholder class action lawsuits previously filed against the Company and several current and former Company officers and/or employees in the United States District Court for the Central District of California were consolidated into one action and lead counsel and plaintiff were appointed (the “Securities Litigation”). The Securities Litigation arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes allegations of, among other things, intentionally false and misleading statements regarding the Company’s business prospects, financial condition and performance. On December 17, 2003, plaintiffs in the Securities Litigation filed their amended and consolidated class action complaint reiterating those allegations and also naming the Company’s former auditor as an additional defendant. The Company and other defendants filed motions to dismiss the lawsuit for, among other things, the failure of the complaint to state a valid claim for violation of securities laws. On June 9, 2004, the Court granted the Company’s and other defendants’ motions to dismiss the lawsuit and plaintiffs were permitted to file an amended complaint. On July 15, 2004, the Securities Litigation was stayed until October 13, 2004, in order to attempt a mediated settlement of the claims asserted in the matter.

Also as previously reported, two purported stockholder derivative actions, which are substantially similar, are pending against various current and former Company directors, officers, and/or employees. One of the actions is pending in the United States District Court for the Central District of California and the other, formerly two actions which have been consolidated, is pending in the Superior Court of California for the County of Los Angeles (collectively, the “Derivative Litigation”). The Derivative Litigation similarly arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes claims of breach of fiduciary duty in connection with the restatement and in connection with allegedly improper insider sales of Company stock by one officer and one former Company employee. On January 12, 2004, the Company filed a motion to dismiss plaintiffs’ consolidated derivative complaint in the State Court derivative action on the grounds, among others, that plaintiffs have not pled, and will not be able to plead, facts sufficient to demonstrate that demand on the Company’s Board of Directors would have been futile. On April 27, 2004, the Company’s motion, as well as those filed by the individual defendants in the case, were sustained in there entirety and plaintiffs were given leave to amend their complaint with respect to all but one claim. On May 27, 2004, plaintiffs filed an amended consolidated derivative complaint which essentially replicated the allegations made in the Securities Litigation. The Company and individual defendants have again filed motions to dismiss the lawsuit based on, among other grounds, the failure of plaintiffs to remedy the deficiencies that prompted dismissal of the original consolidated complaint. Discovery in the action remains stayed. The Federal Court derivative action has been stayed pending determination of whether plaintiffs in the Securities Litigation will be able to state a claim against the defendants.

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

In addition, the SEC has been conducting an informal inquiry regarding the circumstances leading up to the accounting restatement. Responding to any such review could require significant diversion of management’s attention and resources in the future. For example, if the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we are unsuccessful in defending against this or other investigations or proceedings, we may face penalties or fines that could seriously harm our business and results of operations.

Failure or circumvention of our controls or procedures could seriously harm our business.

An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. A failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

We are controlled by our management, preferred stockholders, large common stockholders and members of our Board of Directors whose interests may differ from those of other stockholders.

As of June 30, 2004, our executive officers, common and preferred stockholders holding a 5% or greater beneficial ownership in our securities and members of our Board of Directors beneficially own approximately 54% of our common stock on an as-converted basis, excluding stock options, warrants to purchase common stock and convertible debt. As a result, our executive officers, our large common and preferred stockholders, and our directors would be able to influence the outcome of matters requiring a stockholder vote, including the election of directors, the issuance of new securities and the approval of significant transactions, thereby controlling our affairs and our management. The interests of our executive officers, our large common and preferred stockholders, and our directors may conflict with the interests of our other stockholders and may delay, defer or prevent a change in control of our Company, or make some transactions more difficult or impossible. Examples of potentially conflicting transactions include the issuance of additional preferred securities, proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price of our common stock.

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

As of June 30, 2004, we had 7,830,000 outstanding stock options and 258,000 outstanding warrants to purchase our common stock.

As of June 30, 2004, we had 194,000 shares of our Series A preferred stock outstanding. The Series A preferred stock may be converted into our common stock at the then-applicable conversion rate. The Series A preferred stock has a $3.60 per share liquidation preference which increases at the rate of 6% per annum. Each share of Series A preferred stock may be converted to common stock at a rate of one share of common stock for each $3.60 of liquidation preference. The liquidation preference was $4.73 as of June 30, 2004. Because of the 6% accretion factor, each share of Series A preferred stock will be converted into greater than one share of common stock. Prior to any conversion, the conversion price is also adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, issuance of additional equity securities (other than those reserved as employee shares pursuant to any employee stock option plan) at a purchase price less than the then-current conversion price.

As of June 30, 2004, we had 1,797,000 shares of our Series B preferred stock outstanding. The Series B preferred stock may be converted into our common stock at the then applicable conversion rate. The Series B preferred stock has a $2.60 per share liquidation preference. Each share of Series B may be converted to common stock at an initial rate of one share of common stock for each $2.60 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event. The conversion price per share of Series B may be adjusted downward if we issue additional equity securities other than certain excluded stock, without consideration or for consideration per share less than the then-current conversion price.

As of June 30, 2004, we had 5,616,000 shares of our Series C preferred stock outstanding. The Series C preferred stock may be converted into our common stock at the then applicable conversion rate. The Series C preferred stock has a $1.50 per share liquidation preference. Each share of Series C may be converted to common stock at an initial rate of one share of common stock for each $1.50 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event. The conversion price per share of Series C may be adjusted downward if we issue additional equity securities other than certain excluded stock, without consideration or for consideration per share less than the then-current conversion price. The Series C preferred stockholders are paid an 8% annual dividend in additional Series C preferred stock for one year and we will issue an additional 144,000 shares of Series C preferred stock as dividends through October 31, 2004.

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

In November 2003, a newly formed Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide non-refundable cash advances to Sharman Networks at various dates and additional monthly cash advances for at least one year that are recoupable against a sharing of revenues. The Company also issued 500,000 shares of Intermix Media common stock to Sharman Networks. Sharman Networks agreed to bundle two of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks also agreed to include channel links on the Kazaa Media Desktop to content provided by the Company. The Kazaa Media Desktop is a peer-to-peer file sharing application. If the revenue earned from the two download applications does not meet Company expectations, the advances to Sharman Networks will not be recouped. If Sharman Networks fails to continue to bundle the application or host the content for any reason, the advances to Sharman Networks may also not be recouped. In addition, if the number of new downloaded applications increases before November 15, 2004, then unplanned additional advances to Sharman Networks will be required and these additional advances may not be recouped. We have had disagreements with Sharman Networks about operational and contractual matters that may impact our ability to recoup our advances. Any unrecouped advances and the unamortized value of the Company common stock issued to Sharman Networks, if any, will be expensed. The balance of unrecouped cash advances and the unamortized value of Company common stock was $1,197,000 at June 30, 2004.

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

We have a concentration of our business in certain products and vendors, and in two customers.

Revenues from the sale of Body Shape, Dream Shape and Hydroderm product lines were approximately 20%, 20% and 37%, respectively of first quarter fiscal year 2005 product marketing segment revenues. Most of the products we sold in the first quarter of fiscal year 2005 were purchased from three vendors. In addition, revenues from Overture Services, Inc. and Advertising.com, Inc. were approximately 31% and 11%, respectively of first quarter fiscal year 2005 network segment revenues. These concentrations of our business in certain products, vendors and in two customers create the risk of adverse financial impact if we are not able to continue to sell these products, source these products from our current vendors or continue to use Overture Services, Inc. in our download application business. We believe that we can mitigate the financial impact of the loss of a key vendor by sourcing an alternative vendor, but we cannot predict the timing of locating and qualifying the alternative vendor, or the pricing and terms that the alternative vendor might offer. In addition, we can mitigate the financial impact of the loss of Overture Services, Inc. as a customer by using an alternative customer for our download application business, but we cannot predict the pricing and terms that the alternative customer might offer.

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

We commenced operations in April 1999, and we have a limited operating history upon which an evaluation of our prospects can be based. In addition, we have repositioned our service and product offerings to adjust to evolving customer requirements and competitive pressures. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets, such as the Internet market. To address these risks, we must, among other things, expand our customer base, respond effectively to competitive developments, continue to attract, retain and motivate qualified employees, and continue to upgrade our technologies. If we are not successful in further developing and expanding our entertainment content, product and services businesses, and other related business opportunities, our ability to generate and increase profitability may not be achieved and our market price may decline.

Our quarterly and long-term operating results are volatile and difficult to predict.

Due to the nature of our business, our future operating results may fluctuate. If we are unable to meet the expectations of investors and public market analysts, the market price of our common stock may decrease. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by a variety of factors, many of which are outside our control. Factors that may affect our operating results include:

•	our ability to increase our current level of e-commerce merchandise sales;

•	our ability to purchase online advertising at competitive rates to attract new e-commerce customers;

•	our reliance on three principal suppliers of e-commerce merchandise for our Alena business unit;

•	our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction;

•	the announcement or introduction of new or enhanced content, websites, products and services, and strategic partnerships by us and our competitors;

•	seasonality of products revenue, which is still material to our overall revenue mix;

•	the level of use of the Internet and increasing consumer acceptance of the Internet for entertainment and the purchase of consumer products, services and activity based offerings;

•	our ability to upgrade and develop our systems and infrastructure in a timely and effective manner; and,

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic partnerships, and general economic conditions and economic conditions specific to the Internet.

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

A new law that has impacted the way certain commercial E-mails are sent over the Internet went into effect January 1, 2004 and supercedes the future enforcement of most state commercial E-mail laws, including the recently enacted California commercial E-mail law. The new law prohibits E-mails that have misleading headers (the digital path to the recipient) and other practices that disguise the origin or path of the E-mail, false or misleading sender information and deceptive subject lines. The new law requires commercial E-mail’s to clearly identify the E-mail as an advertisement or solicitation, and contain a method for the recipient to opt-out of future mailings and the sender must honor the opt-out decision. The new law also calls on the Federal Trade Commission to create a do-not-E-mail registry similar to the do-not-call registry. Penalties for failure to comply with the new law include significant fines, forfeiture of property and imprisonment. This law and other laws or regulations that impact E-mail advertising could harm our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We place our cash and cash equivalents in banks with high quality standards. Cash investments consist of high quality overnight investments that bear minor exposure to interest rate fluctuations.

Item 4. Controls and Procedures

Overview

In fiscal year 2004, the Company restated previously reported quarterly financial results for the first three quarters of fiscal year 2003 because of accounting errors it had previously identified in the Company’s financial statements. To identify any deficiencies in the Company’s system of internal controls, management significantly expanded the accounting and finance staff and retained an outside accounting firm to assist in the process. In addition, the Company’s Board of Directors directed the Audit Committee to evaluate the Company’s accounting practices, policies and procedures.

In response to the matters identified by management’s and the Audit Committee’s reviews, the Company implemented a number of remedial and other actions designed to improve its accounting and financial reporting procedures and controls. One of these changes was the purchase of a new integrated financial reporting system that is more appropriate to the size and complexity of the Company’s current business operations.

Pending full implementation of an integrated financial reporting system, the Company has adopted supplemental control measures designed to ensure that the financial statements and other financial information included in the reports it files with the Securities and Exchange Commission fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented. The Company expects that full implementation of its integrated financial reporting system will render these supplemental control measures redundant.

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

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes to Internal Control Over Financial Reporting

The ongoing implementation of an integrated financial reporting system continued during the quarter ended June 30, 2004. The implementation process constituted a significant change in internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 – Commitments and Contingencies of Notes to Consolidated Financial Statements (Part 1, Item 1) for information on legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Title
2.01	Agreement and Plan of Merger by and between eUniverse, Inc., a Nevada corporation, and eUniverse, Inc., a Delaware corporation, dated October 31, 2002. (1)

2.02	Certificate of Ownership and Merger Merging Intermix Media, Inc. into eUniverse, Inc., effective July 15, 2004. (2)

3.01	Certificate of Incorporation of eUniverse, Inc. dated October 31, 2002. (1)

3.02	Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002. (1)

3.03	Certificate of Amendment of Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated February 17, 2004. (3)

3.04	Certificate of Designation of Series B Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002. (1)

3.05	Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock of eUniverse, Inc., dated February 17, 2004. (3)

3.06	Certificate of Designation of Series C Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2003. (4)

3.07	Certificate of Designation of Series C-1 Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2003. (4)

3.08	Bylaws of Intermix Media, Inc. *

10.01	Employment Agreement with Adam Goldenberg, dated April 6, 2004. (3)

10.02	Asset Purchase Agreement dated as of July 13, 2004 by and between eUniverse, Inc. and Supernation, LLC. (5)

10.03	Asset Purchase Agreement, dated as of June 30, 2004, by and among CES Software, PLC and eUniverse, Inc., et. al. (6) **

31	Section 302 certificates of Chief Executive Officer and Chief Financial Officer, adopted pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. *

32	Certificate of Chief Executive Officer and Chief Financial Officer, adopted pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.
**	Confidential treatment has been requested for certain portions of this exhibit.
(1)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on January 9, 2003.
(2)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on July 15, 2004.
(3)	Incorporated by reference to Intermix Media, Inc.’s Form 10-K filed on June 15, 2004.
(4)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on November 6, 2003.
(5)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on July 16, 2004.
(6)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on August 5, 2004.

(b)	Reports on Form 8-K

On May 26, 2004, we reported financial results for our fourth quarter and fiscal year ended March 31, 2004. In addition, we also provided a general corporate update, which included the announcement of a restructuring of our operations, first quarter and full fiscal year 2005 outlook, and plans to change the Company’s name to Intermix Media, Inc.

On June 4, 2004, we reported the appointment of James Quandt to our Board of Directors and the resignation of Bradley Ward from our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intermix Media, Inc. (Registrant)

By:	/s/ Thomas J. Flahie
Thomas J. Flahie
Chief Financial Officer
(Principal Financial Officer)

Dated: August 12, 2004