Form 10-Q
period 2004-09-30
Intermix Media, Inc.
filed 2004-11-12
CIK 1088244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 11, 2004, there were 30,620,000 shares of the Registrant’s common stock, par value $0.001 outstanding.

Intermix Media, Inc.

Form 10-Q

For the Three Months Ended September 30, 2004

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Intermix Media, Inc.

Consolidated Balance Sheets

(in thousands, except par value data - unaudited)

	September 30, 2004	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$4,802	$6,245
Restricted cash	2,004	2,116
Accounts receivable, net	3,938	3,901
Inventories, net	2,238	1,168
Net assets of SkillJam held for sale	—	102
Prepaid expenses and other assets	4,582	3,136

Total current assets	17,564	16,668
Property and equipment, net	3,151	2,454
Goodwill	16,646	14,882
Other intangible assets, net	2,302	2,520
Deposits and other assets	1,002	974

Total assets	$40,665	$37,498

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,024	$5,793
Accrued expenses	2,886	3,317
Deferred revenue	1,611	892
Current portion of debt obligations	—	5,224
Current portion of capitalized lease obligations	129	489

Total current liabilities	9,650	15,715
Capitalized lease obligations, less current portion	16	33
Obligation to issue common stock	1,798	—

Total liabilities	11,464	15,748

Stockholders’ equity:
Preferred stock, $0.10 par value; 40,000 shares authorized; 8,963 and 7,627 shares issued and outstanding, respectively	917	763
Common stock, $0.001 par value; 250,000 shares authorized; 28,976 and 28,819 shares issued and outstanding, respectively	29	29
Additional paid-in capital	84,925	82,178
Accumulated deficit	(56,670)	(61,220)

Total stockholders’ equity	29,201	21,750

Total liabilities and stockholders’ equity	$40,665	$37,498

See Notes to Consolidated Financial Statements

Intermix Media, Inc.

Consolidated Statements of Operations

(in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues	$17,762	$11,315	$34,509	$24,318
Cost of revenues	4,058	2,458	8,051	5,901

Gross profit	13,704	8,857	26,458	18,417

Operating expenses:
Marketing and sales	8,141	4,351	14,680	10,379
Product development	1,596	1,347	3,229	2,872
General and administrative	4,013	3,746	8,337	7,657
Restatement professional fees	56	2,261	(281)	3,223
Amortization of other intangible assets	267	321	534	641

Total operating expenses	14,073	12,026	26,499	24,772

Operating loss	(369)	(3,169)	(41)	(6,355)
Interest expense, net	(83)	(118)	(172)	(203)
Gain on debt extinguished	630	—	630	—

Income (loss) from continuing operations before income taxes	178	(3,287)	417	(6,558)
Income taxes	(22)	—	(27)	—

Income (loss) from continuing operations	156	(3,287)	390	(6,558)
Loss from discontinued operations	(44)	(311)	(148)	(88)
Gain on sale of SkillJam	4,647	—	4,647	—

Net income (loss)	4,759	(3,598)	4,889	(6,646)
Preferred stock dividends and liquidation preference	(169)	(17)	(339)	(34)
Income allocated to preferred stockholders	(997)	—	(1,024)	—

Income (loss) to common stockholders	$3,593	$(3,615)	$3,526	$(6,680)

Income (loss) from continuing operations:
Basic per share	$—	$(0.13)	$—	$(0.25)
Diluted per share	—	(0.13)	—	(0.25)
Gain on sale of SkillJam:
Basic per share	0.12	—	0.12	—
Diluted per share	0.12	—	0.12	—
Income (loss) to common stockholders:
Basic per share	0.12	(0.14)	0.12	(0.25)
Diluted per share	0.12	(0.14)	0.12	(0.25)

See Notes to Consolidated Financial Statements

Intermix Media, Inc.

Consolidated Statements of Cash Flows

(in thousands - unaudited)

	Six Months Ended September 30,
	2004	2003
Operating activities:
Net income (loss)	$4,889	$(6,646)
Net cash provided by (used in) discontinued operations	108	(21)
Gain on sale of SkillJam	(4,647)	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	697	861
Amortization of other intangible assets	534	641
Gain on debt extinguished	(630)	—
Other non-cash charges	52	146
Provision (benefit) for doubtful accounts	(406)	779
Changes in other current assets	(1,063)	1,009
Changes in current liabilities	(1,325)	(786)

Net cash used in operating activities	(1,791)	(4,017)

Investing activities:
Purchases of property and equipment	(1,407)	(194)
Purchases of other intangible assets	(115)	(87)
Acquisition of Supernation assets	(219)	—
Proceeds from sale of SkillJam	4,651	—
Deposits and other	—	375

Net cash provided by investing activities	2,910	94

Financing activities:
Repayment of capital lease obligations	(420)	(651)
Proceeds from debt obligations	—	2,000
Repayment of debt obligations	(2,204)	(293)
Proceeds from exercise of stock options	62	157

Net cash provided by (used in) financing activities	(2,562)	1,213

Change in cash and cash equivalents	(1,443)	(2,710)
Cash and cash equivalents, beginning of period	6,245	4,663

Cash and cash equivalents, end of period	$4,802	$1,953

Supplemental Cash Flow Information:
Cash paid for interest	$81	$100
Cash paid for income taxes	192	95
Obligation to issue common stock	1,798	—
Conversion of note into Series C-1 preferred stock	2,500	—
Preferred stock dividends	339	—
Equipment acquired under capital leases	—	121

See Notes to Consolidated Financial Statements

Intermix Media, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1. The Company and Basis of Presentation

Intermix Media, Inc. (the “Company”, “we” or “our”), a Delaware Corporation, is an online media and entertainment company that leverages proprietary technologies, analytical marketing tools, and unique viral and user generated content across its online network and develops ecommerce brands. The Company conducts operations from facilities located in Los Angeles, California and Mount Vernon, Washington. These financial statements include the accounts of Intermix Media, Inc. and its majority owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation. The Company changed its name from eUniverse, Inc. to Intermix Media, Inc. on July 15, 2004.

These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2004.

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

Restricted cash and deposits

At September 30, 2004 and March 31, 2004, the Company had $2,004,000 and $1,699,000, respectively of funds held by banks as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. These amounts are reflected as restricted cash. The Company also had $637,000 and $1,051,000 in certificates of deposit at September 30, 2004 and March 31, 2004, respectively which collateralize lease obligations. At March 31, 2004, a $417,000 certificate of deposit was classified as restricted cash and the remaining balances at September 30, 2004 and March 31, 2004 are classified as long-term deposits.

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts receivable by applying a reserve for all accounts receivable outstanding over 60 days based upon historical experience and a specific reserve for accounts with a high likelihood of becoming uncollectible. Bad debt expense (benefit) was ($406,000) for the six months ended September 30, 2004 and $779,000 for the six months ended September 30, 2003. The allowance for doubtful accounts was $283,000 at September 30, 2004 and $710,000 at March 31, 2004.

Prepaid expenses

In November 2003, a Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide non-refundable cash advances to Sharman Networks that are recoupable against a sharing of revenues. The Company also issued Sharman Networks 500,000 shares of Company common stock. Sharman Networks is currently bundling one of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks is also currently including channel links on the Kazaa Media Desktop to content provided by the Company. The Company has guaranteed the obligations of the subsidiary. The unrecouped cash advances and the unamortized value of the common stock that are included in prepaid expenses at September 30, 2004 was $625,000 and at March 31, 2004 was $1,787,000.

Accrued expenses

Included in accrued expenses are $1,126,000 of accrued compensation at September 30, 2004 and $797,000 at March 31, 2004.

Revenues

Product revenue is generated from the sale of herbal and all-natural ingestible and cosmetic products, and ink cartridges and related office products. We also sold collectibles, fitness products and various niche products in prior years. For these transactions, the Company recognizes revenue upon shipment of the products. Fulfillment for these products is handled internally and outsourced to third-parties. Shipping and handling fees charged to customers are included in revenues, and shipping and handling costs are included in cost of revenues.

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

Subscription and non-refundable membership revenues are recognized ratably over the period that services are provided. Deferred revenue consists primarily of subscription revenues billed in advance of the term of service.

Barter transactions are recorded at the lower of the estimated fair value of advertising received or the estimated fair value of the advertising given, with the difference recorded as an advance or prepaid expense. Barter advertising expense is recorded in cost of revenues. During the three and six months ended September 30, 2004 and 2003, the Company recorded no bartered advertising revenue.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Income (loss) to common stockholders:
As reported	$3,593	$(3,615)	$3,526	$(6,680)
Less: stock-based compensation expense determined by the fair value method	(662)	(873)	(1,281)	(1,777)
Plus: expense allocated to preferred stockholders	139	—	268	—

Pro forma income (loss) to common stockholders	$3,070	$(4,488)	$2,513	$(8,457)

Income (loss) to common stockholders:
Basic per share – as reported	$0.12	$(0.14)	$0.12	$(0.25)
Basic per share – pro forma	0.11	(0.17)	0.09	(0.32)

Diluted per share – as reported	0.12	(0.14)	0.12	(0.25)
Diluted per share – pro forma	0.11	(0.17)	0.09	(0.32)

The Company’s fiscal year 2005 and 2004 fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended September 30,
	2004	2003
Expected volatility	86% -134%	86% -134%
Risk free interest rate	2.33%-5.72%	3.86% -5.72%
Expected lives	5 years	5 years
Dividend rate	—	—

Advertising costs

Advertising costs, except for costs associated with direct-response advertising, are charged to marketing and sales expense when incurred. Included in marketing and sales expense for the first six months of fiscal years 2005 and 2004, were $8,742,000 and $4,769,000 of advertising media costs, respectively. The costs of direct-response television advertising are capitalized and amortized to cost of revenues over the period future benefits are expected to be received. Included in discontinued operations for the first six months of fiscal year 2004 is $2,164,000 of direct response advertising costs. There were no direct response advertising costs included in discontinued operations in the first six months of fiscal year 2005.

Discontinued operations

In July 2004, we sold the assets of our SkillJam business unit. We reclassified the revenues and expenses of this business unit to discontinued operations and we reclassified the balance sheet of this business unit to net assets of SkillJam held for sale. This business unit had $1,523,000 in revenues and $1,671,000 in costs and expenses in the six months of fiscal year 2005 and $1,863,000 in revenues and $1,834,000 in costs and expenses in the first six months of fiscal year 2004.

In the fourth quarter of fiscal year 2004, we sold the assets of the Body Dome product line. This product line had $4,904,000 in revenues and $5,021,000 in costs and expenses in the first six months of fiscal year 2004.

We sold the SkillJam business unit to CES Software PLC on July 30, 2004. The sale proceeds were $8 million and we realized a $4,647,000 gain on sale of assets, net of $168,000 of income taxes. We paid off a related $1.2 million acquisition earn out obligation to a company owned by two SkillJam employees. A one year, $1 million escrow was established for certain indemnification obligations and we will record up to an additional $1 million gain on sale depending on the resolution of the indemnification obligations. In addition, we will receive a percentage of the net revenue from the sale of the SkillJam technology to the buyer’s European customers over five years. We have agreed to indemnify CES Software for certain contingent obligations up to the amount of the sale proceeds. We believe this contingency to be remote.

Income per share

Basic income per share is computed as net income (loss) less accretion of the Series A preferred stock, stock dividends on the Series C preferred stock and income allocated to preferred stockholders divided by the weighted average number of outstanding common shares during the period. Diluted income per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted income per share does not assume the conversion or exercise of securities that would have an anti-dilutive effect. For the second quarter and first six months of fiscal year 2005, 8,521,000 and 7,675,000, respectively of stock options, 7,669,000 and 7,661,000, respectively of preferred stock and 108,000 and 108,000, respectively of stock purchase warrants were excluded from the computation of diluted income per share because their effect is anti-dilutive. For the second quarter and first six months of fiscal year 2004, 4,867,000 and 5,148,000, respectively of stock options, 2,320,000 and 2,320,000, respectively of preferred stock and 108,000 and 108,000, respectively of stock purchase warrants were excluded from the computation of diluted income per share because their effect is anti-dilutive.

The computation of basic and diluted income (loss) per common share is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Income (loss) from continuing operations:	$156	$(3,287)	$390	$(6,558)
Preferred stock dividends and liquidation preference	(169)	(17)	(339)	(34)
Income allocated to preferred stockholders	(33)	—	(81)	—

Loss to common stockholders - basic	(46)	(3,304)	(30)	(6,592)
Loss from discontinued operations	(44)	(311)	(148)	(88)
Gain on sale of SkillJam	4,647	—	4,647	—
Income allocated to preferred stockholders	(964)	—	(943)	—

Income (loss) to common stockholders	$3,593	$(3,615)	$3,526	$(6,680)

Basic weighted average common shares	28,946	26,562	28,900	26,534
Conversion of preferred stock	—	—	—	—
Exercise of stock options	—	—	—	—
Exercise of stock purchase warrants	—	—	—	—

Diluted weighted average common shares	28,946	26,562	28,900	26,534

Basic income (loss) per common share:
Continuing operations	$—	$(0.13)	$—	$(0.25)
Discontinued operations	—	(0.01)	—	—
Gain on sale of SkillJam	0.12	—	0.12	—

	$0.12	$(0.14)	$0.12	$(0.25)

Diluted income (loss) per common share:
Continuing operations	$—	$(0.13)	$—	$(0.25)
Discontinued operations	—	(0.01)	—	—
Gain on sale of SkillJam	0.12	—	0.12	—

	$0.12	$(0.14)	$0.12	$(0.25)

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The adoption of this interpretation did not have a significant impact on the Company’s financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. Our Series A, B and C preferred stock are participating securities as defined in EITF 03-6. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods must be retroactively adjusted to comply with EITF 03-6. The Company adopted EITF 03-6 in the quarter ended September 30, 2004 by reducing income (loss) to common stockholders in the second quarter and six months ended September 30, 2004 by the income allocated to Series A, B and C stockholders. EITF 03-6 had no impact on prior year per share amounts because of the net losses for the prior periods.

In March 2004, the FASB issued an exposure draft “Share-Based Payment – An Amendment of FASB Statements No. 123 and 95.” The exposure draft addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. The exposure draft would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. The exposure draft proposes that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company’s income statement and that such cost be measured at the fair value of the stock options. As proposed, the new rules would be applied on one of three retroactive or prospective methods as defined in the exposure draft, and would be effective for quarters beginning after June 30, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Reclassifications

Prior year amounts in the financial statements related to the discontinued SkillJam business unit, the discontinued Body Dome product line and the reconfigured segment disclosures have been reclassified to conform to the current period presentation.

Note 3. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2004	March 31, 2004
Furniture and fixtures	$76	$75
Computers and equipment	3,778	2,656
Equipment under capital leases	495	2,495
Leasehold improvements	40	19
Purchased software	995	752

	5,384	5,997
Less: accumulated depreciation and amortization	(2,233)	(3,543)

	$3,151	$2,454

Depreciation and amortization expense was $697,000 for the first six months of fiscal year 2005 and $861,000 for the first six months of fiscal year 2004.

Note 4. Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets was $18,948,000 as of September 30, 2004 and $17,402,000 as of March 31, 2004. We assess the potential impairment of goodwill and other intangible assets with indefinite lives in our fourth quarter or whenever events or circumstances suggest that the carrying amount may not be recoverable. We assess the potential impairment of intangible assets with definite lives whenever events or circumstances suggest that the carrying amount may not be recoverable. If the carrying value exceeds fair value, an impairment loss is recognized for the excess. Fair value is determined based on the estimated future cash inflows on a discounted basis attributable to the asset less estimated future cash outflows on a discounted basis. The assessment of the potential impairment of goodwill and other intangible assets requires significant judgment and estimates. No indicators of impairment were identified in the first six months of fiscal years 2005 or 2004.

On September 15, 2004, we purchased the assets of Supernation, LLC, which includes the Superdudes gaming network, for $125,000 in cash, 900,000 shares of common stock to be issued in November 2004 and a participation in certain future revenues. Mr. Richard Rosenblatt, the Company’s Chief Executive Officer, owns approximately 25% of the Supernation member interests. Mr. Rosenblatt agreed to sell his member interests in Supernation to avoid any participation in the future revenue sharing. We allocated the purchase price to $17,000 of property and equipment, $1,764,000 of goodwill and $236,000 of other intangible assets.

Other intangible assets consist of the following (in thousands):

	September 30, 2004	March 31, 2004
Customer lists	$2,260	$2,243
Domain names	1,780	1,700
License agreements	315	315
Websites	1,429	1,210
Other	684	684

	6,468	6,152
Less: accumulated amortization	(4,166)	(3,632)

	$2,302	$2,520

Amortization expense for other intangible assets was $534,000 for the first six months of fiscal 2005 and $641,000 for the first six months of fiscal year 2004. Amortization expense for other intangible assets for future years ending March 31 is as follows (in thousands):

2005 (remaining six months)	$492
2006	853
2007	438
2008	257
Thereafter	262

$2,302

Note 5. Debt Obligations and Capital Leases

Debt obligations consist of the following (in thousands):

	September 30, 2004	March 31, 2004
550 Digital Media Ventures – Affiliate (1)	$—	$2,404
VantagePoint – Affiliate (2)	—	2,500
SFX Entertainment, Inc. (3)	—	320
Obligation to issue common stock (4)	1,798	—

	1,798	5,224
Less: current portion of debt obligations	—	(5,224)

	$1,798	$—

(1)	550 Digital Media Ventures, Inc. (“550 DMV”) is an indirect subsidiary of Sony Corporation of America. The due date of the principal and interest on this note was March 31, 2005. This note bore interest at prime plus 2%, was collateralized by a security interest in the Company’s assets and was convertible into Series B preferred stock after March 31, 2005.

In July 2003, an affiliate of VantagePoint Venture Partners (along with its other affiliates “VantagePoint”) acquired an option from 550 DMV to purchase 3,050,000 shares of Company common stock and 1,750,000 shares of Company Series B preferred stock. Under the terms of the option, 550 DMV would retain the right to receive a portion of the profit from the resale of those securities by VantagePoint under certain circumstances. In October 2003, VantagePoint partially exercised the option and purchased 454,545 shares of Series B preferred stock from 550 DMV. In April 2004, VantagePoint exercised the remainder of the option. At that time, VantagePoint also negotiated the right to purchase the $2.4 million 550 DMV note from 550 DMV for $1.8 million and 550 DMV agreed to waive its participation in the profit from the resale of the option shares acquired by VantagePoint if VantagePoint purchased the note. In connection with the Company’s sale of the SkillJam assets in July 2004, VantagePoint assigned its right to purchase the 550 DMV note to the Company for no consideration and the Company repurchased the note for $1.8 million and realized a $630,000 gain on debt extinguishment. The security interest in the Company’s assets was terminated when the note was repaid.

(2)	The note bore interest at 8% and was collateralized by a security interest in all of the Company’s assets. VantagePoint converted the note into 1,250,000 shares of Series C-1 preferred stock on September 30, 2004. The security interest in the Company’s assets was terminated when the note was converted.

(3)	Principal and interest payments were due through August 2004 and the note had an effective interest rate of 9.7%. This note was collateralized by 2,600,000 shares of the Company’s common stock owned by the Company’s former Chairman and Chief Executive Officer. The note was fully repaid.

(4)	On September 15, 2004, we purchased the assets of Supernation, LLC for $125,000 in cash, 900,000 shares of common stock to be issued in November 2004 and a participation in certain future revenues. The value of the common stock to be issued in November 2004 was recorded as a debt obligation on the date of acquisition and will be transferred to stockholders’ equity when the common stock is issued.

The following are payments due under capitalized leases and the present value of future minimum rentals for future years ending March 31 (in thousands):

2005 (remaining six months)	$114
2006	24
Thereafter	10

Total minimum lease payments	148
Less: amounts representing interest	(3)

Present value of net minimum lease payments	145
Less: current portion of capital lease obligations	(129)

Long-term obligations under capital leases	$16

Equipment with a cost of $495,000 at September 30, 2004 is collateral for the capital lease obligations.

Note 6. Commitments and Contingencies

Operating leases

The Company leases various facilities under non-cancelable operating lease agreements that expire within the next two years. Minimum lease payments under these non-cancelable operating leases for future years ending March 31 are as follows (in thousands):

2005 (remaining six months)	$391
2006	714

Total	$1,105

Rent expense was $555,000 in the first six months of fiscal year 2005 and $569,000 in the first six months of fiscal year 2004.

Legal proceedings

As previously reported, on January 31, 2003 Arcade Planet, Inc. (“Arcade Planet”), a California corporation, filed a patent infringement complaint against the Company in the United States District Court for the District of Nevada. The complaint filed by Arcade Planet alleges that the Company’s online skill-based gaming business infringes a patent held by Arcade Planet entitled the “918 Patent.” The complaint seeks to prevent future infringement of the 918 Patent and compensation for lost profits or royalty damages. In April 2003, the Company filed an answer denying Arcade Planet’s allegations and seeking declaratory judgment from the Court that the Company has not infringed the 918 Patent and that the claims of the 918 Patent are invalid and unenforceable. In July 2003, the Court stayed this action until the United States Patent and Trademark Office reexamines substantial new questions of patentability affecting certain claims underlying the 918 Patent. In July 2004, the Company sold its online skill-based gaming business. In the event that the 918 Patent claims at issue survive reexamination by the United States Patent and Trademark Office and Arcade Planet continues to pursue any claims for past infringement, the Company will reevaluate how to proceed at that time.

As previously reported, on October 14, 2003, several purported stockholder class action lawsuits previously filed against the Company and several current and former Company officers and/or employees in the United States District Court for the Central District of California were consolidated into one action and lead counsel and plaintiff were appointed (the “Securities Litigation”). The Securities Litigation arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes allegations of, among other things, intentionally false and misleading statements regarding the Company’s business prospects, financial condition and performance. On December 17, 2003, plaintiffs in the Securities Litigation filed an amended and consolidated class action complaint reiterating those allegations and also naming the Company’s former auditor as an additional defendant. The Company and other defendants filed motions to dismiss the lawsuit for, among other things, the failure of the complaint to state facts sufficient to constitute a valid claim for violation of securities laws. On June 9, 2004, the Court granted the Company’s and other defendants’ motions to dismiss the lawsuit and plaintiffs were permitted to file an amended complaint. On July 15, 2004, the Securities Litigation was stayed until October 13, 2004, in order to attempt a mediated settlement of the claims asserted in the matter. On October 8, 2004, the stay was extended by the Court upon stipulation of the parties until November 15, 2004. On October 26, 2004, the parties participated in mediation. See Note 10 for information regarding an agreement in principle to settle the Securities Litigation.

Also as previously reported, two purported stockholder derivative actions, which are substantially similar, are pending against various current and former Company directors, officers, and/or employees. One of the actions is pending in the United States District Court for the Central District of California and the other, formerly two actions which have been consolidated, was filed in the Superior Court of California for the County of Los Angeles (collectively, the “Derivative Litigation”). The Derivative Litigation similarly arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes claims of breach of fiduciary duty in connection with the restatement and in connection with allegedly improper insider sales of Company stock by one officer and one former Company employee. On January 12, 2004, the Company filed a motion to dismiss plaintiffs’ consolidated derivative complaint in the State Court derivative action on the grounds, among others, that plaintiffs have not pled, and will not be able to plead, facts sufficient to demonstrate that demand on the Company’s Board of Directors would have been futile. On April 27, 2004, the Company’s motion, as well as those filed by the individual defendants in the case, were sustained in their entirety. On May 27, 2004, plaintiffs filed an amended consolidated derivative complaint which essentially replicated the allegations made in the Securities Litigation. The Company and individual defendants again filed motions to dismiss the lawsuit based on, among other grounds, the failure of plaintiffs to remedy the deficiencies that prompted dismissal of the original consolidated complaint. On October 1, 2004, the Company’s and individual defendants’ motions were granted and the Court dismissed the State Court derivative action. Plaintiffs may appeal the decision of the Court, but have not to date filed notice of their intent to do so. The Federal Court derivative action has been stayed pending determination of whether plaintiffs in the Securities Litigation will be able to state a claim against the defendants.

In the event that the Securities Litigation fails to settle, the plaintiffs in the State Court derivative action appeal the decision of the court or that the plaintiffs in the Federal Court derivative action seek to litigate that matter, the Company intends to vigorously defend itself in the Securities Litigation and to address the Derivative Litigation as appropriate. Defending against existing and potential securities and class action litigation relating to the fiscal year 2003 accounting restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses were ultimately unsuccessful, or if the Company were unable to achieve a favorable settlement, the Company could be liable for large damage awards that could seriously harm its business and results of operations. While one of the Company’s insurance carriers has agreed that certain claims made in the lawsuits are covered by a directors and officers’ insurance policy, such coverage is subject to the limits and other terms and conditions of the policy. The Company cannot predict how much of the ongoing litigation costs or any eventual settlement or judgment will be covered by the insurance carrier.

As previously reported, on January 22, 2004, Bridge Ventures, Inc. (“Bridge”) and Saggi Capital Corp. (“Saggi”), both Florida corporations, filed a demand for arbitration pursuant to a settlement agreement between Bridge and Saggi on the one hand, and the Company on the other, dated as of February 13, 2003. The settlement agreement resolved, among other things, disputes relating to warrants to purchase Company common stock previously issued to Bridge and Saggi in connection with a consulting agreement between Saggi and the Company. The demand for arbitration filed by Bridge and Saggi alleges securities and common law fraud in connection with the settlement agreement based on Saggi’s and Bridge’s contention that the Company knew, or was reckless in not knowing, that its financial statements and public comments on financial results were materially inaccurate at the time of entering into the settlement agreement. Saggi and Bridge are seeking compensatory damages in excess of $968,000, punitive damages in an unspecified amount, and costs and fees. The Company disputes Saggi’s and Bridge’s claims and allegations, believes that they are without merit and intends to vigorously defend itself in this action. There have been no material developments in this matter since the Company’s last report.

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

Note 7. Stockholders’ Equity and Equity Compensation Plans

In the first six months of fiscal year 2005, no shares of Series A preferred stock were converted into shares of common stock. As of September 30, 2004, there are 194,000 outstanding shares of Series A preferred stock that are convertible into 258,000 shares of common stock at the current conversion rate. In the first six months of fiscal year 2005, 126,000 shares of Series B preferred stock were converted into 126,000 shares of common stock. In the first six months of fiscal year 2005, the Company issued 212,000 shares of Series C preferred stock to Series C stockholders as dividends and 1,250,000 shares of Series C-1 preferred stock to VantagePoint upon conversion of a $2.5 million senior secured convertible note due to VantagePoint. As of September 30, 2004, there are 1,797,000 outstanding shares of Series B preferred stock and 6,972,000 outstanding shares of Series C and C-1 preferred stock that are convertible into 8,769,000 shares of common stock at the current conversion rates.

The following is a summary of stock option activity (in thousands, except per share data):

	Six Months Ended September 30,
	2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,844	$2.28	7,602	$3.25
Granted	1,750	2.35	—	—
Exercised	(31)	2.00	(26)	2.16
Cancelled	(1,042)	2.54	(2,709)	4.28

Outstanding at end of period	8,521	2.26	4,867	2.68

Exercisable at end of period	3,495	2.52	3,290	2.70

The following table summarizes information about stock options outstanding at September 30, 2004 (in thousands, except per share data):

	Options Outstanding		Options Exercisable
Price Range	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.01-7.00	145	$5.94	139	$5.96
3.01-5.00	172	3.85	112	3.85
1.00-3.00	8,204	2.16	3,244	2.32

	8,521		3,495

The following is a summary of stock purchase warrant activity (in thousands, except per share data):

	Six Months Ended September 30,
	2004		2003
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	258	$2.20	353	$2.05
Granted	—	—	—	—
Exercised	—	—	(235)	2.07
Cancelled	—	—	(10)	5.10

Outstanding at end of period	258	2.20	108	2.66

Exercisable at end of period	258	2.20	108	2.66

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

Summarized information by segment from internal management reports is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Products marketing	$11,414	$6,467	$21,971	$13,492
Network	6,348	4,848	12,538	10,826

Total revenues	$17,762	$11,315	$34,509	$24,318

Gross profit:
Products marketing	$7,513	$4,406	$14,279	$8,526
Network	6,191	4,451	12,179	9,891

Total gross profit	$13,704	$8,857	$26,458	$18,417

During the first six months of fiscal year 2005, sales to two customers exceeded 10% of segment revenues. Sales to these two customers represented 10% and 30%, respectively of network segment revenues. In the product marketing segment, sales to the top 10 customers were less than 1% of segment revenues. In the network segment, sales to the top 10 customers were approximately 54% of segment revenues. Revenues from the sale of Body Shape, Dream Shape and Hydroderm products were approximately 18%, 15% and 45%, respectively of first six months of fiscal year 2005 product marketing revenues. Most of the products sold in the first six months of fiscal year 2005 were purchased from three vendors.

During the first six months of fiscal year 2004, no customer exceeded 10% of segment revenues. In the product marketing segment, sales to the top 10 customers were less than 1% of segment revenues. In the network segment, sales to the top 10 customers were approximately 26% of segment revenues.

The Company does not allocate assets to business segments because product marketing and network segment assets minus liabilities, other than goodwill and other intangible assets, are not significant. Goodwill and other intangible assets by business segment have not changed significantly since March 31, 2004.

Note 10. Subsequent Events

We purchased the common and preferred stock of Focalex, Inc. on November 5, 2004 for $2.6 million in cash and 548,000 shares of common stock. Focalex reported $3,526,000 in revenues for the fiscal year ended June 30, 2004 and was profitable. We are negotiating a $3 million bank line of credit to replace the cash portion of the purchase price. There can be no assurance that the bank line of credit will be completed on acceptable terms or at all.

The Company reached an agreement in principle on November 5, 2004 to settle the Securities Litigation. The lead plaintiff and the Company have agreed to settle the lawsuit for $5.5 million in cash. The Company’s insurance carriers have agreed to fund the entire settlement. One of the Company’s insurance carriers, from whom the Company expects that approximately $1.5 million of the settlement will be paid, has reserved the right to seek reimbursement from the Company should the carrier dispute that it was obligated to provide coverage for the lawsuit. Consummation of the settlement is conditioned on agreement by the parties to the additional terms and conditions of a stipulation of settlement and upon the Court’s acceptance and approval of the settlement.

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

On July 15, 2004, we agreed to purchase the assets of Supernation, LLC, which includes the Superdudes gaming network, for approximately $2 million in cash and stock, and a sharing of certain future revenues. This acquisition closed on September 15, 2004. On July 14, 2004, the Company’s Board of Directors, upon the recommendation of the Company’s Audit Committee, adopted a resolution which grants a waiver of the conflict of interest provision contained in our Financial Code of Professional Conduct to Mr. Richard Rosenblatt, the Company’s Chief Executive Officer, in connection with the acquisition of the Supernation assets. Mr. Rosenblatt owns approximately 25% of the Supernation member interests. Mr. Rosenblatt agreed to sell his member interests in Supernation to avoid any participation in the future revenue sharing so as to not have an ongoing potential conflict of interest.

We sold the assets of our SkillJam business unit to CES Software PLC on July 30, 2004. The sales proceeds were $8 million and the Company realized a $4.6 million gain on sale of assets. We used $1.8 million of the sale proceeds to repay a $2.4 million senior secured convertible note payable to 550 DMV and recorded a $630,000 gain on debt extinguished.

In December 2003, we sold a 33% interest in our website MySpace.com to certain employees that were developing the website and also gave them certain minority owner protections. At the same time, certain of these employees agreed to release the Company from disputed earn-out obligations related to a business we purchased from them. We experienced steady growth in new members at the website and began selling advertising on the website during the next six months. In the second quarter of this fiscal year, the rate of growth surged and we experienced a significant increase in the number of new MySpace.com members. MySpace.com now has about three billion available monthly advertising impressions. We are currently funding all the operations, working capital and capital needs of this website.

On October 15, 2004, the Securities and Exchange Commission (“SEC”) notified the Company that the SEC staff informal investigation has been terminated and no enforcement action has been recommended. Such action on the part of the SEC staff is not a finding nor judgment about the matters investigated or a conclusion that a future action will not be brought against the Company or its officers or directors.

On October 18, 2004, the American Stock Exchange informed us that they approved the Company’s application for initial listing of our common stock on the American Stock Exchange. Trading in our common stock commenced October 29, 2004 under the symbol MIX.

We purchased Focalex, Inc. on November 5, 2004 for $2.6 million in cash and 548,000 shares of common stock. We are negotiating a $3 million bank line of credit to replace the cash portion of the purchase price. There can be no assurance that the bank line of credit will be completed on acceptable terms or at all.

The Company reached an agreement in principle on November 5, 2004 to settle the Securities Litigation. The lead plaintiff and the Company have agreed to settle the lawsuit for $5.5 million in cash. The Company’s insurance carriers have conditionally agreed to fund the entire settlement. Consummation of the settlement is conditioned on agreement by the parties to the additional terms and conditions of a stipulation of settlement and upon the Court’s acceptance and approval of the settlement.

Business Segments

We group the Company’s businesses into two business segments, the product marketing segment and the network segment. Our revenues are generated predominately from the sale of products direct to consumers and the sale of advertising on our network of websites. Prior to the fourth quarter of fiscal year 2004, we combined our products, services and gaming businesses into one segment called the products and services business segment. Due to a change in internal reporting, we now report our gaming and non-product businesses in the network segment. The network segment was previously referred to as the media and advertising business segment and this segment now includes our gaming and non-product businesses. The fiscal year 2004 segment disclosures have been reclassified to be consistent with the fiscal year 2005 presentation.

Product marketing segment revenues consist of the sale of products direct to consumers over the Internet. We also earned subscriptions to our websites and activity-based fees in prior years. We sell various products through our ecommerce websites and telemarketing centers. Customers are obtained predominately by online advertising on both Company-owned and third party websites and to a lesser extent by television, radio and print advertising. These products change over time and include herbal and all-natural ingestible and cosmetic products, and ink cartridges and related office products. We also sold collectibles, fitness products and various niche products in prior years. The Company continuously tests product offerings to determine customer acquisition costs and revenue potential, and to identify the most effective marketing programs.

We have a diverse network of websites that provide entertainment and community oriented content (the “Intermix Network”). We earn paid advertising revenues through a variety of traditional ad units such as banner, skyscraper, pop-up and interstitial ads, rich media, targeted E-mail marketing, paid search marketing, lead generation marketing and affiliate marketing. Our advertising is primarily performance based with pricing based on the number of times our audience views the advertisement or performs a specific action. The Intermix Network also has websites that generate subscription revenues, provide marketing services and conduct transaction-based revenues in addition to the websites that are primarily paid advertising based.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe that goodwill and other intangible assets impairment, revenue recognition, and reserves for accounts receivable, inventories, sales returns and deferred tax assets are critical accounting policies involving the most complex, difficult and subjective estimates and judgments.

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

Our principal consideration in determining impairment is the strategic benefit to the Company of the particular assets as measured by expected future cash flows. An impairment loss would be reported to the extent that the carrying value of the assets exceeds the fair value as determined by discounted future cash flows.

Revenue recognition

Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or the product is shipped and collectability of the resulting receivable is reasonably assured.

We recognize revenue on shipment of products or provision of services. Revenue includes shipping and handling charges. Product warehousing and fulfillment is handled internally as well as outsourced to independent third-parties.

Revenues for subscriptions and memberships to our Internet websites are recognized ratably as earned over the term of the subscription or membership. Upon commencement of the subscription or membership, we record deferred revenue for the fee charged. This deferred revenue is then recognized ratably over the period of the arrangement.

Advertising revenue is earned from the sale of banner and button advertisements, pop-up and other Web-based advertising, and sponsorships of E-mail newsletters or areas of our websites. We recognize revenue from the sale of our banner and button advertisements, pop-up and other Web-based advertising in the period delivered. The arrangements are evidenced either by an insertion order or contract that stipulates the types of advertising to be delivered and pricing. Under certain arrangements, we charge fees to merchants based on the number of users who click on an advertisement or text link to visit websites of our merchant partners, which we refer to as a “click-through”. Click-through arrangements are evidenced by a contract that stipulates the click-through fee. The fee becomes fixed and determinable upon delivery of the click-through and these revenues are recognized in the period in which the click-through is delivered to the merchant. Revenues relating to E-mail newsletters are derived from delivering advertisements to E-mail lists for advertisers and websites. Agreements are primarily short-term and revenues are recognized as services are delivered provided that we have no significant remaining obligations. In certain arrangements, we sell banner advertising, click-through programs, and E-mail newsletter or website sponsorships to customers as part of a bundled arrangement. For these arrangements, we allocate revenue to each deliverable based on the relative fair value of each deliverable. Revenue is recognized in these arrangements as we deliver on our obligation.

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

Reserve for deferred tax assets

The Company accounts for income taxes in accordance with the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not assured, we establish a valuation allowance. When this allowance is established, or increases or decreases in the future, we increase or decrease our income tax expense. If our estimate of the likelihood of future taxable income proves to be incorrect, adjustments to income tax expense could be required. At September 30, 2004, we fully reserved our deferred tax assets since we believe that realization is not reasonably assured at this time. If the Company has operating income from continuing operations this fiscal year, we intend to reassess the need to continue to fully reserve our deferred tax assets.

Results of Operations

The following table sets forth consolidated statement of operations data expressed as a percentage of revenues:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product marketing	64.3%	57.2%	63.7%	55.5%
Network	35.7	42.8	36.3	44.5

Total	100.0	100.0	100.0	100.0

Cost of revenues:
Product marketing	22.0	18.2	22.3	20.4
Network	0.9	3.5	1.0	3.9

Total	22.9	21.7	23.3	24.3

Operating expenses:
Marketing and sales	45.8	38.5	42.5	42.7
Product development	9.0	11.9	9.4	11.8
General and administrative	22.6	33.1	24.2	31.4
Restatement professional fees	0.3	20.0	(0.8)	13.3
Amortization of other intangible assets	1.5	2.8	1.5	2.6

Total operating expenses	79.2	106.3	76.8	101.8

Operating loss	(2.1)	(28.0)	(0.1)	(26.1)
Interest expense, net	(0.4)	(1.0)	(0.5)	(0.9)
Gain on debt extinguished	3.5	—	1.8	—

Income (loss) from continuing operations before income taxes	1.0	(29.0)	1.2	(27.0)
Income taxes	(0.1)	—	(0.1)	—

Income (loss) from continuing operations	0.9	(29.0)	1.1	(27.0)
Loss from discontinued operations	(0.3)	(2.8)	(0.4)	(0.3)
Gain on sale of SkillJam	26.2	—	13.5	—

Net income (loss)	26.8%	(31.8)%	14.2%	(27.3)%

Revenues

Revenues increased 57% to $17.8 million in the second quarter of fiscal year 2005 from $11.3 million in the second quarter of fiscal year 2004. The increase in revenues was attributable to growth in both business segments, with the product marketing segment producing $11.4 million in revenues in the second quarter of fiscal year 2005 compared to $6.5 million in the same quarter last year, and the network segment producing $6.4 million in revenues in the second quarter of fiscal year 2005 compared to $4.8 million in the same quarter last year.

Revenues increased 42% to $34.5 million in the first six months of fiscal year 2005 from $24.3 million in the first six months of fiscal year 2004. The increase in revenues was attributable to both business segments with the product marketing segment producing $22.0 million in revenues in the first six months of fiscal year 2005 compared to $13.5 million in the same period last year, and the network segment producing $12.5 million in revenues in the first six months of fiscal year 2005 compared to $10.8 million in the same period last year.

For the second quarter of fiscal year 2005, product marketing segment revenues increased by 76% to $11.4 million compared to the same quarter last year. The Alena business unit produced $7.2 million in increased revenues in the second quarter of fiscal year 2005 compared to the same quarter last year due to higher continuity program sales of the Body Shape, Dream Shape and Hydroderm product lines in the current quarter. ResponseBase product revenues declined by $858,000 in the second quarter of fiscal year 2005 compared to the same quarter last year due to no sales of seasonal and limited life products in the current quarter. The ResponseBase business unit was merged into the Alena business unit at December 31, 2003 and we no longer sell seasonal and limited life products. We also experienced a $431,000 decline in revenues at our ink cartridge business unit in the second quarter of fiscal year 2005 compared to the same quarter last year due to lower spending on the acquisition of new customers.

For the second quarter of fiscal year 2005, network segment revenues increased by 31% to $6.4 million compared to the same quarter last year. The increase in revenues was due to $3.5 million of higher advertising revenues from application downloads and advertising rate increases on the Intermix Network of websites, partially offset by lower subscription revenues on our dating website and lower E-mail revenues. We also realized $271,000 of higher subscription revenues at our Cases Ladder business due to an increase in the number of customers.

We occasionally enter into barter or non-cash advertising transactions where we exchange advertising on our websites for similarly valued online advertising or other services. We typically use barter transactions to test prospective media and advertising purchases or sales campaigns with the anticipation of additional advertising business. There was no barter revenue in either year.

Cost of Revenues

Cost of revenues are primarily associated with the product marketing segment and consist of the cost of products, warehouse, fulfillment and shipping costs, and credit card fees. The gross profit margin of the product marketing segment was 66% in the second quarter of fiscal year 2005 compared to 68% in the same quarter last year, and 65% in the first six months of fiscal year 2005 compared to 63% in the same period last year. The first six months gross profit margin improvement was due to cost reductions and a greater percentage of revenues by the Alena business unit which has a lower cost of revenues, partially offset by higher product costs by the ink cartridge business unit. Cost of network segment revenues relates to non-advertising revenues and was $157,000 in the second quarter of fiscal year 2005 compared to $397,000 in the same quarter last year, and $359,000 in the first six months of fiscal year 2005 compared to $935,000 in the same period last year. We expect the gross profit margin for the product marketing segment to be approximately 65% in fiscal year 2005.

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

Marketing and sales costs were $8.1 million in the second quarter of fiscal year 2005 compared to $4.4 million in the second quarter of fiscal year 2004, and were 46% of revenues for the second quarter of fiscal year 2005 compared to 39% of revenues for the same quarter last year. Marketing and sales costs were $14.7 million in the first six months of fiscal year 2005 compared to $10.4 million in the same period last year, and were 43% of revenues for the first six months of fiscal years 2005 and 2004. Advertising and related revenue sharing expenses increased by $3.7 million in the second quarter of fiscal year 2005 due to higher spending on continuity program customer acquisition and download advertising revenue sharing arrangements. Outside services increased by $166,000 due to higher third party call center customer support costs in the current quarter at our Alena business unit and salary expense increased by $199,000 due to additional personnel. We recruited a national sales team to sell branded advertising on our network of websites and the higher salary expense was due in part to these additional personnel. Bad debt expense decreased by $588,000 in the latest quarter due to improved customer credit granting experience. We expect marketing and sales costs to represent about 45% of revenues in fiscal year 2005.

Product Development

Product development costs consist of payroll and related expenses for developing and maintaining the Company’s websites, developing and maintaining key proprietary technology, and developing proprietary products and services. Product development costs increased to $1.6 million or 9% of revenues for the second quarter of fiscal year 2005, from $1.3 million or 12% of revenues for the same quarter last year. Product development costs increased to $3.2 million or 9% of revenues for the first six months of fiscal year 2005, from $2.9 million or 12% of revenues for the same period last year. The current quarter expense increase was a result of $244,000 of higher salaries. We expect product development costs in fiscal year 2005 will remain about the same as fiscal year 2004.

General and Administrative

General and administrative costs consist of payroll and related costs for executive, finance, legal, human resources and administrative personnel, recruiting and professional fees, internet, rent, insurance, depreciation and amortization and other general corporate expenses. General and administrative costs increased to $4.0 million, amounting to 23% of revenues for the second quarter of fiscal year 2005, from $3.7 million or 33% of revenues for the second quarter of fiscal year 2004. General and administrative costs increased to $8.3 million, amounting to 24% of revenues for the first six months of fiscal year 2005, from $7.6 million or 31% of revenues for the same period last year. Salaries expense decreased $129,000 in the second quarter of fiscal year 2005 compared to the same quarter last year due to fewer personnel in the current quarter. Insurance expense increased $125,000 in the current quarter due to insurance rate increases and increased revenue-based insurance costs. The current quarter also includes $244,000 of amortization of the value of the common stock given to Sharman Networks as part of the download application agreements. For fiscal year 2005, we anticipate that general and administrative costs will increase overall, and will represent about 25% of revenues.

Restatement Professional Fees

We incurred approximately $56,000 of restatement professional fees in the second quarter of fiscal year 2005 and approximately $177,000 in the first six months of fiscal year 2004. These costs consist of legal expenses and other costs, including litigation and regulatory costs, related to the restatement of our financial statements for the first three quarters of fiscal year 2003. These costs are expected to continue in fiscal year 2005. We recorded a $458,000 insurance reimbursement in the quarter ended June 30, 2004 of first quarter and prior year legal costs. We do not know how long the litigation matters will continue or how much each will cost. In the second quarter and first six months of fiscal year 2004, we incurred approximately $2.3 million and $3.2 million, respectively of restatement professional fees.

Amortization of Other Intangible Assets

In the second quarter of fiscal year 2005, amortization of other intangible assets was $267,000 compared to $321,000 in the same quarter last year. Amortization of other intangible assets was $534,000 in the first six months of fiscal year 2005 compared to $641,000 in the same period last year. We expect amortization expense for the last two quarters of fiscal year 2005 to be approximately $500,000.

Income Taxes

We recorded $27,000 of income tax expense in the first six months of fiscal year 2005 for minimum taxes due on the utilization of net operating loss carry forwards. The Company recorded no tax benefit for the first quarter of fiscal year 2004.

Gain on Debt Extinguished

In connection with the sale of the SkillJam assets in July 2004, we repurchased a $2.4 million senior secured convertible note from 550 DMV for $1.8 million and realized a $630,000 gain on debt extinguishment.

Income (Loss) from Discontinued Operations

In July 2004, we sold the assets of our SkillJam business unit. We reclassified the revenues and expenses of this business unit to discontinued operations and we reclassified the balance sheet of this business unit to net assets of SkillJam held for sale. This business unit had $1,523,000 in revenues and $1,671,000 in costs and expenses in the six months of fiscal year 2005 and $1,863,000 in revenues and $1,834,000 in costs and expenses in the first six months of fiscal year 2004.

In the fourth quarter of fiscal year 2004, we sold the assets of the Body Dome product line. This product line had $4,904,000 in revenues and $5,021,000 in costs and expenses in the first six months of fiscal year 2004.

We sold the SkillJam business unit to CES Software PLC on July 30, 2004. The sale proceeds were $8 million and we realized a $4,647,000 gain on sale of assets, net of $168,000 of income taxes. We paid off a related $1.2 million acquisition earn out obligation to a company owned by two SkillJam employees. A one year, $1 million escrow was established for certain indemnification obligations and we will record up to an additional $1 million gain on sale depending on the resolution of the indemnification obligations. In addition, we will receive a percentage of the net revenue from the sale of the SkillJam technology to the buyer’s European customers over five years. We have agreed to indemnify CES Software for certain contingent obligations up to the amount of the sale proceeds. We believe this contingency to be remote.

Liquidity and Capital Resources

Net cash used in operating activities was ($1.8) million in the first six months of fiscal year 2005 compared to ($4.0) million in the first six months of fiscal year 2004. The net cash used in operating activities in the first six months of fiscal year 2005 was primarily due to an increase in current assets and a decrease in current liabilities, partially offset by income from operations and non-cash expenses. The net cash used in operating activities in the first six months of fiscal year 2004 was primarily due to the loss from operations and a decrease in current liabilities, partially offset by non-cash expenses and a decrease in current assets.

Net cash provided by investing activities was $2.9 million in the first six months of fiscal year 2005 compared to $94,000 in the first six months of fiscal year 2004. Net cash provided by investing activities in the first six months of fiscal year 2005 was from the proceeds from the sale of SkillJam, partially offset by purchases of computer and network equipment, and intangible assets. Net cash provided by investing activities in the first six months of fiscal year 2004 was from the reduction in a certificate of deposit used to secure a capital lease obligation, partially offset by the purchase of computer equipment.

Net cash provided by (used in) financing activities was ($2.6) million in the first six months of fiscal year 2005 compared to $1.2 million in the first six months of fiscal year 2004. Net cash used in financing activities in the first six months of fiscal year 2005 was due to the repayment of capital lease and debt obligations. Net cash provided by financing activities in the first six months of fiscal year 2004 was due to the proceeds from a debt obligation and proceeds from the exercise of stock options, partially offset by the repayment of capital lease and debt obligations.

As of September 30, 2004, we had $4.8 million of cash and cash equivalents and $2.6 million in restricted cash, and $7.9 million in working capital. As of March 31, 2004, we had $6.2 million in cash and cash equivalents and $2.8 million in restricted cash, and $953,000 in working capital. The decrease in total cash from March 31, 2004 to September 30, 2004 was primarily due an increase in current assets, a decrease in current liabilities, purchases of property and equipment and the repayment of capital lease and debt obligations, partially offset by the proceeds from the sale of SkillJam. The increase in working capital from March 31, 2004 to September 30, 2004 was primarily due to the repayment of capital lease obligations and the repayment and conversion to stockholders’ equity of debt obligations.

In July 2003, VantagePoint acquired an option from 550 DMV, to purchase 3,050,000 shares of Company common stock and 1,750,000 shares of Company Series B preferred stock. Under the terms of the option, 550 DMV would retain the right to receive a portion of the profit from the resale of those securities by VantagePoint under certain circumstances. In October 2003, VantagePoint partially exercised the option and purchased 454,545 shares of Series B preferred stock from 550 DMV. In April 2004, VantagePoint exercised the remainder of the option. At that time, VantagePoint also negotiated the right to purchase the $2.4 million 550 DMV senior secured convertible note for $1.8 million and 550 DMV agreed to waive its participation in the profit from the resale of the option shares acquired by VantagePoint if VantagePoint purchased the note. In connection with the Company’s sale of the SkillJam assets in July 2004, VantagePoint assigned its right to purchase the 550 DMV note to the Company for no consideration and the Company repurchased the note for $1.8 million and realized a $630,000 gain on debt extinguishment.

On September 30, 2004, VantagePoint converted a $2.5 million senior secured convertible note into 1,250,000 shares of Series C-1 preferred stock. The repayment of the 550 DMV note and the conversion of the VantagePoint note resulted in the retirement of all senior secured debt other than a minor amount of capital lease obligations.

We are obligated to issue 900,000 shares of common stock in November 2004 to the sellers of the Supernation assets. This is a non-cash obligation at September 30, 2004 that was settled in common stock on November 5, 2004.

We sold our SkillJam business unit to CES Software PLC on July 30, 2004. The sale proceeds were $8 million. A one year, $1 million escrow was established for certain indemnification obligations and we will receive up to an additional $1 million from the escrow depending on the resolution of the indemnification obligations. We have agreed to indemnify CES Software for certain contingent obligations up to the amount of the sale proceeds. We believe this contingency to be remote.

We have application download and content distribution agreements with Sharman Networks, Ltd. that will terminate in November 2004. The remaining non-refundable cash advance obligations to Sharman Networks are minor. The unrecouped cash advances and the unamortized value of the common stock issued to Sharman Networks at September 30, 2004 was $625,000.

We purchased the common and preferred stock of Focalex, Inc. on November 5, 2004 for $2.6 million in cash and 548,000 shares of common stock. We are negotiating a $3 million bank line of credit to replace the cash portion of the purchase price. The proposed bank line of credit is expected to have a one-year term and would grant the bank a first priority lien on all of the Company’s assets. There can be no assurance that the bank line of credit will be completed on acceptable terms or at all.

We experienced a significant increase in the number of new members at our MySpace.com website in the second quarter of this fiscal year. We own 67% of this website, but we are currently funding all the operations, working capital and capital needs of this website. We are adding additional technical, sales and infrastructure personnel to support the anticipated future growth of this website. Because the surge in new members is recent, we are not sure of the rate of future growth in MySpace.com revenues, personnel and capital needs.

We are exploring financing options to raise additional capital to fund the anticipated future growth in MySpace.com operations and data center needs, and fund general corporate purposes, including potential future acquisitions. We do not know if we will be able to raise this capital or what the terms of such a financing might be. We have adequate cash on hand and available borrowing capacity to fund our existing business for at least the next twelve months. We do not know how much capital over the next two to three years that might be needed for MySpace.com to achieve its potential. We might not be able to achieve the revenue potential for MySpace.com if we are not able to raise new capital.

At September 30, 2004, the Company had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party, or unconsolidated entities.

Contractual Obligations

We lease facilities and equipment under various capital and operating lease agreements expiring at various dates through March 2008.

Our material contractual obligations at September 30, 2004 are as follow (in thousands):

Contractual Obligations	Total Amounts Committed	6 Months Ended March 31, 2005	March 31, 2006	Thereafter
Common stock to be issued	$1,798	$1,798	$—	$—
Capital lease obligations	148	114	24	10
Operating lease obligations	1,105	391	714	—

Total contractual obligations	$3,051	$2,303	$738	$10

Risk Factors

Litigation and regulatory proceedings regarding the restatement of our financial statements could seriously harm our business.

As previously reported, on October 14, 2003, several purported stockholder class action lawsuits previously filed against the Company and several current and former Company officers and/or employees in the United States District Court for the Central District of California were consolidated into one action and lead counsel and plaintiff were appointed. The Securities Litigation arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes allegations of, among other things, intentionally false and misleading statements regarding the Company’s business prospects, financial condition and performance. On December 17, 2003, plaintiffs in the Securities Litigation filed an amended and consolidated class action complaint reiterating those allegations and also naming the Company’s former auditor as an additional defendant. The Company and other defendants filed motions to dismiss the lawsuit for, among other things, the failure of the complaint to state facts sufficient to constitute a claim for violation of securities laws. On June 9, 2004, the Court granted the Company’s and other defendants’ motions to dismiss the lawsuit and plaintiffs were permitted to file an amended complaint. On July 15, 2004, the Securities Litigation was stayed until October 13, 2004, in order to attempt a mediated settlement of the claims asserted in the matter. On October 8, 2004, the stay was extended by the Court upon stipulation of the parties until November 15, 2004. On October 26, 2004, the parties participated in mediation. See Note 10 of Notes to Consolidated Financial Statements for information regarding an agreement in principle to settle the Securities Litigation.

Also as previously reported, two purported stockholder derivative actions, which are substantially similar, are pending against various current and former Company directors, officers, and/or employees. One of the actions is pending in the United States District Court for the Central District of California and the other, formerly two actions which have been consolidated, was filed in the Superior Court of California for the County of Los Angeles. The Derivative Litigation similarly arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes claims of breach of fiduciary duty in connection with the restatement and in connection with allegedly improper insider sales of Company stock by one officer and one former Company employee. On January 12, 2004, the Company filed a motion to dismiss plaintiffs’ consolidated derivative complaint in the State Court derivative action on the grounds, among others, that plaintiffs have not pled, and will not be able to plead, facts sufficient to demonstrate that demand on the Company’s Board of Directors would have been futile. On April 27, 2004, the Company’s motion, as well as those filed by the individual defendants in the case, were sustained in their entirety. On May 27, 2004, plaintiffs filed an amended consolidated derivative complaint which essentially replicated the allegations made in the Securities Litigation. The Company and individual defendants again filed motions to dismiss the lawsuit based on, among other grounds, the failure of plaintiffs to remedy the deficiencies that prompted dismissal of the original consolidated complaint. On October 1, 2004, the Company’s and individual defendants’ motions were granted and the Court dismissed the State Court derivative action. Plaintiffs may appeal the decision of the Court, but have not to date filed notice of their intent to do so. The Federal Court derivative action has been stayed pending determination of whether plaintiffs in the Securities Litigation will be able to state a claim against the defendants.

In the event that the Securities Litigation fails to settle, the plaintiffs in the State Court derivative action appeal the decision of the court or that the plaintiffs in the Federal Court derivative action seek to litigate that matter, the Company intends to vigorously defend itself in the Securities Litigation and to address the Derivative Litigation as appropriate. Defending against existing and potential securities and class action litigation relating to the fiscal year 2003 accounting restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses were ultimately unsuccessful, or if the Company were unable to achieve a favorable settlement, the Company could be liable for large damage awards that could seriously harm its business and results of operations. While one of the Company’s insurance carriers has agreed that certain claims made in the lawsuits are covered by a directors and officers’ insurance policy, such coverage is subject to the limits and other terms and conditions of the policy. The Company cannot predict how much of the ongoing litigation costs or any eventual settlement or judgment will be covered by the insurance carrier.

In addition, the SEC conducted an informal inquiry regarding the circumstances leading up to the accounting restatement. On October 15, 2004, SEC notified the Company that the SEC staff informal investigation has been terminated and no enforcement action has been recommended. Such action on the part of the SEC staff is not a finding or judgment about the matters investigated nor a conclusion that a future action will not be brought against the Company or its officers or directors. Responding to any future inquiry could require the diversion of management’s attention and expenditure of our resources.

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

Our management, preferred stockholders, large common stockholders and members of our Board of Directors can exert significant influence over the affairs of the Company.

As of September 30, 2004, our executive officers, common and preferred stockholders holding a 5% or greater beneficial ownership in our securities and members of our Board of Directors beneficially own approximately 63% of our common stock on an as-converted basis, excluding stock options and warrants to purchase common stock. As a result, our executive officers, our large common and preferred stockholders, and our directors would be able to influence the outcome of matters requiring a stockholder vote, including the election of directors, the issuance of new securities and the approval of significant transactions, thereby controlling our affairs and our management. The interests of our executive officers, our large common and preferred stockholders, and our directors may or may not be aligned, may conflict with the interests of our other stockholders and may delay, defer or prevent a change in control of our Company, or make some transactions more difficult or impossible. Examples of potentially conflicting transactions include the issuance of additional preferred securities, proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price of our common stock.

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

As of September 30, 2004, we had 8,521,000 outstanding stock options and 258,000 outstanding warrants to purchase our common stock.

As of September 30, 2004, we had 194,000 shares of our Series A preferred stock outstanding. The Series A preferred stock may be converted into our common stock at the then-applicable conversion rate. The Series A preferred stock has a $3.60 per share liquidation preference which increases at the rate of 6% per annum. Each share of Series A preferred stock may be converted to common stock at a rate of one share of common stock for each $3.60 of liquidation preference. The liquidation preference was $4.78 as of September 30, 2004. Because of the 6% accretion factor, each share of Series A preferred stock will be converted into greater than one share of common stock. Prior to any conversion, the conversion price is also adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, issuance of additional equity securities (other than those reserved as employee shares pursuant to any employee stock option plan) at a purchase price less than the then-current conversion price.

As of September 30, 2004, we had 1,797,000 shares of our Series B preferred stock outstanding. The Series B preferred stock may be converted into our common stock at the then applicable conversion rate. The Series B preferred stock has a $2.60 per share liquidation preference. Each share of Series B may be converted to common stock at an initial rate of one share of common stock for each $2.60 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event. The conversion price per share of Series B may be adjusted downward if we issue additional equity securities other than certain excluded stock, without consideration or for consideration per share less than the then-current conversion price.

As of September 30, 2004, we had 6,972,000 shares of our Series C and Series C-1 preferred stock outstanding. The Series C preferred stock may be converted into our common stock at the then applicable conversion rate. The Series C preferred stock has a $1.50 per share liquidation preference. Each share of Series C may be converted to common stock at an initial rate of one share of common stock for each $1.50 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event. The conversion price per share of Series C may be adjusted downward if we issue additional equity securities other than certain excluded stock, without consideration or for consideration per share less than the then-current conversion price. The Series C preferred stockholders are paid an 8% annual dividend in additional Series C preferred stock for one year and we will issue an additional 38,000 shares of Series C preferred stock as dividends through October 31, 2004 and 100,000 shares of Series C-1 preferred stock as dividends through September 30, 2005.

The issuance of common stock upon the exercise of our outstanding options and warrants, or the conversion of the Series A, Series B, Series C or any newly issued series of preferred stock, will cause dilution to existing stockholders and could adversely affect the market price of our common stock. In addition, the Series C preferred stock issued in October 2003 and the 1,643,000 shares of common stock issued in November 2003 are unregistered and these stockholders have registration rights. If the registration rights are exercised and the stock is re-sold in the market, the market price of our common stock could be adversely affected.

We may not recoup non-refundable advances made to Sharman Networks, Ltd.

In November 2003, a newly formed Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide non-refundable cash advances to Sharman Networks at various dates and additional monthly cash advances for at least one year that are recoupable against a sharing of revenues. The Company also issued 500,000 shares of Intermix Media common stock to Sharman Networks. Sharman Networks bundled one of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks also included channel links on the Kazaa Media Desktop to content provided by the Company. The Kazaa Media Desktop is a peer-to-peer file sharing application. If the revenue earned from the download application does not meet Company expectations, the advances to Sharman Networks will not be recouped. If Sharman Networks fails to continue to bundle the application or host the content for any reason, the advances to Sharman Networks may also not be recouped. In addition, if the number of new downloaded applications increases before November 15, 2004, then unplanned additional advances to Sharman Networks will be required and these additional advances may not be recouped. We have had disagreements with Sharman Networks about operational and contractual matters that may impact our ability to recoup our advances and this contract ends November 30, 2004. Any unrecouped advances and the unamortized value of the Company common stock issued to Sharman Networks, if any, will be expensed. The balance of unrecouped cash advances and the unamortized value of Company common stock was $625,000 at September 30, 2004.

Our business depends on our server and network hardware and software and our ability to expand network capacity.

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to attract Web users, advertisers, members and e-commerce partners to our websites. An unexpected and/or substantial increase in the use of our websites could strain the capacity of our systems, which could lead to slower response time or system failures. Although we have not had any significant delays, any slowdowns or system failures could adversely affect the speed and responsiveness of our websites and diminish the experience for our customers and members. We also face risks related to our ability to scale up member levels on our MySpace.com website while maintaining superior performance. If the usage of our websites substantially increases, we may need to purchase additional servers and networking equipment to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. Any system failure that causes an interruption in service or a decrease in the responsiveness of our websites could reduce traffic on our websites and, if sustained or repeated, could impair our reputation and the attractiveness of our brands as well as reduce revenue and negatively impact our operating results.

We rely on many different software applications, many of which have been developed internally. If these software applications fail, it would adversely affect our ability to provide our services. If we receive a significant unexpected increase in usage and are not able to rapidly expand our transaction-processing systems and network infrastructure without any systems interruptions, it could seriously harm our business and reputation.

We are negotiating a bank line of credit and we may need to raise additional capital. A bank line of credit and additional capital may not be available on acceptable terms, if at all.

We are negotiating a $3 million bank line of credit to replace the cash portion of the purchase price we paid for Focalex, Inc. in November 2004 The proposed bank line of credit is expected to have a one-year term and would grant the bank a first priority lien on all of the Company’s assets. There can be no assurance that the bank line of credit will be completed on acceptable terms or at all.

We are exploring financing options to raise additional capital to fund the anticipated future growth in MySpace.com operations and data center needs, and fund general corporate purposes, including potential future acquisitions. We do not know how much capital over the long term might be needed for MySpace.com to achieve its potential. We do not know if we will be able to raise this capital or what the terms of such a financing might be. We might not be able to achieve the revenue potential for MySpace.com if we are not able to raise new capital.

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

Revenues from the sale of Body Shape, Dream Shape and Hydroderm product lines were approximately 18%, 15% and 45%, respectively of the first six months of fiscal year 2005 product marketing segment revenues. Most of the products we sold in the first six months of fiscal year 2005 were purchased from three vendors. In addition, revenues from Advertising.com, Inc. and Overture Services, Inc. were approximately 10% and 30%, respectively of first six months of fiscal year 2005 network segment revenues. These concentrations of our business in certain products, vendors and in two customers create the risk of adverse financial impact if we are not able to continue to sell these products, source these products from our current vendors or continue to use Overture Services, Inc. in our download application business. We believe that we can mitigate the financial impact of the loss of a key vendor by sourcing an alternative vendor, but we cannot predict the timing of locating and qualifying the alternative vendor, or the pricing and terms that the alternative vendor might offer. In addition, we believe we can mitigate the financial impact of the loss of Overture Services, Inc. as a customer by using an alternative customer for our download application business, but we cannot predict the pricing and terms that the alternative customer might offer.

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

We compete in new and rapidly evolving markets. These facts make it difficult to evaluate our future prospects based on historical operating results.

We have historically repositioned our service and product offerings to adjust to evolving customer requirements and competitive pressures. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets, such as the Internet market. To address these risks, we must, among other things, expand our customer base, respond effectively to competitive developments, continue to attract, retain and motivate qualified employees, and continue to upgrade our technologies. If we are not successful in further developing and expanding our entertainment content, product and services businesses, and other related business opportunities, our ability to generate and increase profitability may not be achieved and our market price may decline.

Our quarterly and long-term operating results are volatile and difficult to predict.

Due to the nature of our business, our future operating results may fluctuate. If we are unable to meet the expectations of investors and public market analysts, the market price of our common stock may decrease. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by a variety of factors, many of which are outside our control. Factors that may affect our operating results include:

•	our ability to increase our current level of e-commerce merchandise sales;

•	our ability to purchase online advertising at competitive rates to attract new e-commerce customers;

•	our reliance on three principal suppliers of e-commerce merchandise;

•	our ability to retain existing users, attract new users and maintain user satisfaction;

•	the announcement or introduction of new or enhanced content, websites, products and services, and strategic partnerships by us and our competitors;

•	seasonality of Internet advertising revenue and e-commerce revenue;

•	the level of use of the Internet and increasing consumer acceptance of the Internet for entertainment and the purchase of products and services;

•	our ability to upgrade and develop our systems and infrastructure in a timely and effective manner; and

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic partnerships and general economic conditions.

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

Changes in government regulation and legal uncertainties could reduce demand for our products and services or increase the cost of doing business.

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

A federal law that impacts the way certain commercial E-mails are sent over the Internet went into effect January 1, 2004 and preempts the future enforcement of most state commercial E-mail laws, including the California commercial E-mail law. The new law prohibits E-mails that have misleading headers (the digital path to the recipient) and other practices that disguise the origin or path of the E-mail, false or misleading sender information and deceptive subject lines. The new law requires commercial E-mail’s to clearly identify the E-mail as an advertisement or solicitation, and contain a method for the recipient to opt-out of future mailings and the sender must honor the opt-out decision. The new law also calls on the Federal Trade Commission to create a do-not-E-mail registry similar to the do-not-call registry. Penalties for failure to comply with the new law include significant fines, forfeiture of property and imprisonment. This law and other laws or regulations that impact E-mail advertising could reduce our revenues.

The Federal Trade Commission has increasingly focused on issues impacting online marketing practices. The marketing claims we make in advertisements we place to obtain new e-commerce customers are adequately supported in our judgment. The Federal Trade Commission may make a different judgment about the adequacy of the support for the marketing claims we make. We could be fined for our past marketing practices and we could be required to make changes in our future marketing claims that could adversely affect our revenues.

If the delivery of Internet advertising on the Web, or the delivery of our E-mail messages, are limited or blocked, demand for our products and services may decline.

Our business may be adversely affected by the adoption by computer users of technologies that impact access to our products and services. For example, computer users may use software designed to filter or prevent the delivery of Internet advertising or deploy Internet browsers set to block the use of cookies. Microsoft Corporation has recently released Windows XP Service Pack 2 that adds pop-up blocking features to Internet Explorer. In addition, Internet service providers and certain search engines have introduced anti-pop-up tools or agreed not to sell pop-ups to third parties. The number of computer users who employ these or other similar technologies will increase, thereby diminishing the efficacy of our products and services. In the case that one or more of these technologies becomes widely adopted by computer users, demand for our products and services would decline.

We also depend on our ability to deliver E-mails over the Internet through Internet service providers and private networks. Internet service providers are able to block messages from reaching their users and we do not have, nor are we required to have, agreements with any Internet service providers to deliver E-mails to their customers. As a result, we could experience periodic blockages of our delivery of E-mails to their customers, which would limit the effectiveness of our E-mail marketing. Some Internet service providers also use proprietary technologies to handle and deliver E-mail. If Internet service providers materially limit or block the delivery of our E-mails, or if our technology fails to be compatible with these Internet service providers’ E-mail technologies, then our business, results of operations or financial condition could be materially and adversely affected. In addition, the effectiveness of E-mail marketing may decrease as a result of increased consumer resistance to E-mail marketing in general.

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

Item 4. Controls and Procedures

Overview

In August 2003, the Company restated previously reported financial results for the first three quarters of fiscal year 2003 due to the discovery of accounting errors in the Company’s fiscal year 2003 quarterly financial statements. In response to the identified accounting errors, management significantly expanded the size of the accounting and finance departments and reviewed the adequacy of internal controls over financial reporting. We identified various deficiencies in the design or operation of internal controls in major business processes that could have an impact on financial reporting. Our independent auditors confirmed the continued existence of certain of these deficiencies during their audit of our fiscal year 2004 financial statements.

The Company implemented a number of remedial controls and other actions designed to improve its accounting and financial reporting procedures and controls in fiscal year 2004. One of these changes was the purchase of a new general ledger system that is more appropriate to the size and complexity of the Company’s current business operations. The integration of the new general ledger system with the Company’s existing business applications is ongoing and management expects the integration to be completed in six to nine months.

The Company adopted supplemental control measures in fiscal year 2004 that were designed to mitigate the effect of the identified control deficiencies, including the deficiencies confirmed by our auditors during their audit of our fiscal year 2004 financial statements. The Company expects that the full implementation of its integrated general ledger system and the correction of the other identified control deficiencies over financial reporting will render these supplemental control measures redundant and they will be eliminated.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes to Internal Control Over Financial Reporting

The ongoing implementation of an integrated general ledger system continued during the quarter ended September 30, 2004. The implementation process constituted a significant change in internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 – Commitments and Contingencies of Notes to Consolidated Financial Statements (Part 1, Item 1) for information on legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on August 31, 2004. The Board of Directors submitted to a vote of the Company’s stockholders and solicited proxies for, a slate of directors to hold office until the next annual meeting of stockholders and three additional matters.

Proposal 1. Election of Directors:

	For	Withheld
Richard Rosenblatt	26,327,996	5,473,218
Brett Brewer	26,287,996	5,513,218
Daniel Mosher	26,278,041	5,523,173
Lawrence Moreau	26,327,396	5,473,818
Jeffrey Edell	26,327,996	5,473,218
James Quandt	26,327,396	5,473,818

Proposal 2. To approve the issuance of common stock to Series C preferred stockholders under certain circumstances:

For	Against	Abstain
7,567,152	6,745,992	10,500,121

Proposal 3. To approve the adoption of the Intermix Media, Inc. 2004 Stock Awards Plan:

For	Against	Abstain
17,206,972	7,536,945	69,348

Proposal 4. To ratify the appointment of Moss Adams LLP as the Company’s independent auditors for fiscal year 2005:

For	Against	Abstain
32,749,981	42,720	12,800

Item 6. Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intermix Media, Inc. (Registrant)

By:	/s/ Thomas J. Flahie
Thomas J. Flahie
Chief Financial Officer
(Principal Financial Officer)

Dated: November 11, 2004

Exhibit Index

Exhibit Number	Description
2.01	Certificate of Ownership and Merger Merging Intermix Media, Inc. into eUniverse, Inc., effective July 15, 2004. (1)

10.01	Employment Agreement with Adam Goldenberg, dated April 6, 2004. (2)

10.02	Asset Purchase Agreement, dated as of July 13, 2004, by and between eUniverse, Inc. and Supernation, LLC. (3)

10.03	Asset Purchase Agreement, dated as of June 30, 2004, by and among CES Software, PLC and eUniverse, Inc., et. al. (4) **

10.04	Intermix Media, Inc. 2004 Stock Awards Plan. (5)

10.05	Agreement and Plan of Merger, dated October 7, 2004, by Intermix Media, Inc., FL Acquisition Corp., Focalex, Inc., Jonathan A. Lieberman and Seth W. Lieberman (6)

10.06	Voting rights agreement with affiliates of VantagePoint Venture Partners, dated October 14, 2004. (7)

10.07	Asset Acquisition Agreement, dated as of December 17, 2003, by and between eUniverse, Inc. and MySpace Ventures, LLC. *

10.08	Letter regarding agreement in principle between Intermix Media, Inc. and lead plaintiff in Sands v. eUniverse, Inc. securities class action. (8)

31	Certification of the Chief Executive Officer and Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934. *

32	Certification of the Chief Executive Officer and Chief Financial Officer, adopted pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.
**	Confidential treatment has been requested for certain portions of this exhibit.
(1)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on July 15, 2004.
(2)	Incorporated by reference to Intermix Media, Inc.’s Form 10-K filed on June 15, 2004.
(3)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on July 16, 2004.
(4)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on August 5, 2004.
(5)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on September 3, 2004.
(6)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on October 13, 2004.
(7)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on October 19, 2004.
(8)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on November 10, 2004.