Form 10-Q
period 2004-12-31
Intermix Media, Inc.
filed 2005-02-14
CIK 1088244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 9, 2005, there were 32,014,701 shares of the Registrant’s common stock, par value $0.001 outstanding.

Intermix Media, Inc.

Form 10-Q

For the Three Months Ended December 31, 2004

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Intermix Media, Inc.

Consolidated Balance Sheets

(in thousands, except par value data)

	December 31, 2004 (Unaudited)	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$8,149	$6,245
Restricted cash	1,861	2,116
Accounts receivable, net	5,580	3,901
Inventories, net	2,159	1,168
Net assets of SkillJam held for sale	—	102
Prepaid expenses and other assets	4,111	3,136

Total current assets	21,860	16,668
Property and equipment, net	4,342	2,454
Goodwill	17,829	14,882
Other intangible assets, net	4,239	2,520
Deposits and other assets	1,024	974

Total assets	$49,294	$37,498

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,089	$5,793
Accrued expenses	4,849	3,317
Deferred revenue	2,304	892
Current portion of debt obligations	—	5,224
Current portion of capitalized lease obligations	60	489

Total current liabilities	11,302	15,715
Capitalized lease obligations, less current portion	12	33
Other long term liabilities	80	—

Total liabilities	11,394	15,748

Stockholders’ equity:
Preferred stock, $0.10 par value; 40,000 shares authorized; 9,026 and 7,627 shares issued and outstanding, respectively	934	763
Common stock, $0.001 par value; 250,000 shares authorized; 31,903 and 28,819 shares issued and outstanding, respectively	32	29
Additional paid-in capital	93,682	82,178
Accumulated deficit	(56,748)	(61,220)

Total stockholders’ equity	37,900	21,750

Total liabilities and stockholders’ equity	$49,294	$37,498

See Notes to Consolidated Financial Statements

Intermix Media, Inc.

Consolidated Statements of Operations

(in thousands, except per share data - unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues	$20,328	$14,147	$54,837	$38,465
Cost of revenues	3,852	2,780	11,903	8,681

Gross profit	16,476	11,367	42,934	29,784

Operating expenses:
Marketing and sales	9,756	5,321	24,462	15,700
Product development	2,093	1,459	5,328	4,331
General and administrative	4,209	3,327	12,513	10,984
Restatement professional fees	—	862	(281)	4,085
Amortization of other intangible assets	370	321	904	962
Impairment of goodwill and other intangible assets	—	1,200	—	1,200

Total operating expenses	16,428	12,490	42,926	37,262

Operating loss	48	(1,123)	8	(7,478)
Interest income (expense), net	6	(108)	(166)	(311)
Gain on debt extinguished	—	—	630	—

Income (loss) from continuing operations before income taxes	54	(1,231)	472	(7,789)
Income taxes	(16)	(8)	(43)	(8)

Income (loss) from continuing operations	38	(1,239)	429	(7,797)
Loss from discontinued operations	—	(854)	(148)	(942)
Gain on sale of SkillJam	—	—	4,647	—

Net income (loss)	38	(2,093)	4,928	(8,739)
Preferred stock dividends and liquidation preference	(117)	(123)	(456)	(157)
Income allocated to preferred stockholders	(9)	—	(1,084)	—

Income (loss) to common stockholders	$(88)	$(2,216)	$3,388	$(8,896)

Loss from continuing operations:
Basic per share	$—	$(0.05)	$—	$(0.30)
Diluted per share	—	(0.05)	—	(0.30)
Gain on sale of SkillJam:
Basic per share	—	—	0.12	—
Diluted per share	—	—	0.12	—
Income (loss) to common stockholders:
Basic per share	—	(0.08)	0.12	(0.33)
Diluted per share	—	(0.08)	0.12	(0.33)

See Notes to Consolidated Financial Statements

Intermix Media, Inc.

Consolidated Statements of Cash Flows

(in thousands - unaudited)

	Nine Months Ended December 31,
	2004	2003
Operating activities:
Net income (loss)	$4,928	$(8,739)
Net cash provided by discontinued operations	—	304
Gain on sale of SkillJam	(4,647)	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,081	1,306
Amortization of other intangible assets	904	962
Impairment of goodwill and other intangible assets	—	1,200
Gain on debt extinguished	(630)	—
Other non-cash charges	37	139
Provision (benefit) for doubtful accounts	(361)	1,192
Changes in other current assets	(1,239)	(2,499)
Changes in current liabilities	(36)	(1,581)

Net cash provided by (used in) operating activities	100	(7,716)

Investing activities:
Purchases of property and equipment	(2,876)	(429)
Purchases of other intangible assets	(117)	(51)
Acquisitions of Focalex, Supernation and ResponseBase	(2,464)	(87)
Proceeds from sale of SkillJam	4,647	—
Deposits and other	—	427

Net cash used in investing activities	(810)	(140)

Financing activities:
Repayment of capital lease obligations	(450)	(988)
Proceeds from debt obligations	—	2,000
Repayment of debt obligations	(2,204)	(975)
Proceeds from exercise of stock options	1,268	149
Proceeds from issuance of preferred stock	—	7,686
Proceeds from issuance of common stock	4,000	2,472

Net cash provided by financing activities	2,614	10,344

Change in cash and cash equivalents	1,904	2,488
Cash and cash equivalents, beginning of period	6,245	4,663

Cash and cash equivalents, end of period	$8,149	$7,151

Supplemental Cash Flow Information:
Cash paid for interest	$84	$203
Cash paid for income taxes	215	138
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Issuance of common stock for the Supernation asset purchase	1,798	—
Issuance of common stock from the Focalex acquisition	1,700	—
Conversion of note into Series C-1 preferred stock	2,500	—
Preferred stock dividends	425	106
Common stock issued to Sharman Networks	—	975
Equipment acquired under capital leases	—	121

See Notes to Consolidated Financial Statements

Intermix Media, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1. The Company and Basis of Presentation

Intermix Media, Inc. (the “Company”, “we” or “our”), a Delaware Corporation, is an online media and entertainment enterprise that utilizes proprietary technologies; analytical marketing tools; and unique viral and user generated content; to monetize its online network, and in its sale of high margin products directly to consumers across the Internet. The Company conducts operations from facilities located in Los Angeles, California, Mount Vernon, Washington, and Newton, Massachusetts. These financial statements include the accounts of Intermix Media, Inc. and its majority owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation. The Company changed its name from eUniverse, Inc. to Intermix Media, Inc. on July 15, 2004.

These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2004.

Note 2. Accounting Policies

Estimates and assumptions

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Examples of significant estimates used in preparing the accompanying financial statements include impairment of goodwill and other intangible assets, revenue recognition, and reserves for accounts receivable, inventories, sales returns and deferred tax assets. Actual results and outcomes may differ from management’s estimates and assumptions.

Restricted cash and deposits

At December 31, 2004 and March 31, 2004, the Company had $1,861,000 and $1,699,000, respectively, of funds held by banks as reserves against possible charge backs and returns on credit card transactions that are not offset against the Company’s daily sales deposit activity. These amounts are classified as restricted cash. Restricted cash at December 31, 2004 also includes $1 million of funds held in escrow in connection with the sale of SkillJam. In addition, the Company also had $638,000 and $1,051,000 in certificates of deposit at December 31, 2004 and March 31, 2004, respectively, that collateralize lease obligations. At March 31, 2004, a $417,000 certificate of deposit was classified as restricted cash, and subsequently closed in June 2004. The remaining certificates of deposit at December 31, 2004 and March 31, 2004, with maturities greater than one year, are classified as long-term deposits.

Allowance for doubtful accounts

The Company computes its allowance for doubtful accounts receivable by reserving a portion of all accounts receivable outstanding over 60 days based upon historical experience, and providing a specific reserve for accounts with a high likelihood of becoming uncollectible. Bad debt expense (benefit) was ($361,000) for the nine months ended December 31, 2004 and $1,192,000 for the nine months ended December 31, 2003. The allowance for doubtful accounts was $410,000 at December 31, 2004 and $710,000 at March 31, 2004.

Prepaid expenses

In November 2003, a Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. The subsidiary agreed to provide non-refundable cash advances to Sharman Networks that are recoupable against a sharing of revenues. The Company also issued to Sharman Networks 500,000 shares of Company common stock. Sharman Networks bundled one of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop through November 30, 2004. The agreement expired in accordance with its terms in November 2004, and the Company chose not to renew such agreement.

Accrued expenses

Included in accrued expenses is accrued compensation of $1,200,000 at December 31, 2004 and $797,000 at March 31, 2004.

Revenues

Product marketing revenue is generated primarily through the sale of products to customers over the Internet. Sales to customers are primarily on a continuity basis, in which customers agree to accept regularly scheduled shipments of selected products, as well as through individual orders of products. Under the Company’s product continuity program, customers receive an initial shipment of the product they select on a risk-free trial basis. Revenue related to this initial shipment is deferred. If the customer returns the product within the risk-free period, the customer will receive no further shipments and the deferred revenue is reversed. If the risk-free trial period expires without action by the customer, the customer is considered to have accepted the product. Upon expiration of the trial period, the customer’s credit card is charged for the initial shipment; the deferred revenue related to the initial shipment of product is recognized. Revenue related to individual orders of products by customers is recognized upon shipment. Fulfillment of product orders is handled both internally and through third parties. Shipping and handling fees charged to customers are included in revenues, and shipping and handling costs are included in cost of revenues.

The Company recognizes advertising revenue upon fulfillment and delivery of customer advertising. The Company generates advertising revenues based on delivered quantities of advertising, action by the recipient of the advertising message, or upon revenue generation by the Company’s customer. Revenues are recorded when delivery has occurred, the sales price is determinable and collection is probable. Third party distribution fees are included in marketing and sales expense in the month the related advertising is earned.

Subscription and non-refundable membership revenues are recognized ratably over the period that services are provided. Deferred revenue consists primarily of subscription revenues billed in advance of the term of service.

Stock-based compensation

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value-based method of accounting. Compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price, if any. Compensation expense is recognized immediately if vesting is upon grant or ratably over the vesting period if the options vest over time. Common stock issued to vendors is valued at the closing market price on the date of issuance and other equity instruments granted to consultants and vendors are valued using the Black-Scholes option-pricing model.

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure. The following table illustrates the effect on income (loss) to common stockholders and income (loss) per share to common stockholders had the Company applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Income (loss) to common stockholders:
As reported	$(88)	$(2,216)	$3,388	$(8,896)
Less: stock-based compensation expense determined by the fair value method	(776)	(763)	(2,057)	(2,540)
Plus: expense allocated to preferred stockholders	178	—	453	—

Pro forma income (loss) to common stockholders	$(686)	$(2,979)	$1,784	$(11,436)

Income (loss) to common stockholders:
Basic per share – as reported	$—	$(0.08)	$0.12	$(0.33)
Basic per share – pro forma	(0.02)	(0.11)	0.06	(0.43)
Diluted per share – as reported	—	(0.08)	0.12	(0.33)
Diluted per share – pro forma	(0.02)	(0.11)	0.06	(0.43)

The Company’s fiscal year 2005 and 2004 fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended December 31,
	2004	2003
Expected volatility	86% - 134%	86% - 134%
Risk free interest rate	2.33% - 5.72%	3.86% - 5.72%
Expected lives	5-6 years	5 years
Dividend rate	—	—

Advertising costs

Advertising costs, except for costs associated with televised direct-response advertising, are charged to marketing and sales expense when incurred. Included in marketing and sales expense for the first nine months of fiscal years 2005 and 2004, were $14,498,000 and $7,222,000 of advertising media and affiliate costs, respectively. The cost to produce televised direct-response advertising are capitalized and amortized to cost of revenues over the period when future benefits are to be received. Furthermore, costs to air media related to a televised direct-response advertising campaign are typically prepaid and expensed when broadcast. There were immaterial televised direct-response advertising costs included in continuing operations in the first nine months of either fiscal year 2005 or 2004. Included in discontinued operations for the first nine months of fiscal year 2004 is $2,628,000 of televised direct-response advertising costs. There were no televised direct response advertising costs included in discontinued operations in the first nine months of fiscal year 2005.

Discontinued operations

In July 2004, we sold the assets of our SkillJam business unit. We reclassified the revenues and expenses of this business unit to discontinued operations and we reclassified the balance sheet of this business unit to net assets of SkillJam held for sale. This business unit had $1,523,000 in revenues and $1,671,000 in costs and expenses in the first nine months of fiscal year 2005 and $3,108,000 in revenues and $3,388,000 in costs and expenses in the first nine months of fiscal year 2004.

We sold the SkillJam business unit to CES Software PLC on July 30, 2004. The sale proceeds were $8 million and we realized a $4,647,000 gain on sale of assets, net of $168,000 of income taxes. We paid off a related $1.2 million acquisition earn out obligation to a company owned by two SkillJam employees. A one year, $1 million escrow was established for certain indemnification obligations and we will record up to an additional $1 million gain on sale depending on the resolution of the indemnification obligations. In addition, we will receive a percentage of the net revenue from the sale of the SkillJam technology to the buyer’s European customers over five years. As of December 31, 2004, we have not received any percentage of net revenues from the sale of SkillJam. We have agreed to indemnify CES Software for certain contingent obligations up to the amount of the sale proceeds. We believe these contingencies are remote.

In the fourth quarter of fiscal year 2004, we sold the assets of the Body Dome product line. This product line had $6,018,000 in revenues and $6,680,000 in costs and expenses in the first nine months of fiscal year 2004.

Income per share

Basic income per share is computed as net income (loss) less accretion of the Series A preferred stock, stock dividends on the Series C preferred stock and income allocated to preferred stockholders divided by the weighted average number of outstanding common shares during the period. Diluted income per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted income per share does not assume the conversion or exercise of securities that would have an anti-dilutive effect. For the third quarter and first nine months of fiscal year 2005, 7,813,962 and 8,913,718, respectively of stock options, 9,028,000 and 8,118,000, respectively of preferred stock and 352,000 and 352,000, respectively of stock purchase warrants were excluded from the computation of diluted income per share because their effect is anti-dilutive. For the third quarter and first nine months of fiscal year 2004, 4,754,000 and 5,017,000, respectively of stock options, 5,746,000 and 3,411,000, respectively of preferred stock and 108,000 and 108,000, respectively of stock purchase warrants were excluded from the computation of diluted income per share because their effect is anti-dilutive.

The computation of basic and diluted income (loss) per common share is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Income (loss) from continuing operations:	$38	$(1,239)	$429	$(7,797)
Preferred stock dividends and liquidation preference	(117)	(123)	(456)	(157)
Income allocated to preferred stockholders	(9)	—	(99)	—

Loss to common stockholders - basic	(88)	(1,362)	(126)	(7,954)
Loss from discontinued operations	—	(854)	(148)	(942)
Gain on sale of SkillJam	—	—	4,647	—
Income allocated to preferred stockholders	—	—	(985)	—

Income (loss) to common stockholders	$(88)	$(2,216)	$3,388	$(8,896)

Basic weighted average common shares	30,212	27,611	29,339	26,894
Conversion of preferred stock	—	—	—	—
Exercise of stock options	—	—	—	—
Exercise of stock purchase warrants	—	—	—	—

Diluted weighted average common shares	30,212	27,611	29,339	26,894

Basic income (loss) per common share:
Continuing operations	$—	$(0.05)	$—	$(0.30)
Discontinued operations	—	(0.03)	—	(0.03)
Gain on sale of SkillJam	—	—	0.12	—

	$—	$(0.08)	$0.12	$(0.33)

Diluted income (loss) per common share:
Continuing operations	$—	$(0.05)	$—	$(0.30)
Discontinued operations	—	(0.03)	—	(0.03)
Gain on sale of SkillJam	—	—	0.12	—

	$—	$(0.08)	$0.12	$(0.33)

Acquisition of Focalex, Inc.

We purchased all of the outstanding stock of Focalex, Inc. (“Focalex”) on November 5, 2004 for $2.6 million in cash and 548,000 shares of common stock valued at $1.7 million. Focalex is a Massachusetts-based Internet advertising and affiliate marketing company. The 548,000 shares of Company common stock were valued on the date of acquisition at the reported closing trading price as adjusted for a minor discount to reflect the illiquidity of the unregistered common stock issued. We accounted for this acquisition under the purchase method of accounting, and we have consolidated the operating results of Focalex in the Company’s financial statements since November 5, 2004.

The preliminary allocation of the purchase price to assets acquired, and liabilities assumed, based on the estimated fair values, is as follows (in thousands):

Cash acquired	$312
Accounts receivable	710
Other assets	129
Goodwill	1,192
Amortizable intangible assets
Trade name, trademark and domain name	658
Customer, affiliate and advertising-related relationships	303
Developed technology	986
Other identifiable intangible assets	382
Accounts payable	(192)
Other liabilities assumed	(194)

Total	$4,286

The values assigned to goodwill and amortizable intangible assets are based upon a preliminary valuation and may change based on the final results of an asset appraisal. A change in values may result in a reclassification of amounts between goodwill and intangible assets, and potentially require an adjustment to the accumulated intangible asset amortization.

Pro-forma data (unaudited) for the three months and nine months ended December 31, 2004 and 2003, as if this acquisition was effective as of April 1, 2003, using the pre-acquisition operating results reported by Focalex, is as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues	$1,227	$1,006	$3,072	$3,155
Net income	180	36	253	332
Basic income per share	0.01	—	0.01	0.01
Diluted income per share	0.01	—	0.01	0.01

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. Our Series A, B and C preferred stock are participating securities as defined in EITF 03-6. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods must be retroactively adjusted to comply with EITF 03-6. The Company adopted EITF 03-6 in the quarter ended September 30, 2004. EITF 03-6 had no impact on prior year per share amounts because of the net losses for the prior periods.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. This statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments of the company, or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value based method. The statement requires the cost of all forms of equity-based compensation granted to employees be recognized in a company’s income statement and that such cost be measured at the fair value of the stock options. The new rules will be applied on one of two retroactive or prospective methods as defined in the statement, and will be effective for quarters beginning after June 30, 2005. The adoption of this standard will have a material impact on the Company’s future income statements by increasing compensation expense for the value of stock options issued to employees. We are currently evaluating alternative option valuation methodologies and assumptions in light of the new accounting standard for employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the quarter ended September 30, 2005.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of facility expense, freight, handling costs, and wasted material (spoilage). ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Although the Company will continue to evaluate the application of SFAS 151, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. Although the Company will continue to evaluate the application of SFAS 153, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

Reclassifications

Prior year amounts in the financial statements related to the discontinued SkillJam business unit, the discontinued Body Dome product line and the reconfigured segment disclosures have been reclassified to conform to the current period presentation.

Note 3. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2004	March 31, 2004
Furniture and fixtures	$107	$75
Computers and equipment	5,288	2,656
Equipment under capital leases	2,495	2,495
Leasehold improvements	58	19
Purchased software	1,018	752

	8,966	5,997
Less: accumulated depreciation and amortization	(4,624)	(3,543)

	$4,342	$2,454

Depreciation and amortization expense was $1,081,000 for the first nine months of fiscal year 2005 and $1,306,000 for the first nine months of fiscal year 2004.

Note 4. Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets was $22,068,000 as of December 31, 2004 and $17,402,000 as of March 31, 2004. We assess the potential impairment of goodwill and other intangible assets with indefinite lives in our fourth fiscal quarter or whenever events or circumstances suggest that the carrying amount may not be recoverable. We assess the potential impairment of intangible assets with definite lives whenever events or circumstances suggest that the carrying amount may not be recoverable. If the carrying value exceeds fair value, an impairment loss is recognized for the excess. Fair value is determined based on the estimated future cash inflows on a discounted basis attributable to the asset less estimated future cash outflows on a discounted basis. The assessment of the potential impairment of goodwill and other intangible assets requires significant judgment and estimates. No indicators of impairment were identified in the first nine months of fiscal years 2005. In the third quarter of fiscal year 2004, the ResponseBase division’s revenues declined $7.1 million compared to the year before. We recorded a $1,200,000 impairment charge in the third quarter of fiscal year 2004 due to the significant reduction in ResponseBase’s revenue.

On September 15, 2004, we purchased the assets of Supernation, LLC, which includes the Superdudes gaming network, for $125,000 in cash, 900,000 shares of common stock and participation by Supernation in future revenues derived from exploitation of the assets under certain circumstances. Mr. Richard Rosenblatt, the Company’s Chief Executive Officer, owned approximately 25% of the Supernation member interests. Mr. Rosenblatt agreed to sell his member interests in Supernation to avoid any interest in the potential future revenue sharing. We allocated the purchase price to property and equipment for $17,000, to goodwill for $1,764,000 and to other intangible assets for $236,000.

Other intangible assets consist of the following (in thousands):

	December 31, 2004	March 31, 2004
Customer lists	$2,398	$2,243
Domain names	1,782	1,700
License agreements	316	315
Websites	2,962	1,210
Other	1,317	684

	8,775	6,152
Less: accumulated amortization	(4,536)	(3,632)

	$4,239	$2,520

Amortization expense for other intangible assets was $904,000 for the first nine months of fiscal 2005 and $962,000 for the first nine months of fiscal year 2004. Amortization expense for other intangible assets for future years ending March 31 is expected to be as follows (in thousands):

2005 (remaining three months)	$429
2006	1,491
2007	864
2008	401
Thereafter	202

$3,387

Note 5. Debt Obligations and Capital Leases

Debt obligations consist of the following (in thousands):

	December 31, 2004	March 31, 2004
550 Digital Media Ventures – Affiliate (1)	$—	$2,404
VantagePoint – Affiliate (2)	—	2,500
SFX Entertainment, Inc. (3)	—	320

	—	5,224
Less: current portion of debt obligations	—	(5,224)

	$—	$—

(1)	550 Digital Media Ventures, Inc. (“550 DMV”) is an indirect subsidiary of Sony Corporation of America. The due date of the principal and interest on this note was March 31, 2005. This note bore interest at prime plus 2%, was collateralized by a security interest in the Company’s assets and was convertible into Series B preferred stock after March 31, 2005.

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

The following are payments due under capitalized leases and the present value of future minimum rentals for future years ending March 31 (in thousands):

2005 (remaining three months)	$41
2006	24
Thereafter	9

Total minimum lease payments	74
Less: amounts representing interest	(2)

Present value of net minimum lease payments	72
Less: current portion of capital lease obligations	(60)

Long-term obligations under capital leases	$12

Equipment with a cost of $495,182 at December 31, 2004 is collateral for the capital lease obligations.

Note 6. Commitments and Contingencies

Operating leases

The Company leases various facilities under non-cancelable operating leases. Minimum lease payments under these non-cancelable operating leases for future years ending March 31 are as follows (in thousands):

2005 (remaining three months)	$327
2006	1,190
2007	437
2008	68

Total	$2,022

Rent expense was $895,000 in the first nine months of fiscal year 2005 and $880,000 in the first nine months of fiscal year 2004.

Legal proceedings

As previously reported, on January 31, 2003 Arcade Planet, Inc. (“Arcade Planet”), a California corporation, filed a patent infringement complaint against the Company in the United States District Court for the District of Nevada. Arcade Planet alleges that the online skill-based gaming business owned and operated by the Company at the time of the filing of the lawsuit, and which the Company subsequently sold in July of 2004, infringed a patent held by Arcade Planet entitled the “918 Patent.” In the complaint, Arcade Planet seeks to prevent future infringement of the 918 Patent and compensation for lost profits or royalty damages. In April 2003, the Company filed an answer denying Arcade Planet’s allegations and seeking declaratory judgment from the Court that the Company has not infringed the 918 Patent and that the claims of the 918 Patent are invalid and unenforceable. In July 2003, the Court stayed this action until the United States Patent and Trademark Office reexamines substantial new questions of patentability affecting certain claims underlying the 918 Patent. In the event that the 918 Patent claims at issue survive reexamination by the United States Patent and Trademark Office and Arcade Planet continues to pursue any claims for past infringement, the Company will reevaluate how to proceed at that time.

As previously reported, a consolidated stockholder lawsuit styled as a class action under lead counsel and plaintiff is pending against the Company, several of its current and former officers and/or employees, and the Company’s former auditor in the United States District Court for the Central District of California (the “Securities Litigation”). The Securities Litigation arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes allegations of, among other things, intentionally false and misleading statements regarding the Company’s business prospects, financial condition and performance. On June 9, 2004, the Court granted the Company’s and other defendants’ motions to dismiss the lawsuit and plaintiffs were permitted to file an amended complaint. On July 15, 2004, the Securities Litigation was stayed in order to allow the parties to pursue a mediated settlement of the claims asserted in the matter. As a result of the mediation, in November of 2004 lead plaintiff and the Company reached an agreement in principle to settle the lawsuit for $5.5 million in cash, which the Company’s insurance carriers have agreed to fund. One of the Company’s insurance carriers, from whom the Company expects that approximately $1.5 million of the settlement will be paid, has reserved the right to seek reimbursement from the Company should the carrier dispute that it was obligated to provide coverage for the lawsuit. On January 11, 2005, the parties to the Securities Litigation entered into a Stipulation of Settlement setting forth the additional terms and conditions of settlement to be proposed to the Court for approval. The parties are awaiting preliminary Court approval of the settlement after which time notice of the settlement is expected to be mailed to class members and a hearing set for final Court approval.

Also as previously reported, two purported stockholder derivative actions, which are substantially similar, were filed in May of 2003 against various current and former Company directors, officers, and/or employees. One of the actions remains pending in the United States District Court for the Central District of California and the other, formerly two actions which were consolidated, was dismissed by the Superior Court of California for the County of Los Angeles (“LASC”) in October of 2004 (collectively, the “Derivative Litigation”). The Derivative Litigation similarly arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes claims of breach of fiduciary duty in connection with the restatement and in connection with allegedly improper insider sales of Company stock by one officer and one former Company employee. Plaintiff in the LASC derivative litigation has provided notice of his intent to appeal the decision of the Court to dismiss the lawsuit and the Company expects to oppose the appeal and petition the Appellate Court to affirm the dismissal. The Federal Court derivative action was stayed by mutual agreement of the parties since its inception pending determination of whether plaintiffs in the Securities Litigation will be able to state a claim against the defendants. In light of the anticipated settlement of the Securities Litigation, and unless a mutually acceptable resolution can be achieved, the Company expects, upon expiration of the stay of the matter, to move to dismiss the Federal Court derivative action on substantially the same grounds as the LASC derivative action.

In the event that the Securities Litigation settlement is not consummated, the plaintiffs in the State Court derivative action successfully appeal the decision of the court, or the plaintiffs in the Federal Court derivative action seek to litigate that matter, the Company intends to vigorously defend itself in the Securities Litigation and to address the Derivative Litigation as appropriate. Defending against existing and potential securities and class action litigation relating to the fiscal year 2003 accounting restatement will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses were ultimately unsuccessful, or if the Company were unable to achieve a favorable settlement, the Company could be liable for large damage awards that could seriously harm its business and results of operations. While one of the Company’s insurance carriers has agreed that certain claims made in the lawsuits are covered by a directors and officers’ insurance policy, such coverage is subject to the limits and other terms and conditions of the policy. The Company cannot predict how much of the ongoing litigation costs or any eventual settlement or judgment would be covered by the insurance carrier.

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

As previously reported, on December 11, 2003, Brad Greenspan, the Company’s former Chairman and Chief Executive Officer who resigned as CEO and was removed as Chairman in the Fall of 2003, filed a complaint against the Company, each of the Company’s then-incumbent directors and the Company’s Series C preferred stockholders in the Court of Chancery of the State of Delaware in and for New Castle County. The complaint challenged various actions taken by the Company and its Board of Directors in advance of the Company’s 2003 annual meeting of stockholders, which was held on January 29, 2004, and which Mr. Greenspan alleged unfairly restricted his ability to oppose, and/or solicit competing proxies for, business to be conducted at the annual meeting. The Company and the Company’s directors denied Mr. Greenspan’s allegations and claims as factually unfounded and otherwise without merit. Mr. Greenspan subsequently waged and lost a proxy contest in which he garnered 2% of the votes cast apart from his own shares. On July 8, 2004, Mr. Greenspan filed a motion to dismiss the Delaware action as moot and for an award of attorneys’ fees and costs in the amount of $320,000. The Company stipulated to dismissal of the action and opposed Mr. Greenspan’s application for fees and costs. In November of 2004, the Court dismissed Mr. Greenspan’s action as moot and awarded $50,000 in fees and costs.

Mr. Greenspan recently threatened to file a lawsuit for claims he allegedly has against the Company, various of its current and former directors and officers, and VantagePoint Venture Partners, a large stockholder of the Company, and certain of its principals and affiliates. In a draft complaint Mr. Greenspan delivered to the Company, Mr. Greenspan alleged claims of libel and fraud against Intermix and various of its current and former officers and directors, claims of intentional interference with contract and prospective economic advantage, unfair competition and fraud against VantagePoint and certain of its affiliates and principals, and claims that the Company’s forecasts of profitability leading up to the proxy contest were false and misleading. These purported claims generally related to the Company’s decision to consummate the VantagePoint financing in October of 2003, Mr. Greenspan’s contemporaneous separation from the Company and matters arising during the proxy contest in connection with the Company’s annual meeting of stockholders at the end of January of 2004. Mr. Greenspan’s draft complaint also alleged that the Company’s acquisition of the assets of Supernation LLC in July of 2004 involved breaches of fiduciary duty. More recently, Mr. Greenspan notified the Company of his intent to instead fashion and pursue claims in a derivative action. On February 10, 2005, Mr. Greenspan filed a derivative complaint in Los Angeles Superior Court with substantially the same allegations as contained in the draft complaint provided to the Company. The complaint includes claims for breach of fiduciary duty, indemnification, unfair competition and fraud. Mr. Greenspan seeks remittance of compensation received by the various current and former director and officer defendants, unspecified damages, removal of various Company directors, disgorgement of unspecified profits, reformation of the Supernation purchase, punitive damages, fees and costs, injunctive relief and other remedies. The Company believes that the claims alleged by Mr. Greenspan are without merit. The Company intends to pursue dismissal of the action as well as evaluate any claims the Company and/or its current and former directors and officers may have against Mr. Greenspan for the institution of a frivolous lawsuit and/or baseless claims and allegations made in connection therewith. The Company’s pursuit of the foregoing may require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses.

Note 7. Stockholders’ Equity and Equity Compensation Plans

On September 15, 2004, the Company purchased the assets of Supernation, LLC, which includes the Superdudes gaming network, for $125,000 in cash, 900,000 shares of common stock valued at $1.8 million and a participation in certain future revenues. The 900,000 shares of Company common stock were valued on the date of acquisition at the reported closing trading price as adjusted for a minor discount to reflect the illiquidity of the unregistered common stock issued.

We purchased all of the outstanding stock of Focalex on November 5, 2004 for $2.6 million in cash and 548,000 shares of common stock valued at $1.7 million. The 548,000 shares of Company common stock were valued on the date of acquisition at the reported closing trading price as adjusted for a minor discount to reflect the illiquidity of the unregistered common stock issued.

On December 17, 2004, we issued one million shares of Company common stock and a five-year warrant to purchase an additional 150,000 shares of Company common stock at $4 per share to entities affiliated with Redpoint Ventures (collectively “Redpoint Ventures”) for a total purchase price of $4 million. The Company and Redpoint also entered into registration rights agreement applicable to the common stock and shares to be issued upon exercise of the warrant.

In the first nine months of fiscal year 2005, no shares of Series A preferred stock were converted into shares of common stock. As of December 31, 2004, there are 194,000 shares of Series A preferred stock outstanding that are convertible into 261,000 shares of common stock at the applicable conversion rate. In the first nine months of fiscal year 2005, 126,000 shares of Series B preferred stock were converted into 126,000 shares of common stock. In the first nine months of fiscal year 2005, the Company issued 250,000 and 25,000 shares of Series C and C-1 preferred stock respectively to Series C and C-1 stockholders as dividends and issued 1,250,000 shares of Series C-1 preferred stock to VantagePoint upon conversion of a $2.5 million senior secured convertible note due to VantagePoint. As of December 31, 2004, there are 1,797,000 outstanding shares of Series B preferred stock and 7,035,000 outstanding shares of Series C and C-1 preferred stock that are convertible into 8,832,000 shares of common stock at the current conversion rates.

The following is a summary of stock option activity (in thousands, except per share data):

	Nine Months Ended December 31,
	2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,844	$2.28	7,602	$3.25
Granted	3,361	3.11	828	1.90
Exercised	(454)	2.58	(73)	2.31
Cancelled	(844)	2.52	(3,603)	3.90

Outstanding at end of period	9,907	2.53	4,754	2.53

Exercisable at end of period	3,764	2.49	3,103	2.67

The following table summarizes information about stock options outstanding at December 31, 2004 (in thousands, except per share data):

	Options Outstanding		Options Exercisable
Price Range	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.01-7.00	145	$5.94	141	$5.95
3.01-5.00	1,728	3.95	153	3.89
1.00-3.00	8,034	2.16	3,470	2.29

	9,907		3,764

The following is a summary of stock purchase warrant activity (in thousands, except per share data):

	Nine Months Ended December 31,
	2004		2003
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	258	$2.20	353	$2.05
Granted	150	4.00	—	—
Exercised	(56)	1.75	(235)	2.07
Cancelled	—	—	(10)	5.10

Outstanding at end of period	352	3.04	108	2.66

Exercisable at end of period	352	3.04	108	2.66

Note 8. Income Taxes

At March 31, 2004, the Company had federal and state net operating loss carry forwards of $43.7 million and $17.0 million, respectively. In addition, the Company had $2.8 million of loss carry forwards created by the exercise of non-qualified stock options and the early disposition of incentive stock options. The utilization of net operating losses is subject to an annual limitation if a change in ownership by 5% or more stockholders, within a three-year period, that aggregates 50 percentage points or more occurs. The aggregate change in ownership by our stockholders exceeded 50 percentage points in fiscal year 2004 and therefore, the utilization of our net operating losses is limited. The annual limitation is approximately $5 million of Federal and $3 million of state net operating losses per year will be available for the next five years. The Company has $4 million of federal and $3.7 million of state net operating loss carry forwards that are not subject to the annual limit. At December 31, 2004, we fully reserved our deferred tax assets since we believe that realization is not reasonably assured at this time.

Note 9. Segment Disclosures

Using the criteria established by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company currently operates in two business segments. The Company does not allocate any operating expenses other than direct cost of revenues to its segments, as management does not believe that allocating these expenses is material in evaluating the segment’s performance.

Summarized information by segment from internal management reports is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues:
Product marketing	$12,370	$9,399	$34,340	$22,890
Network	7,958	4,748	20,497	15,575

Total revenues	$20,328	$14,147	$54,837	$38,465

Gross profit:
Product marketing	$8,685	$6,857	$22,965	$15,383
Network	7,791	4,510	19,969	14,401

Total gross profit	$16,476	$11,367	$42,934	$29,784

During the first nine months of fiscal year 2005, sales to two customers exceeded 10% of segment revenues. In the network segment, sales to the top 10 customers were approximately 51% of segment revenues. Sales to these two customers represented 10% and 27%, respectively of network segment revenues. In the product marketing segment, sales to the top 10 customers were less than 1% of segment revenues. Revenues from the sale of Body Shape, Dream Shape and Hydroderm products were approximately 15%, 12% and 54%, respectively of first nine months of fiscal year 2005 product marketing revenues. Most of the products sold in the first nine months of fiscal year 2005 were purchased from three vendors.

During the first nine months of fiscal year 2004, no customer exceeded 10% of segment revenues. In the product marketing segment, sales to the top 10 customers were less than 1% of segment revenues. In the network segment, sales to the top 10 customers were approximately 51% of segment revenues.

The Company does not allocate assets to business segments because product marketing and network segment assets minus liabilities, other than goodwill and other intangible assets, are not significant. Goodwill and other intangible assets by business segment are as follows (in thousands):

	December 31, 2004	March 31, 2004
Product marketing	$10	$86
Network	22,058	17,316
Corporate	—	—

	$22,068	$17,402

Note 10. Subsequent Events

As previously disclosed, on December 7, 2004, the Company, Redpoint Ventures (“Redpoint”) and MySpace Ventures LLC (“MSV”) signed a non-binding term sheet that contemplated the investment by Redpoint in a newly formed Company subsidiary that would own the Company’s MySpace.com business. On February 11, 2005, the Company and its wholly owned subsidiary Social Labs LLC, along with Redpoint and MSV, entered into a series of agreements, and consummated the transactions, contemplated by the term sheet. Under the terms of the deal, both the Company and MSV contributed their ownership interests in the assets of the MySpace.com business to a newly formed Delaware corporation named MySpace, Inc. Simultaneously with the transfer of assets, MySpace, Inc. sold a combination of common and preferred stock to Redpoint for a total purchase price of approximately $11.5 million. As a result of the transactions, the Company received approximately $2.8 million in cash, a note from MySpace Inc. in the principal amount of $1.5 million subject to post-closing adjustments, and a majority ownership stake in MySpace, Inc. After payment to MSV of approximately $3.75 million in cash as partial consideration for its contribution of assets, the net financing proceeds to MySpace, Inc. were $5 million. Additional details concerning the foregoing transactions are expected to be disclosed in a current report to be filed by the Company on Form 8-K.

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

Recent Events

In October 2004, the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) notified the Company that it had terminated its informal investigation concerning the Company’s restatement of fiscal year 2003 quarterly financial results and that no enforcement action had been recommended to the Commission. The SEC’s decision to terminate its informal investigation is not a finding nor judgment about the matters investigated or a conclusion that a future action will not be brought against the Company or its officers or directors.

On October 18, 2004, the American Stock Exchange informed us that they had approved the Company’s application for initial listing of our common stock on the American Stock Exchange. Trading in our common stock commenced October 29, 2004 under the symbol MIX.

On November 5, 2004, the Company purchased Focalex, Inc. for $2.6 million in cash and 548,000 shares of common stock. Focalex is a Massachusetts-based Internet advertising and affiliate marketing company.

On January 11, 2005, the parties to the Securities Litigation entered into a Stipulation of Settlement setting forth the additional terms and conditions of a settlement in principle reached in November 2005 to settle the lawsuit for approximately $5.5 million in cash. The parties are awaiting preliminary Court approval of the settlement after which time, notice of the settlement is expected to be mailed to class members, and a hearing is set for final Court approval. The Company’s insurance carriers have conditionally agreed to fund the entire settlement.

On December 7, 2004, Jeffrey Edell resigned from the Company’s Board of Directors. In addition, on or about December 7, 2004, Thomas Flahie, Chief Financial Officer of the Company, informed the Company’s Board of Directors of his intent to resign. On January 13, 2005, Mr. Flahie provided his formal resignation as Chief Financial Officer to the Company’s Board of Directors. Mr. Flahie has agreed to remain employed by the Company through March 31, 2005 in order to continue to provide any additional assistance necessary in connection with the transition of his responsibilities.

On December 7, 2004, the Company, Redpoint Ventures (“Redpoint”) and MySpace Ventures LLC (“MSV”) signed a non-binding term sheet that contemplated the investment by Redpoint in a newly formed Company subsidiary that would own the Company’s MySpace.com business. On February 11, 2005, the Company and its wholly owned subsidiary Social Labs LLC, along with Redpoint and MSV, entered into a series of agreements, and consummated the transactions, contemplated by the term sheet.

Under the terms of the deal, both the Company and MSV contributed their ownership interests in the assets of the MySpace.com business to a newly formed Delaware corporation named MySpace, Inc. Simultaneously with the transfer of assets, MySpace, Inc. sold a combination of common and preferred stock to Redpoint for a total purchase price of approximately $11.5 million. As a result of the transactions, the Company received approximately $2.8 million in cash, a note from MySpace Inc. in the principal amount of $1.5 million subject to post-closing adjustments, and a majority ownership stake in MySpace, Inc. After payment to MSV of approximately $3.75 million in cash as partial consideration for its contribution of assets, the net financing proceeds to MySpace, Inc. were $5 million. Additional details concerning the foregoing transactions are expected to be disclosed in a current report to be filed by the Company on Form 8-K. Also, as previously disclosed, MSV, in connection with the December 17, 2004 Redpoint financing and execution of the non-binding term sheet, agreed to invest $300,000 in the Company in exchange for 75,000 shares of Company common stock and a five-year warrant to purchase 11,250 shares of Company common stock at $4 per share. The owners of MSV are Company employees. The sale of stock to MSV was conditioned on, among other things, the completion of the transactions contemplated by the non-binding term sheet.

On December 17, 2004, we sold 1 million shares of common stock and a warrant to purchase an additional 150,000 shares of common stock at $4 per share, for $4 million to entities affiliated with Redpoint Ventures.

Business Segments

We group the Company’s businesses into two business segments, the product marketing segment and the network segment. Our revenues are generated predominately from the sale of products direct to consumers and the sale of advertising on our network of websites. Prior to the fourth quarter of fiscal year 2004, we combined our products, services and gaming businesses into one segment called the products and services business segment. Due to a change in internal reporting, we now report our gaming and non-product businesses in the network segment, which was previously referred to as the media and advertising business segment. The fiscal year 2004 segment disclosures have been reclassified to be consistent with the fiscal year 2005 presentation.

Product marketing segment revenues consist of the sale of products directly to consumers through the Internet. We also sold subscriptions to our websites and collected activity-based fees in prior years. We sell various products through our ecommerce websites. We reach our customers predominately through online advertising, on both Company-owned and third party websites, and from time-to-time television, radio and print advertising. These products change over time and include health and beauty products, cosmetic products, and to a small extent our legacy ink cartridge business. In prior years, we sold a greater amount of ink cartridges and also collectibles, fitness products and various niche products. The Company continuously tests product offerings to determine customer acquisition costs and revenue potential, as well as to identify the most effective marketing programs.

The network business segment is comprised of a diverse network of websites that provide entertainment and community oriented content (the “Intermix Network”). We earn advertising revenues through a variety of traditional ad units such as banner, skyscraper, pop-up and interstitial ads, rich media, targeted E-mail marketing, paid search marketing, lead generation marketing and affiliate marketing. Our advertising is primarily performance based with pricing based on the number of times our audience views the advertisement or performs a specific action in response to an ad. The Intermix Network has websites that generate subscription revenues, transaction-based revenues, and provide marketing services, in addition to websites that are primarily advertising based.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe that impairment of goodwill and other intangible assets, revenue recognition, and reserves for accounts receivable, inventories, sales returns and deferred tax assets are critical accounting policies involving the most complex, difficult and subjective estimates and judgments.

Impairment of goodwill and other intangible assets

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

Revenue recognition

Revenue is recognized when the price of the product or service is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or the product is shipped and collectability of the resulting receivable is reasonably assured.

We recognize revenue upon provision of services or on shipment of products, unless such product is subject to a risk-free return period, in which case revenue is recognized upon the expiration of the risk-free period. Revenue includes shipping and handling charges. Product warehousing and fulfillment is handled internally as well as by third parties.

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

Reserve for excess and obsolete inventory

The quantities of inventory on hand and their values are reviewed periodically for potentially excess and obsolete product or pricing. Consequently, we maintain an allowance for excess and obsolete inventory to reduce cost to estimated realizable value. A considerable amount of judgment is required when we assess the realization of inventory, including assessing the probability of sale and the current market demand for each product. If actual market conditions for our products differ from those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to cost of revenues may be required.

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

Reserve for deferred tax assets

The Company accounts for income taxes in accordance with the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not assured, we establish a valuation allowance. When this allowance is established, or increases or decreases in the future, we increase or decrease our income tax expense. If our estimate of the likelihood of future taxable income proves to be incorrect, adjustments to income tax expense could be required. At December 31, 2004, we fully reserved our deferred tax assets since we believe that realization is not reasonably assured at this time. If the Company has operating income from continuing operations in the future, we intend to reassess the need to continue to fully reserve our deferred tax assets.

Results of Operations

The following table sets forth consolidated statement of operations data expressed as a percentage of revenues:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues:
Product marketing	60.8%	66.4%	62.6%	59.5%
Network	39.2	33.6	37.4	40.5

Total	100.0	100.0	100.0	100.0

Cost of revenues:
Product marketing	18.1	18.0	20.8	19.5
Network	0.8	1.7	0.9	3.1

Total	18.9	19.7	21.7	22.6

Operating expenses:
Marketing and sales	48.0	37.6	44.6	40.8
Product development	10.3	10.3	9.7	11.3
General and administrative	20.7	23.4	22.8	28.5
Restatement professional fees	—	6.1	(0.5)	10.6
Amortization of other intangible assets	1.8	2.3	1.7	2.5
Impairment of goodwill and other intangible assets	—	8.5	—	3.1

Total operating expenses	80.8	88.2	78.3	96.8

Operating income (loss)	0.3	(7.9)	—	(19.4)
Interest income (expense), net	0.1	(0.8)	(0.3)	(0.8)
Gain on debt extinguished	—	—	1.2	—

Income (loss) from continuing operations before income taxes	0.3	(8.7)	0.9	(20.2)
Income taxes	(0.1)	(0.1)	(0.1)	(0.1)

Income (loss) from continuing operations	0.2	(8.8)	0.8	(20.3)
Loss from discontinued operations	—	(6.0)	(0.3)	(2.4)
Gain on sale of SkillJam	—	—	8.5	—

Net income (loss)	0.2%	(14.8)%	9.0%	(22.7)%

Revenues

Revenues increased 44% to $20.3 million in the third quarter of fiscal year 2005 from $14.1 million in the third quarter of fiscal year 2004. The increase in revenues was attributable to growth in both business segments, with the product marketing segment producing $12.4 million in revenues in the third quarter of fiscal year 2005 compared to $9.4 million in the same quarter last year, and the network segment producing $7.9 million in revenues in the third quarter of fiscal year 2005 compared to $4.7 million in the same quarter last year.

Revenues increased 43% to $54.8 million in the first nine months of fiscal year 2005 from $38.5 million in the first nine months of fiscal year 2004. The increase in revenues was attributable to both business segments with the product marketing segment producing $34.3 million in revenues in the first nine months of fiscal year 2005 compared to $22.9 million in the same period last year, and the network segment producing $20.5 million in revenues in the first nine months of fiscal year 2005 compared to $15.6 million in the same period last year.

For the third quarter of fiscal year 2005, product marketing segment revenues increased by 32% to $12.4 million compared to the same quarter last year. The Alena business unit produced $3.0 million in increased revenues in the third quarter of fiscal year 2005 compared to the same quarter last year due to higher continuity program sales of the Body Shape, Dream Shape and Hydroderm product lines in the current quarter. ResponseBase and other discontinued product and service revenues declined by $2.6 million in the third quarter of fiscal year 2005 compared to the same quarter last year due to the Company discontinuing sales of seasonal and limited life products, and other discontinued products and services in the current quarter. Consequently, the ResponseBase business unit was merged into the Alena business unit as of December 31, 2003. We also experienced a $299,000 decline in revenues at our ink cartridge business unit in the third quarter of fiscal year 2005, compared to the same quarter last year, due to lower spending on the acquisition of new customers.

For the third quarter of fiscal year 2005, network segment revenues increased by 68% to $7.9 million compared to the same quarter last year. The increase in revenues was due to $3.2 million of higher advertising revenues from application downloads and advertising rate increases on the Intermix Network of websites, partially offset by lower subscription revenues on our dating website and lower E-mail revenues. We also saw an increase of $111,000 in subscription revenues at our Cases Ladder business due to an increase in the number of customers purchasing memberships and services.

Cost of Revenues

Cost of revenues is primarily associated with the product marketing segment and consists of the cost of products, warehouse, fulfillment and shipping, as well as credit card fees. The gross profit margin of the product marketing segment was 70% in the third quarter of fiscal year 2005 compared to 73% in the same quarter last year, and 67% for the first nine months of fiscal year 2005 and 2004. The decrease in gross profit margin in the third quarter of fiscal year 2005, compared to the same quarter in fiscal year 2004, is due to a change in the product sales mix to a higher per item cost, which was partly offset by a reduction in packing material costs, lower shipping costs, and the elimination of certain merchant credit card processing fees. We expect the gross profit margin for the product marketing segment to remain consistent for the remainder of fiscal year 2005.

Cost of network segment revenues relates to non-advertising revenues and was $167,000 in the third quarter of fiscal year 2005 compared to $238,000 in the same quarter last year, and $528,000 in the first nine months of fiscal year 2005 compared to $1.2 million in the same period last year. The decrease in the cost of network segment revenues in fiscal year 2005, partly relates to the elimination of revenues that incurred list partner fees in the ResponseBase business unit. We expect the gross profit margin for the network segment to improve as revenues increase.

Marketing and Sales

Marketing and sales expenses consist primarily of fees paid to third parties for media space, bad debts, advertising revenue sharing arrangements, promotional and advertising costs, personnel costs,

commissions, agency and consulting fees and allocated overhead costs. The Company also has a direct sales force that sells our inventory of advertising to advertisers and advertising agencies.

Marketing and sales costs were $9.8 million in the third quarter of fiscal year 2005 compared to $5.3 million in the third quarter of fiscal year 2004, and were 48% of revenues for the third quarter of fiscal year 2005 compared to 38% of revenues for the same quarter last year. Marketing and sales costs were $24.5 million in the first nine months of fiscal year 2005 compared to $15.7 million in the same period last year, and were 45% of revenues for the first nine months of fiscal years 2005 compared to 41% same period last year. Advertising and related revenue sharing expenses increased by $3.2 million in the third quarter of fiscal year 2005 due to the purchasing of more advertising to acquire more product marketing customers and download advertising revenue sharing arrangements. Advertising and related revenue sharing expenses are expected to trend higher in the fourth quarter, but will remain at a relatively consistent percent of revenues. In the third quarter of fiscal year 2005, salary expense increased by $313,000 due to the hiring of additional salespeople. We recruited a national sales team to sell branded advertising on our network of websites, and the higher salary expense was due in part to these additional personnel. Furthermore, royalty expense increased by $459,000 due to the amortization relating to the Sharman Networks distribution agreement. Due to an improved credit granting process, and more stringent collection procedures, the increase in the provision for doubtful accounts was only $45,000 in the latest quarter, which correlates to the percent increase in trade accounts receivable. We expect marketing and sales costs to represent about 45% of revenues in fiscal year 2005.

Product Development

Product development costs consist of payroll and related expenses for developing and maintaining the Company’s websites, developing and maintaining key proprietary technology, and developing proprietary products and services. Product development costs increased to $2.1 million or 10% of revenues for the third quarter of fiscal year 2005, from $1.5 million or 10% of revenues for the same quarter last year. Product development costs increased to $5.3 million or 10% of revenues for the first nine months of fiscal year 2005, from $4.3 million or 11% of revenues for the same period last year. The current quarter expense increase was a result of higher salaries, and an increase of $225,000 in costs due to outside services. We expect product development costs in fiscal year 2005 to increase over fiscal year 2004 due to increased quality control measures related to custom programming, and a substantial investment in personnel in the MySpace business unit.

General and Administrative

General and administrative costs consist of payroll and related costs for executive, finance, legal, human resources and administrative personnel, recruiting and professional fees, internet bandwidth, rent, insurance, depreciation and amortization and other general corporate expenses. General and administrative costs increased to $4.2 million, amounting to 21% of revenues for the third quarter of fiscal year 2005, from $3.3 million or 23% of revenues for the third quarter of fiscal year 2004. General and administrative costs increased to $12.5 million, amounting to 23% of revenues for the first nine months of fiscal year 2005, from $11.0 million or 29% of revenues for the same period last year. Salaries expense decreased $92,000 in the third quarter of fiscal year 2005 compared to the same quarter last year due to fewer personnel in the current quarter. Insurance expense increased $241,000 in the current quarter due to insurance rate increases and increased revenue-based insurance costs. The current quarter also includes $163,000 of amortization of the value of the common stock given to Sharman Networks as part of the download application agreements. For fiscal year 2005, we anticipate that general and administrative costs will increase overall.

Restatement Professional Fees

There were no restatement professional fees in the third quarter of fiscal year 2005. Restatement professional fees for the first nine months of fiscal year 2005 were $56,000. These costs consist of legal expenses and other costs, including litigation and regulatory costs, related to the restatement of our financial statements for the first three quarters of fiscal year 2003. These costs are expected to continue in fiscal year 2005. We do not know how long the litigation matters will continue or how much each will cost. In the third quarter and first nine months of fiscal year 2004, we incurred approximately $862,000 and $4.1 million, respectively of restatement professional fees.

Amortization of Other Intangible Assets

In the third quarter of fiscal year 2005, amortization of other intangible assets was $371,000 compared to $321,000 in the same quarter last year. Amortization of other intangible assets was $904,000 in the first nine months of fiscal year 2005 compared to $962,000 in the same period last year. The increases were attributable to intangible assets acquired in the Focalex and Supernation acquisitions. We expect amortization expense for the last quarter of fiscal year 2005 to be approximately $429,000, which is higher than the previous quarter, due to the effect of a full quarter of amortization of the Focalex acquisition.

Income Taxes

We recorded $43,000 of income tax expense in the first nine months of fiscal year 2005 for minimum taxes after the utilization of net operating loss carry forwards. The Company recorded an $8,000 tax provision for the first nine months of fiscal year 2004 for state income taxes.

Gain on Debt Extinguished

In connection with the sale of the SkillJam assets in July 2004, we repurchased a $2.4 million senior secured convertible note from 550 DMV for $1.8 million and realized a $630,000 gain on debt extinguishment.

Income (Loss) from Discontinued Operations

In July 2004, we sold the assets of our SkillJam business unit. We reclassified the revenues and expenses of this business unit to discontinued operations and we reclassified the balance sheet of this business unit to net assets of SkillJam held for sale. This business unit had $1,523,000 in revenues and $1,671,000 in costs and expenses in the first nine months of fiscal year 2005 and $3,108,000 in revenues and $3,388,000 in costs and expenses in the first nine months of fiscal year 2004.

In the fourth quarter of fiscal year 2004, we sold the assets of the Body Dome product line. This product line had $6,018,000 in revenues and $6,680,000 in costs and expenses in the first nine months of fiscal year 2004.

We sold the SkillJam business unit to CES Software PLC on July 30, 2004. The sale proceeds were $8 million and we realized a $4,647,000 gain on sale of assets, net of $168,000 of income taxes. We paid off a related $1.2 million acquisition earn out obligation to a company owned by two SkillJam employees. A one year, $1 million escrow was established for certain indemnification obligations and we will record up to an additional $1 million gain on sale depending on the resolution of the indemnification obligations. In addition, we will receive a percentage of the net revenue from the sale of the SkillJam technology to the buyer’s European customers over five years. We have agreed to indemnify CES Software for certain contingent obligations up to the amount of the sale proceeds. We believe these contingencies are remote.

Liquidity and Capital Resources

Net cash provided by operating activities was $100,000 in the first nine months of fiscal year 2005 compared to usage of $7.7 million in the first nine months of fiscal year 2004. The net cash provided by operating activities in the first nine months of fiscal year 2005 was primarily due to an increase in current assets and a decrease in current liabilities, partially offset by income from operations and non-cash expenses. The net cash used in operating activities in the first nine months of fiscal year 2004 was primarily due to the loss from operations, a decrease in current liabilities and an increase in current assets, partially offset by non-cash expenses.

Net cash used in investing activities was $810,000 in the first nine months of fiscal year 2005 compared to usage of $140,000 in the first nine months of fiscal year 2004. Net cash used by investing activities in the first nine months of fiscal year 2005 was attributable to the cash payments for the acquisitions of Focalex and Supernation, purchases of computer and network equipment, and purchases of intangible assets, offset by proceeds from the sale of SkillJam. Net cash used in investing activities in the first nine months of fiscal year 2004 was from the purchase of computer equipment and intangible assets, partially offset by the reduction in a certificate of deposit used to secure a capital lease obligation.

Net cash provided by financing activities was $2.6 million in the first nine months of fiscal year 2005 compared to $10.3 million in the first nine months of fiscal year 2004. Net cash provided by financing activities in the first nine months of fiscal year 2005 was due to proceeds from the issuance of common stock and warrants and proceeds from the exercise of stock options; partially offset by the repayment of capital lease and debt obligations. Net cash provided by financing activities in the first nine months of fiscal year 2004 was due to proceeds from the issuance of preferred and common stock and proceeds from a debt obligation, partially offset by the repayment of capital lease and debt obligations.

As of December 31, 2004, we had $8.1 million of cash and cash equivalents and $1.9 million in restricted cash, and $10.6 million in working capital. As of March 31, 2004, we had $6.2 million in cash and cash equivalents, $2.8 million in restricted cash, and $953,000 in working capital. The increase in total cash from March 31, 2004 to December 31, 2004 was primarily due to proceeds from the sale of SkillJam and the issuance of common stock and warrants, partially offset by an increase in current assets, a decrease in current liabilities, purchases of property and equipment, acquisitions of Focalex and Supernation, and the repayment of capital lease and debt obligations. The increase in working capital from March 31, 2004 to December 31, 2004 was primarily due to the proceeds from the sale of Skilljam and the issuance of common stock and warrants, and the repayment or conversion to stockholders’ equity of debt obligations.

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

On July 30, 2004, we sold our SkillJam business unit to CES Software PLC. The sale proceeds were $8 million. A one year, $1 million escrow was established for certain indemnification obligations and we will receive up to an additional $1 million from the escrow depending on the resolution of the indemnification obligations. We have agreed to indemnify CES Software for certain contingent obligations up to the amount of the sale proceeds. We believe these contingencies are remote.

On September 30, 2004, VantagePoint converted a $2.5 million senior secured convertible note into 1,250,000 shares of Series C-1 preferred stock. The repayment of the 550 DMV note and the conversion of the VantagePoint note resulted in the retirement of all senior secured debt other than a minor amount of capital lease obligations.

On September 15, 2004, we purchased the assets of Supernation, LLC, which includes the Superdudes gaming network, for $125,000 in cash, 900,000 shares of common stock and a participation in certain future revenues.

On November 5, 2004, we also purchased the common and preferred stock of Focalex for $2.6 million in cash and 548,000 shares of common stock. Focalex is a Massachusetts-based Internet advertising and affiliate marketing company

On December 17, 2004, we issued 1 million shares of Company common stock and a five-year warrant to purchase an additional 150,000 shares of Company common stock at $4 per share to entities affiliated with Redpoint Ventures (collectively “Redpoint Ventures”) for a total purchase price of $4 million. We also granted Redpoint Ventures mandatory, demand and piggyback registration rights for the common stock and warrant.

On December 7, 2004, the Company, Redpoint Ventures (“Redpoint”) and MySpace Ventures LLC (“MSV”) signed a non-binding term sheet that contemplated the investment by Redpoint in a newly formed Company subsidiary that would own the Company’s MySpace.com business. On February 11, 2005, the Company and its wholly owned subsidiary Social Labs LLC, along with Redpoint and MSV, entered into a series of agreements, and consummated the transactions, contemplated by the term sheet. Under the terms of the deal, both the Company and MSV contributed their ownership interests in the assets of the MySpace.com business to a newly formed Delaware corporation named MySpace, Inc. Simultaneously with the transfer of assets, MySpace, Inc. sold a combination of common and preferred stock to Redpoint for a total purchase price of approximately $11.5 million. As a result of the transactions, the Company received approximately $2.8 million in cash, a note from MySpace Inc. in the principal amount of $1.5 million subject to post-closing adjustments, and a majority ownership stake in MySpace, Inc. After payment to MSV of approximately $3.75 million in cash as partial consideration for its contribution of assets, the net financing proceeds to MySpace, Inc. were $5 million. Additional details concerning the foregoing transactions are expected to be disclosed in a current report to be filed by the Company on Form 8-K. Also, as previously disclosed, MSV, in connection with the December 17, 2004 Redpoint financing and execution of the non-binding term sheet, agreed to invest $300,000 in the Company in exchange for 75,000 shares of Company common stock and a five-year warrant to purchase 11,250 shares of Company common stock at $4 per share. The owners of MSV are Company employees. The sale of stock to MSV was conditioned on, among other things, the completion of the transactions contemplated by the non-binding term sheet.

We believe that the combination of cash on hand and anticipated cash generated from operations will be sufficient to fund our existing business for at least the next twelve months.

Off Balance Sheet Arrangements

At December 31, 2004, the Company had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party, or unconsolidated entities.

Contractual Obligations

We lease facilities and equipment under various capital and operating lease agreements expiring at various dates through March 2008.

Our material contractual obligations at December 31, 2004 are as follow (in thousands):

Contractual Obligations	Total Amounts Committed	3 Months Ended March 31, 2005	March 31, 2006	Thereafter
Capital lease obligations	$74	$41	$24	$9
Operating lease obligations	2,022	327	1,190	505

Total contractual obligations	$2,096	$368	$1,214	$514

Risk Factors

Litigation and regulatory proceedings regarding the restatement of our financial statements could seriously harm our business.

As previously reported, on October 14, 2003, several purported stockholder class action lawsuits previously filed against the Company and several current and former Company officers and/or employees in the United States District Court for the Central District of California were consolidated into one action and lead counsel and plaintiff were appointed. The Securities Litigation arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes allegations of, among other things, intentionally false and misleading statements regarding the Company’s business prospects, financial condition and performance. On December 17, 2003, plaintiffs in the Securities Litigation filed an amended and consolidated class action complaint reiterating those allegations and also naming the Company’s former auditor as an additional defendant. The Company and other defendants filed motions to dismiss the lawsuit for, among other things, the failure of the complaint to state facts sufficient to constitute a claim for violation of securities laws. On June 9, 2004, the Court granted the Company’s and other defendants’ motions to dismiss the lawsuit and plaintiffs were permitted to file an amended complaint. On July 15, 2004, the Securities Litigation was stayed until October 13, 2004, in order to attempt a mediated settlement of the claims asserted in the matter. On October 8, 2004, the stay was extended by the Court upon stipulation of the parties until November 15, 2004. On October 26, 2004, the parties participated in mediation. See Note 6 of Notes to Consolidated Financial Statements for information regarding an agreement in principle to settle the Securities Litigation.

Also as previously reported, two purported stockholder derivative actions, which are substantially similar, were filed against various current and former Company directors, officers, and/or employees. One of the actions is pending in the United States District Court for the Central District of California and the other, formerly two actions which have been consolidated, was filed in the Superior Court of California for the County of Los Angeles (collectively, the “Derivative Litigation”). The Derivative Litigation similarly arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes claims of breach of fiduciary duty in connection with the restatement and in connection with allegedly improper insider sales of Company stock by one officer and one former Company employee. On January 12, 2004, the Company filed a motion to dismiss plaintiffs’ consolidated derivative complaint in the State Court derivative action on the grounds, among others, that plaintiffs have not pled, and will not be able to plead, facts sufficient to demonstrate that demand on the Company’s Board of Directors would have been futile. On April 27, 2004, the Company’s motion and those filed by the individual defendants in the case were sustained in their entirety. On May 27, 2004, plaintiffs filed an amended consolidated derivative complaint that essentially replicated the allegations made in the Securities Litigation. The Company and individual defendants again filed motions to dismiss the lawsuit based on, among other grounds, the failure of plaintiffs to remedy the deficiencies that prompted dismissal of the original consolidated complaint. On October 1, 2004, the Company’s and individual defendants’ motions were granted and the Court dismissed the State Court derivative action. Plaintiffs may appeal the decision of the Court, but have not to date filed notice of their intent to do so. The Federal Court derivative action has been stayed pending determination of whether plaintiffs in the Securities Litigation will be able to state a claim against the defendants.

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

We are exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002

We are currently evaluating our internal controls in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. While we are working diligently to complete these evaluations on a timely basis, it is possible that we may encounter unexpected delays in implementing the requirements relating to internal controls. Therefore, we cannot be certain about the timing of the completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent yet available by which to measure the adequacy of our compliance. We also expect to continue to incur significant expenses as a result of performing the continuing system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and results of operations.

Our management, preferred stockholders, large common stockholders and members of our Board of Directors can exert significant influence over the affairs of the Company.

As of December 31, 2004, our executive officers, common and preferred stockholders holding a 5% or greater beneficial ownership in our securities and members of our Board of Directors beneficially own approximately 56% of our common stock on an as-converted basis, excluding stock options and warrants to purchase common stock. As a result, our executive officers, our large common and preferred stockholders, and our directors would be able to influence the outcome of matters requiring a stockholder vote, including the election of directors, the issuance of new securities and the approval of significant transactions, thereby controlling our affairs and our management. The interests of our executive officers, our large common and preferred stockholders, and our directors may or may not be aligned, may conflict with the interests of our other stockholders and may delay, defer or prevent a change in control of our

Company, or make some transactions more difficult or impossible. Examples of potentially conflicting transactions include the issuance of additional preferred securities, proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price of our common stock.

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

As of December 31, 2004, we had 9,907,000 outstanding stock options and 352,000 outstanding warrants to purchase our common stock.

As of December 31, 2004, we had 194,000 shares of our Series A preferred stock outstanding. The Series A preferred stock may be converted into our common stock at the then-applicable conversion rate. The Series A preferred stock has a $3.60 per share liquidation preference which increases at the rate of 6% per annum. Each share of Series A preferred stock may be converted to common stock at a rate of one share of common stock for each $3.60 of liquidation preference. The liquidation preference was $4.84 as of December 31, 2004. Because of the 6% accretion factor, each share of Series A preferred stock will be converted into greater than one share of common stock. Prior to any conversion, the conversion price is also adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, issuance of additional equity securities (other than those reserved as employee shares pursuant to any employee stock option plan) at a purchase price less than the then-current conversion price.

As of December 31, 2004, we had 1,797,000 shares of our Series B preferred stock outstanding. The Series B preferred stock may be converted into our common stock at the then applicable conversion rate. The Series B preferred stock has a $2.60 per share liquidation preference. Each share of Series B may be converted to common stock at an initial rate of one share of common stock for each $2.60 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event. The conversion price per share of Series B may be adjusted downward if we issue additional equity securities other than certain excluded stock, without consideration or for consideration per share less than the then-current conversion price.

As of December 31, 2004, we had 7,035,000 shares of our Series C and Series C-1 preferred stock outstanding. The Series C preferred stock may be converted into our common stock at the then applicable conversion rate. The Series C preferred stock has a $1.50 per share liquidation preference. Each share of Series C may be converted to common stock at an initial rate of one share of common stock for each $1.50 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event. The conversion price per share of Series C may be adjusted downward if we issue additional equity securities other than certain excluded stock, without consideration or for consideration per share less than the then-current conversion price. The Series C preferred stockholders are paid an 8% annual dividend in additional Series C preferred stock for one year and we will issue an additional 00,000 shares of Series C-1 preferred stock as dividends through September 30, 2005.

The issuance of common stock upon the exercise of outstanding options and warrants, or the conversion of the Series A, Series B, Series C or Series C-1 or any newly issued series of preferred stock, will cause dilution to existing common stockholders and could adversely affect the market price of our common stock. In addition, the Series A, Series B, Series C and Series C-1 preferred stock, the 1,643,000 shares of common stock issued in November 2003 and the 1,000,000 shares of common stock and warrant to purchase 150,000 shares of common stock issued in December 2004 are unregistered and these stockholders have registration rights. We anticipate filing a Form S-3, if available to us; to register the 1,000,000 of common stock and 150,000 warrants to purchase common stock that were issued in December 2004. When the registration statement is filed and if the other registration rights are exercised and the stock is re-sold in the market, the market price of our common stock could be adversely affected.

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

Revenues from the sale of Body Shape, Dream Shape and Hydroderm product lines were approximately 15%, 12% and 54%, respectively of the first nine months of fiscal year 2005 product marketing segment revenues. Most of the products we sold in the first nine months of fiscal year 2005 were purchased from three vendors. In addition, revenues from Advertising.com, Inc. and Overture Services, Inc. were approximately 10% and 27%, respectively of first nine months of fiscal year 2005 network segment revenues. These concentrations of our business in certain products, vendors and in two customers create the risk of adverse financial impact if we are not able to continue to sell these products, source these products from our current vendors or continue to use Overture Services, Inc. in our download application business. We believe that we can mitigate the financial impact of the loss of a key vendor by sourcing an alternative vendor, but we cannot predict the timing of locating and qualifying the alternative vendor, or the pricing and terms that the alternative vendor might offer. In addition, we believe we can mitigate the financial impact of the loss of Overture Services, Inc. as a customer by using an alternative customer for our download application business, but we cannot predict the pricing and terms that the alternative customer might offer.

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

The scope of our operations and our workforce has expanded significantly over the past three years. This growth requires significant time and resources of senior management, and may distract from other business initiatives. If we are unable to effectively manage this growth, then our earnings could be adversely affected. In addition, we rely on the effectiveness of our financial reporting and data systems, which have become increasingly complex due to rapid expansion and diversification. Management of our business is dependent on the information from these systems, and if we do not adapt to the rapid changes in the business, then our business could be adversely affected.

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

Government regulation and legal uncertainties could increase our costs and risks of doing business on the Internet. There are currently few laws or regulations that specifically regulate commerce on the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel, taxation and personal privacy are applicable to the Internet. The application of existing laws, the adoption of new laws and regulations in the future, or increased regulatory scrutiny with respect to issues such as user privacy, pricing, taxation and the characteristics and quality of products and services, could create uncertainty in the Internet marketplace. The uncertainty created could reduce demand for our products and services, or increase the cost of doing business, due to increased costs of litigation, regulatory inquiries or increased service delivery costs.

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

The Federal Trade Commission and other governmental or regulatory bodies have increasingly focused on issues impacting online marketing practices and consumer protection. In our judgment, the marketing claims we make in advertisements we place to obtain new e-commerce customers are adequately supported. The Federal Trade Commission may make a different judgment about the adequacy of the support for the marketing claims we make. We could be subject to regulatory proceedings for past marketing campaigns, and we could be required to make changes in our future marketing claims, that could adversely affect our revenues.

If the delivery of Internet advertising on the Web, or the delivery of our E-mail messages, is limited or blocked, demand for our products and services may decline.

Our business may be adversely affected by the adoption by computer users of technologies that impact access to our products and services. For example, computer users may use software designed to filter or prevent the delivery of Internet advertising or deploy Internet browsers set to block the use of cookies. Microsoft Corporation has released Windows XP Service Pack 2 that adds pop-up blocking features to Internet Explorer. In addition, Internet service providers and certain search engines have introduced anti-pop-up tools or agreed not to sell pop-ups to third parties. The number of computer users who employ these or other similar technologies will increase, thereby diminishing the efficacy of our products and services. In the case that one or more of these technologies becomes widely adopted by computer users, demand for our products and services would decline.

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

Significant portions of our operations are located in California, which is susceptible to earthquakes and other natural disasters. In addition, our operations are susceptible to outages due to “rolling black-outs”, fire, floods, telecommunication failures, break-ins, and other natural disasters. We have multiple website capacity to minimize disruption to our services; however, not all services provided by the Company are supported by such redundancy. Despite our implementation of network security measures, our services may become vulnerable to new computer viruses and similar disruptions from unauthorized tampering with our computer systems or personal computers for individuals.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s short-term investment policy and strategy is to ensure the preservation of capital, meet liquidity requirements, and optimize return in light of current credit and interest rate trends. The Company benchmarks its performance by utilizing external banking executives to manage the short-term investments. The external banking executives adhere to the Company’s investment policies and also provide occasional research and market information that supplements internal research used to make credit decisions in the investment process.

The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with initial maturities of three months or less are classified as cash equivalents. The Company does not have investments with maturities of greater than three months, except for certificates of deposit used as collateral on certain long-term operating leases.

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

The Company implemented a number of remedial controls and other actions designed to improve its accounting and financial reporting procedures and controls in fiscal years 2004 and 2005. These changes constituted enhancing and restructuring the general ledger system, so that is more appropriate to the anticipated size and complexity of the Company’s business operations. The integration of the enhanced general ledger system with the Company’s existing business applications is ongoing, and management expects the integration to be completed in six to nine months.

The Company adopted supplemental control measures in fiscal years 2004 and 2005 that were designed to mitigate the effect of the identified control deficiencies, including the deficiencies confirmed by our independent auditors during their audit of our fiscal year 2004 financial statements. The supplemental control measures will be eliminated once the integrated general ledger system is fully implemented and other identified control deficiencies over financial reporting are corrected.

We are currently evaluating our internal controls in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. While we are working diligently to complete these evaluations on a timely basis, it is possible that we may encounter unexpected delays in implementing the requirements relating to internal controls. Therefore, we cannot be certain about the timing of the completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent yet available by which to measure the adequacy of our compliance. We also expect to continue to incur significant expenses as a result of performing the continuing system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and results of operations.

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

The Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes to Internal Control over Financial Reporting

The ongoing implementation of an integrated general ledger system continued during the quarter ended December 31, 2004. The implementation process constitutes a significant change in internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6 – Commitments and Contingencies of Notes to Consolidated Financial Statements (Part 1, Item 1) for information on legal proceedings.

Item 6.	Exhibits

See Exhibit Index.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on its website at http://www.intermix.com when such reports are available on the Securities and Exchange Commission (SEC) website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intermix Media, Inc. (Registrant)

By:	/s/ Richard M. Rosenblatt
Richard M. Rosenblatt
Chief Executive Officer

By:	/s/ Michael J. Mincieli
Michael J. Mincieli
Vice President and Corporate Controller
(Principal Financial Officer)

Dated: February 14, 2005

Exhibit Index

Exhibit Number	Description

10.01	Asset Purchase Agreement, dated as of July 1, 2004, by and between eUniverse, Inc. and Supernation, LLC. (1)

10.02	Agreement and Plan of Merger, dated October 7, 2004, by Intermix Media, Inc., FL Acquisition Corp., Focalex, Inc., Jonathan A. Lieberman and Seth W. Lieberman (2)

10.03	Voting rights agreement with affiliates of VantagePoint Venture Partners, dated October 14, 2004. (3)

10.04	Letter regarding agreement in principle between Intermix Media, Inc. and lead plaintiff in Sands v. eUniverse, Inc. securities class action. (4)

10.05	Asset Acquisition Agreement, dated as of December 17, 2003, by and between eUniverse, Inc. and MySpace Ventures LLC. (5)

10.06	Employment Agreement between Intermix Media, Inc. and Sherman Atkinson, dated December 3, 2004. (6)

10.07	Common Stock Purchase Agreement between Intermix Media, Inc. and entities affiliated with Redpoint Ventures, dated December 7, 2004. (7)

10.08	Amendment No. 1 to Common Stock Purchase Agreement between Intermix Media, Inc. and entities affiliated with Redpoint Ventures, dated December 17, 2004. (8)

10.09	Investor Rights Agreement between Intermix Media, Inc. and entities affiliated with Redpoint Ventures, dated December 17, 2004. (8)

10.10	Sublease by and between Rubin Postaer and Associates and Intermix Media, Inc.*

10.11	Standard Industrial/Commercial Multi-Tenant Lease between Richard E. Solomon and Intermix Media, Inc.*

31	Certification of the Chief Executive Officer and Principal Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934. *

32	Certification of the Chief Executive Officer and Principal Financial Officer, adopted pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

**	Confidential treatment has been requested for certain portions of this exhibit.

(1)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on July 16, 2004.

(2)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on October 13, 2004.

(3)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on October 19, 2004.

(4)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on November 10, 2004.

(5)	Incorporated by reference to Intermix Media, Inc.’s Form 10-Q filed on November 12, 2004.

(6)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on December 9, 2004.

(7)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on December 10, 2004.

(8)	Incorporated by reference to Intermix Media, Inc.’s Form 8-K filed on December 22, 2004.