Form 10-K
period 2005-03-31
Intermix Media, Inc.
filed 2005-06-29
CIK 1088244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was $59,360,000 based on the reported last sale price on September 30, 2004, which was the last business day of the registrant’s most recently completed second quarter. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 24, 2005, there were 34,894,629 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held September 7, 2005 are incorporated by reference into Part II, Item 5 and Part III of this Report.

Intermix Media, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2005

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws, including projections of earnings, revenue or other financial items; statements of the plans, strategies and objectives of management for future operations; statements concerning proposed new services or developments; statements regarding future economic conditions or performance; statements of belief; and statements of assumptions. Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except for our ongoing reporting obligations, we do not intend, and undertake no obligation, to update any forward-looking statement. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. The factors impacting these risks and uncertainties include those discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, the term “Intermix Media” and such terms as “the Company,” “the corporation,” “our,” “we,” and “us” refers to Intermix Media, Inc. and its subsidiaries.

Item 1.    Business

Overview

Intermix is a “new media” company with a unique combination of popular and synergistic online entertainment, results driven Internet marketing and e-commerce businesses and assets. We utilize proprietary technologies, compelling content, unique community features, analytical marketing and specialized e-commerce tools to generate predominantly advertising, subscription and e-commerce revenues. We group the Company’s businesses into two business segments; the product marketing segment, referred to as Alena, and the network segment, referred to as the Intermix Network.1 The Intermix Network blends user-generated and proprietary online content that motivates users to spend more time on the Network and to invite their friends to join them. By integrating social networking applications, self publishing and viral marketing, the Intermix Network has grown to over 27 million U.S. visitors per month, ranking it among the most popular destinations for U.S. Internet users today. Intermix also leverages its optimization technologies, marketing methodologies and the Internet through its Alena unit, where it launches branded consumer product offerings. Alena expands Intermix’s consumer reach by marketing select high margin and innovative products directly to the consumer across the Internet. In doing so, Alena cost-effectively builds consumer brands and creates additional offline revenue opportunities for the Company through strategic partnerships and joint ventures.

[1]	In fiscal year 2003, our products, services and gaming businesses were combined into one segment called the products and services business segment. Starting in fiscal year 2004, we began reporting our gaming and non-product service businesses as part of the network segment. The network segment was previously referred to as the media and advertising business. The fiscal year 2003 segment disclosures have been reclassified to be consistent with the fiscal year 2005 and 2004 presentation. A summary of revenues, gross profit and assets by business segment is located in Note 12—Segment Disclosures of the Notes to Consolidated Financial Statements. In addition, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information about business segment operating performance and business trends.

Alena

Through our Alena subsidiary, we sell various high-margin products using an advanced analytical marketing and e-commerce platform with customer-facing websites. Customers are obtained primarily through online advertising on both Company-owned and third-party websites and, to a lesser degree, through television, radio and print advertising. The products we market change over time. In fiscal year 2005, Alena’s product mix included skin care, cosmetics, nutraceuticals, pet nutritional supplements and inkjet printer cartridges. Some of the brands created out of this process include the Hydroderm™, BodyShape™ and VetBalance™ product lines. The Company uses its analytical and proprietary technologies and various marketing methodologies to continuously test product offerings on the Internet and to determine customer acquisition costs, revenue potential and the most effective marketing programs for each product and product category.

The Company selects and markets products that it believes will provide the highest return for its online media purchases and, as a corollary, only products that yield a rate of return that enables payment of competitive rates for advertising. We believe that we have a competitive advantage in this space based on our ability to quickly test product offerings at comparatively low cost, our expertise in developing marketing campaigns, and our ability to accurately target the purchasing of Internet advertising media. Furthermore, we are able to create incremental revenue opportunities from the initial transactions and customer contact through our customer retention management (“CRM”) tools. We believe these factors result in a higher likelihood that the Company will be able to source and create new product offerings that appeal to consumers and are viable on the Internet, as compared to smaller or more focused online retailers and providers.

The Company has also historically used, with varying degrees of success, television, radio and print advertising to drive customers to e-commerce websites and telemarketing centers. Alena has used that experience to understand these media better and endeavors to utilize the information it has gathered through its web marketing campaigns to profitably purchase television, radio and print advertising in fiscal year 2006. The goal of offline advertising will be to leverage the progress made through the Internet to profitably acquire customers.

The primary websites through which we sold our products in fiscal year 2005 were Hydroderm.com, IncreaseYourHealth.com, VetBalance.com, and our three ink cartridge websites, AllYouCanInk.com, PremiumInk.com and 2for1InkJet.com.2 The top selling products were Hydroderm, Body Shape, Dream Shape, and Body by Jake’s Carb Manager, and revenues from these top four products accounted for 58%, 14%, 10% and 6%, respectively, of fiscal year 2005 product marketing segment revenues.

Alena’s fiscal year 2006 business objective is to continue to secure exclusive Internet rights to certain high margin products and a majority share of profits generated from offline product sales, for example in retail stores or through international distribution. Once Alena acquires these rights, Alena’s goal is to drive high margin sales via the Internet while building brand awareness for the products for eventual offline distribution. Hydroderm is starting to enter the retail channel, and is beginning to distribute internationally. These offline sales generate equal or higher margins for the Company because the “brand building” has already occurred online; therefore, the marketing support typically required for multi-channel product distribution is less of a factor.3

[2]	These websites offer a low-priced alternative to printer manufacturer’s ink cartridges with remanufactured cartridges, compatible cartridges and refill kits for all major printer brands. We have not directed significant marketing dollars or efforts to this historically significant unit of the Alena business and expect to sell or wind this business down in fiscal year 2006.
[3]	Alena typically endeavors to structure its product marketing arrangements as joint ventures with the supplier, inventor and/or originator of the product. Alena conducts the online marketing and brand-building campaigns for the venture and earns the revenue and profits associated with the online sales. As product marketing and sales move into offline channels and distribution, Alena’s venture partners increasingly share in the profits. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion about the maturation of Alena product lines as a business trend and the impact on minority interest calculations.

Intermix Network and the Network Segment

The Intermix Network is comprised of a diverse array of websites that has been able to attract a sizable online audience. According to comScore Media Metrix, the Intermix Network is currently visited by over 51 million people per month, making it the 25th most popular worldwide destination on the Internet.4 In May 2005, the Intermix Network received 27.8 million unique U.S. users making it the 14th most popular network in the U.S. and generated over 7.8 billion page views per month, ranking the Intermix Network number five in the U.S. in this category.6 Intermix Network sites and services are currently a part of the online activity of more than one in every 10 Internet users.

Through our MySpace, Intermix Network and Cases Ladder subsidiaries, we own and operate more than 30 websites that attract the overwhelming majority of the visitors to the Intermix Network. These websites provide users with a compelling array of content that includes thousands of pages of photos, message boards, music and movie information, funny pictures, jokes, animations, greetings, parodies, poems, stories, quizzes, polls and games. The nature of the content ranges from the lighthearted fun pages, humor and animations of FlowGo.com, to the edgy and satirical comedy found on MadBlast.com, to the inspirational stories and pages of BlessTheDay.com. In addition to these content-oriented websites, the Intermix Network includes the popular community, self-publishing and social networking site Grab.com, which we consider to be our flagship Web property. Also forming a part of the Intermix Network is a significant affiliate network serviced by the Company’s Focalex subsidiary. Some facts of note, as measured by Nielsen NetRatings in Summer 2005, regarding the Intermix Network audience include the following:5

•	Over 90% of the Intermix Network audience shopped online in the last six months, most in the categories of travel, clothing and books. More than two-thirds of Intermix Network users have credit/charge cards and approximately 77% of Intermix Network users made an online purchase in the last six months.

•	Approximately 92% of Intermix Network users have purchased merchandising goods offline in the last 30 days, with 83% having purchased goods at a home, office or electronics store in that period of time. About 68% of Intermix Network users have purchased by phone or by mail/catalog.

•	About 52% of Intermix Network users have an online or offline brokerage account, with 28% being online, and 50% report having owned stock or other securities in the last twelve months.

•	Roughly 71% of Intermix Network users have cellular telephone service.

•	A majority of Intermix Network users are homeowners and 30% have purchased home improvement products in the last six months.

•	More than 75% of Intermix Network users are pet owners.

•	Over 60% of Intermix Network users are the decision-makers for grocery purchases in their household.

•	A majority of Intermix Network users engage in sports activities, with over 69% indicating that they were involved in a sports activity in the last six months, and 59% in an outdoor sports activity.

•	Intermix Network users like to spend their time listening to and purchasing the latest music and/or watching movies and videos. Roughly 56% of Intermix Network users rented a movie in the last 30 days, 38% went to the movies, and 44% purchased one or more CD, MP3 or cassette tapes in the last six months.

•	The more popular leisure activities for Intermix Network users include reading a book, entertaining at home, and having a barbeque with friends and family. Close to 40% of users also responded that they have played board games or done crossword puzzles in the last 30 days.

[4]	Source: ComScore Media Metrix, Global rankings, March 2005
[5]	Source: Nielson Netratings, @Plan—Summer 2005 (Intermix Media Network does not include MySpace user profiles)

•	The Intermix Network users are simultaneous media users. About 97% of Intermix Network users watched television in the last seven days, 92% watched cable TV, and 90% listened to radio. The most popular television networks are: ABC, NBC, FOX, and CBS, with close to 80% of viewer ship by Intermix Network users for each television network.

In the diverse online world where users have a multitude of destination options available, we have been able to create one of the world’s leading networks for shareable digital entertainment. With our network of more than 30 sites, we hope to appeal to a broad variety of demographic groups—young and old, male and female, technically savvy and technical beginners. The basic building blocks of our entertainment network are free shareable digital experiences lasting from ten seconds to five minutes, taking such forms as flash animation games, electronic greeting cards, inspirational messages or humorous cartoons that reinforce our value to our users every day. We encourage and facilitate the sharing of content with family and friends with our simple share-a-page referral engine. In this way, we take advantage of viral marketing to bring in new users and generate revenue.

The Company launched Grab.com on March 24, 2005, as the premier entertainment website of the Intermix Network providing users with the opportunity to play online games and purchase downloadable games, watch animated toons, send free greeting cards, write reviews for movies, animations and games, and catch up on breaking entertainment news in a social and entertaining environment. Best known for its widely circulated cartoons Diaper Wars and Social Security: The Musical!!!, the site offers jokes, parodies, crossword puzzles, horoscopes, trivia, and more. Grab’s innovative features include personal profiles, user reviews, avatars, friends’ lists, message boards, tournaments and games, self publishing (games and animations), movie trailers and show times, and much, much more. Since its launch in March 2005, Grab.com has grown into one of the most recognized viral brands with some of the best contagious entertainment on the Internet.

In addition to Grab.com, the Company has other gaming properties and assets, including Superdudes.net and Case’s Ladder. Case’s Ladder, founded in 1996, operates the Internet’s largest collection of online gaming ladders, leagues and tournaments at www.casesladder.com. Ranking in the top 40 gaming information sites (#31) according to comScore MediaMetrix, and as the leading gaming information site in the minutes per user category,6 the company offers both free and premium membership programs to mass-market game players. The company also provides branded ladder, league and tournament solutions for online gaming sites, web portals and game publishers. The Intermix Games family of web sites receives over 900,000 game plays per day and 6.6 million ad views per day. Intermix Games supports over 9,000 leagues and operates approximately 10,000 tournaments daily. We have partnered with some of the top game and media companies, including AOL, EarthLink and iVillage.

We also provide online matchmaking services at CupidJunction.com. Users sign-up for a free profile which can be browsed by all users and daily matches are delivered to the user’s E-mail address. Users upgrade to a paying premium subscription membership in order to communicate with their matches.

The Company also created and maintains a controlling interest in MySpace, Inc., owner and operator of MySpace.com, the most popular social networking website on the Internet. MySpace integrates web profiles, blogs, instant messaging, mail, music streaming, photo galleries, classified listings, user forums, calendars and events all into a tightly networked community. Through these features, users can profile their lives online and connect with others around shared interests. MySpace is one of the fastest growing community websites on the Internet with more than 20 million registered users as of June 2005. In May 2005, MySpace averaged over 70,000 new registered users per day, and served over 13 billion ad impressions.

Also included in our Network segment is a portfolio of email newsletters covering such topics as sports, technology, movies, TV, business and political satire. Many of our newsletters are vehicles for delivering content from the numerous websites that make up the Intermix Network. Through our newsletters, we distribute our

[6]	Source: ComScore Media Metrix, U.S. rankings, May 2005

unique content to over 20 million subscribers each month. A majority of the newsletters are E-mailed daily. Two of the Company’s more popular newsletters are Flowgo and BlessTheDay, with a combined opt-in subscriber base of over 5 million.

We earn paid advertising revenues through a variety of traditional ad units such as banner, skyscraper, pop-up, rich media, and interstitial ads, targeted E-mail marketing, paid search marketing, lead generation marketing and affiliate marketing. Our advertising is primarily performance based with pricing based on the number of times our audience views the ad or performs a specific action, or clicks through to the advertiser’s website.

The vast majority of our published content, as opposed to user-generated content, is produced by the Company’s webmasters, programmers and graphic artists. Our Web publishing is focused almost entirely on creating engaging and viral content. This approach has allowed the Company to attract a large and diverse audience with minimal marketing dollars and to amass a considerable database of subscriber and viewer information. This audience, and our ability to communicate effectively with potential customers, has proven an attractive proposition to third-party advertisers. The Company’s audience includes a strong reach into some of the most lucrative demographic segments of the Internet population.

Marketing and Sales

We market our own products and services by using various proprietary direct marketing tools and techniques. We also have an internal sales force that sells advertising inventory on the Intermix Network. This team sources, tests and monitors advertising campaigns on the Intermix Network. Historically, the bulk of our advertising revenue has been derived from third-party advertising networks. In fiscal year 2006, the Company intends to expand its internal sales force to focus on selling directly to branded advertisers with the goal of increasing Intermix Network advertising rates.

Alena has a team of media buyers that purchases online advertising inventory from third party websites to market its products. This group is able to rapidly test new marketing campaigns and determine the response rate and customer value of each specific advertisement purchased. We make our advertising buying decisions for any particular product by determining the maximum price of the advertising that we can pay based on the lifetime value of the customer for that product. Depending on the availability of acceptably priced advertising on third-party websites, we may purchase more or less advertising month-to-month. We have also created an affiliate marketing system called Partner2Profit (“P2P”) that provides Web publishers the ability and incentive to promote our products and services, as well as those of third-parties, to their audience. Users of the P2P service retrieve advertising creatives from the P2P Website to deliver to their audience, for which they receive a commission for any sales resulting from the ads shown.

We intend to continue investing in the marketing and sales teams of Alena and Intermix Network with a view toward expansion beyond the online market. Additionally, we consider customer care to be a vital component of customer acquisition and retention. Accordingly, we maintain, and intend to invest in the enhancement of a robust customer care function.

Product Development

The majority of our product development costs are technology-related. We do not internally develop the products we sell through Alena. We rely on third-parties to bring us products, or ideas for products, and we use our marketing expertise to evaluate the online and offline profit potential for the proposed products.

We maintain technology centers at our Los Angeles, Boston, and Mount Vernon, WA, locations that are staffed with software development and systems engineers. This staff monitors the Company’s network of websites 24 hours a day, 7 days a week. The Company’s computer hardware to support its network and other Internet activities is housed at several co-location facilities, with most Web activity at tier one co-location facilities in Los Angeles, CA. Our websites and supporting systems are based primarily on the Microsoft platform with some Linux in place supporting various web systems.

Using a combination of proprietary solutions and licensed technologies, we have deployed systems for online content dissemination, online transaction processing, customer service, market analysis and electronic data interchange. The Company’s content newsletter E-mail newsletters are transmitted and tracked by a proprietary system. Additionally, we have built a content referral system that enables our users to freely transmit greeting cards and other content to their friends and family. The content referral and delivery system has a full-featured ad tracking subsystem that allows us to monitor usage of the system. Finally, we have built a full-featured ad distribution system capable of meeting our dynamic ad creative, ad reporting and ad tracking needs. This system allows us to use many different types of ad creative from pop-ups to dynamic flash creative.

Domain Names and Trademarks

The Company’s domain name portfolio is important intellectual property that is essential to our business. As of March 31, 2005, we had approximately 1,900 domain names registered to the Company. Also important to our business are the trademarks and service marks registered to our Company. As of March 31, 2005, we had 25 registered trademarks and service marks and seven applications for trademarks and service marks pending in the United States. We believe that we presently have, or are capable of acquiring, ownership and control of the intellectual property rights that are necessary to conduct our operations.

Backlog

We do not believe that backlog is a meaningful indicator of future business prospects due to the short period of time from customer order to product shipment. Most products are shipped one to three days from the date ordered; therefore, backlog information is not material to an understanding of our business.

Seasonality

We believe that there is some seasonality to both our product marketing and network segments, but the impact of these fluctuations is not critical to an understanding of our business. Our product marketing business does not follow the typical seasonal pattern exhibited by retailers. During fiscal year 2005, to a certain extent, we targeted sales promotions based on certain holidays and seasons. Sales had traditionally been influenced by the winter holiday season; however, beginning in fiscal year 2004, this trend began to diminish. In our Network segment, marketers generally place fewer advertisements during the first and third calendar quarters of each year, and expenditures by advertisers may vary in cycles that reflect overall economic conditions, as well as budgeting and buying patterns. Furthermore, user traffic on the Internet tends to decrease during the summer months, which results in less advertising inventory to sell and deliver. Trends in the general economic conditions, or in the economic prospects of our customers, may also affect our revenue.

Competition

Our product marketing segment business competes with numerous large and small, online and offline, shopping channels and networks. We compete on the basis of price, product selection and effective product marketing. We frequently see new online e-commerce sites that sell products that appear to be similar to our products and that are sold using business models that are similar to ours.

Our online gaming businesses compete with numerous privately held gaming competitors and our dating business competes with numerous online dating services and print dating pages.

Our advertising businesses compete with numerous Internet publishers such as iVillage, CNET, Sportsline.com and Traffix, as well as more focused information providers such as Overture and Google. In addition, our Intermix Network competes with large media companies such as AOL and Yahoo! for online multi-channel offerings, which include information, entertainment, community, commerce and activity-based experiences. We also face competition from traditional offline media such as print, radio and television for a share of advertisers’ budgets. We expect the advertising market to remain intensely competitive for the foreseeable future. Barriers to entry are not prohibitive, thus new and existing competitors may expand their offerings at a relatively low cost.

Some of our current competitors have larger user bases, longer operating histories, higher brand recognition, and greater financial resources than we have. As we expand the scope of our offerings, we may have to compete with a larger number of Internet websites as well as traditional media companies. In addition, larger, more well-financed or well-established companies may expand into our targeted markets, or acquire, invest in or continue to consolidate competitors, thus increasing the competitive pressures that we face.

Employees

As of March 31, 2005, we had 318 employees, including 97 in marketing and sales, 80 in product development, 79 in customer service, 51 in finance, information technology, human resources, legal and administration, and 12 in fulfillment. No employees are covered by collective bargaining agreements and we consider our employee relations to be excellent.

Information about our executive officers is located in Item 10. Directors and Executive Officers of the Registrant.

Development of the Business

The Company was created in April 1999 through a series of transactions commonly referred to as a reverse merger into a publicly traded shell. The April 1999 transactions resulted in eUniverse, Inc., formerly known as Motorcycle Centers of America, Inc. (a non-operating Nevada corporation whose shares were publicly traded on the OTC Bulletin Board) and the predecessor of Intermix Media, Inc., becoming the parent and sole stockholder of CD Universe, Inc., a corporation engaged in the business of selling music CD’s and movie videos and DVD’s on the Internet. Simultaneously with the reverse merger transaction, the Company raised $6.5 million in a private placement with approximately 40 Series A preferred stock investors. In December 2002, the Company reincorporated in Delaware.

During the fiscal year ended March 31, 2000, the Company acquired the online gaming companies Cases Ladder, Inc., Gamer’s Alliance, Inc. and The Big Network, Inc., entertainment content properties Funone.com, PokemonVillage.com and JustSayWow.com, and online retailer Falcon Ventures Corporation.

During the fiscal year ended March 31, 2001 (“fiscal year 2001”), the Company continued to acquire entertainment content websites including Send4Fun.com, DebsFunPages.com and FunnyGreetings.com to build its core entertainment network audience. The Company also launched an entertainment property called Flowgo.com in fiscal year 2001. By the end of fiscal year 2001, Flowgo had become one of the most frequented entertainment properties on the Internet. With the acquisition and introduction of these and other entertainment websites, our network of websites quickly became one of the Internet’s most trafficked destinations. Also in fiscal year 2001, the Company divested the music and movie retail products segment of its business, CD Universe and Falcon Ventures.

As the Company entered fiscal year 2002, revenue was generated almost exclusively from paid third-party advertising on the network. The Company then embarked on a strategy of diversifying its revenue streams. As part of this strategy, the Company launched the online dating website CupidJunction.com. Over the course of the year, we added seven additional product and service offerings consisting of a combination of internally developed and acquired properties. Also during fiscal year 2002, we expanded our e-mail newsletter portfolio by acquiring the various publications distributed under the IntelligentX and InfoBeat brand names. In conjunction with its acquisition of InfoBeat, the Company raised $5 million in a private placement of Series B preferred stock with an indirect subsidiary of Sony Corporation of America.

In fiscal year 2003, we began leveraging our expertise in developing and distributing online advertising campaigns by signing agreements with major media and consumer product companies to promote their properties, artists and products on the network. Also during fiscal year 2003, and in an effort to gain broader consumer reach for the Company’s products and services, the Company launched the Performance Marketing Group (“PMG”) business unit. PMG’s primary objective was to generate sales on networks and websites beyond the Intermix Network, as well as offline, through targeted purchases of advertising media. PMG, and the analytical marketing approaches and tools developed in connection with that effort, were the genesis of, and formed the foundation for, what is now Alena. In September 2002, the Company continued its effort to broaden its consumer reach by acquiring certain assets of ResponseBase LLC. ResponseBase was an on-line marketing company that managed permission-based E-mail records to which it marketed and sold its own proprietary products and services as well as those of third-parties. The Company also signed a multi-year agreement with Microsoft Corporation relating to its skilled gaming and gaming download offerings in September 2002. The joint offerings went live in the fourth quarter of fiscal year 2003, and have since terminated in conjunction with the sale of SkillJam in July 2004.

In May 2003, the Company announced the discovery of accounting errors and the need to restate financial results for the first three quarters of fiscal year 2003, which the Company subsequently corrected and restated. Costs related to the accounting restatement, including the resulting regulatory actions and litigation, were significant. See “Accounting Restatement” below for a more detailed description of the restatement and related events. As a result of the restatement, the Company was delisted from the Nasdaq SmallCap Market in September 2003 and began trading on the “pink sheets.”

In July of 2003, the Company entered into agreements with VantagePoint Venture Partners providing for an initial $2 million in debt financing, subsequently converted into Series C-1 Preferred Stock, and an additional $8 million through the sale of Series C preferred stock to VantagePoint. The Company consummated the sale of Series C Preferred Stock to VantagePoint in October 2003. The Company also raised an additional $2.5 million in a private placement of common stock with existing and new stockholders in November of 2003.

Also, in November 2003, a newly formed Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. Sharman Networks bundled two of the Company’s redirect application with other applications that were downloaded from the Internet with the Kazaa Media Desktop. Sharman Networks also included channel links on the Kazaa Media Desktop to content provided by the Company. The Company chose not to seek to renew the agreement with Sharman Networks upon its expiration of the initial term in November 2004, and the Company subsequently discontinued distribution of all downloadable toolbar, redirect and contextual ad serving applications.

In July 2004, the Company changed its name from eUniverse, Inc. to Intermix Media, Inc. Also in July 2004, the Company sold the assets of the SkillJam business unit to CES software PLC. In September 2004, the Company acquired the assets of Supernation LLC, including the Superdudes gaming network.

On October 18, 2004, the American Stock Exchange approved the Company’s application for initial listing of our common stock on the AMEX, and the stock began trading on October 29, 2004 under the symbol MIX.

In November 2004, the Company acquired Focalex, Inc., an internet advertising and affiliate marketing company.

In December 2004, the Company, Redpoint Ventures (“Redpoint”) and MySpace Ventures LLC (“MSV”) signed a non-binding term sheet that contemplated the investment by Redpoint in MySpace, a newly formed Company subsidiary, which would own and operate the Company’s MySpace.com business. In addition, Redpoint invested $4 million in a private placement of common stock and warrants of the Company. On February 11, 2005, the Company and its wholly owned subsidiary Social Labs LLC, along with Redpoint and MSV, entered into a series of agreements and consummated the transactions contemplated by the term sheet.

Accounting Restatement

On May 6, 2003, the Company announced its intent to restate previously reported quarterly financial results for the first three quarters of fiscal year 2003 because of accounting errors it had identified in the Company’s financial statements. Management initiated an internal review of accounting records to quantify the errors and restate previously reported financial results. In an effort to identify and address any deficiencies in the Company’s system of internal controls, management significantly expanded its accounting and finance staff and retained an outside accounting firm to assist in the process. The Company’s Board of Directors also directed the Audit Committee of the Board to explore the facts and circumstances giving rise to the accounting restatement as well as to evaluate the Company’s accounting practices, policies and procedures. The Audit Committee engaged independent counsel to assist them in their investigation. The Audit Committee investigation was completed in October 2003.

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

On May 6, 2003, NASDAQ halted trading of the Company’s common stock. On June 13, 2003, the Company received a NASDAQ Staff Determination stating that our common stock was subject to delisting from The NASDAQ SmallCap Market due to the NASDAQ Staff’s inability to assess the Company’s current financial position and the Company’s ability to sustain compliance with NASDAQ’s continued listing requirements. The Company appealed the NASDAQ Staff’s determination to delist the Company’s securities to a Listing Qualifications Hearings Panel (the “Panel”). The Panel decided to delist the Company’s securities from The NASDAQ SmallCap Market on September 2, 2003 and the Company’s common stock began trading on what is commonly called the “Pink Sheets”. The Company successfully appealed the Panel’s decision, however, on March 15, 2004, the Panel, on remand, determined to deny the Company’s request for relisting of its common stock on The NASDAQ SmallCap Market. The Company again appealed the Panel’s decision, but subsequently dropped the appeal in connection with the Company’s pursuit of listing on the American Stock Exchange. On October 18, 2004, the Company was informed that its application for listing on the AMEX had been approved, and the Company’s common stock began trading under the symbol MIX on October 29, 2004.

In May 2003, in connection with the Company’s announcement of its impending restatement, the Securities and Exchange Commission (the “SEC”) commenced an informal inquiry into the matter. In October 2004, the SEC notified the Company that it had terminated its informal investigation and that no enforcement action had been recommended to the Commission. The SEC’s decision to terminate its informal investigation was not a finding nor judgment about the matters investigated nor a bar to the SEC’s institution of any future action concerning the same or other facts and circumstances.

The Company filed amended Form 10-Q’s for the quarters ended June 30, September 30, and December 31, 2002 with the SEC on November 3, 2003.

Website Access to SEC Reports

The Company’s Internet website can be found at www.Intermix.com. Information contained on the Company’s Internet website is not part of this report. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the Section 16 filings of its officers, directors, and stockholders beneficially owning 10% or more of the Company’s common stock are available on the Company’s website, free of charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s Internet website at www.sec.gov.

Risk Factors

Litigation and regulatory proceedings regarding our historical distribution of download applications could seriously harm our business.

On April 28, 2005, the Attorney General of the State of New York (the “NY AG”) commenced an action against the Company for alleged unlawful and deceptive acts and practices associated with the Company’s distribution of toolbar, redirect and contextual ad serving applications (“downloads”). As previously announced, we reached an agreement in principle with the NY AG pursuant to which the Company now expects to pay a total of $7.5 million over three years to the State of New York and will permanently discontinue distribution of its adware, redirect and toolbar programs. The $6.9 million reserve represents the present value of these payments, plus the related legal costs. Final resolution of this matter is subject to agreement by the parties on the specific provisions of, and the Court’s issuance of, a Stipulated Consent Decree memorializing the terms of the settlement. See Note 7—Commitments and Contingencies of Notes to Consolidated Financial Statements (Item 8) for information on this and other legal proceedings.

Failure or circumvention of our controls or procedures could seriously harm our business.

An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues, mistakes and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Any failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

We are exposed to potential risks resulting from new internal control evaluation and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

We are currently evaluating our internal controls in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. While we are working diligently to complete these evaluations on a timely basis, it is possible that we may encounter unexpected delays in implementing the requirements relating to internal controls. Therefore, we cannot be certain about the timing of the completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to continue to incur significant expenses as a result of performing the continuing system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. We currently expect to incur between $2.0 million and $2.5 million in external, third party costs during fiscal year 2006 in order to achieve initial compliance with Section 404.

If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and results of operations. Additionally, if we have underestimated the resources or time necessary to achieve compliance, resulting cost overruns could adversely impact our results of operations.

We may issue securities with rights superior to those of our common stock, which could materially limit the ownership rights of existing stockholders.

We may issue additional preferred stock at such time or times and for such consideration as the Board of Directors may determine. Each series of preferred stock is required to be designated so as to distinguish the shares thereof from the shares of all other series. The Board of Directors is expressly authorized, subject to the limitations prescribed by law and the provisions of our Certificate of Incorporation, to provide for the issuance of all or any shares of preferred stock, in one or more series, each with such designations, preferences, voting powers, relative, participating, optional or other special rights and privileges and such qualifications, limitations or restrictions thereof as are determined by the Board of Directors.

In addition, our Certificate of Incorporation authorizes “blank check” preferred stock. Our Board of Directors can set the voting, redemption, conversion and other rights relating to the preferred stock and can issue the stock in either a private or public transaction. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers of the holders of our common stock, including voting rights, rights to receive dividends and rights to payments upon liquidation. In certain circumstances, the issuance of preferred stock could depress the market price of our common stock, and could encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our Board of Directors rather than pursue non-negotiated takeover attempts.

We have many potentially dilutive securities outstanding.

As of March 31, 2005, we had outstanding options to purchase 9,134,000 shares of Company common stock and warrants to purchase 180,000 shares of Company common stock.

As of March 31, 2005, we had 194,000 shares of Series A preferred stock outstanding. The Series A preferred stock is convertible into common stock at the then-applicable conversion rate. The Series A preferred stock has a $3.60 per share liquidation preference that increases at the rate of 6% per annum. Each share of Series A preferred stock is convertible into common stock at a rate of one share of common stock for each $3.60 of liquidation preference. The liquidation preference was $4.84 as of March 31, 2005. Because of the 6% accretion factor, each share of Series A preferred stock will be converted into greater than one share of common stock. Prior to any conversion, the conversion price is also adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, or issuance of additional equity securities (other than those reserved as employee shares pursuant to any employee stock option plan) at a purchase price less than the then-current conversion price.

As of March 31, 2005, we had 1,797,000 shares of Series B preferred stock outstanding. The Series B preferred stock is convertible into common stock at the then-applicable conversion rate. The Series B preferred stock has a $2.60 per share liquidation preference. Each share of Series B is convertible into common stock at an initial rate of one share of common stock for each $2.60 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event. The conversion price per share of Series B may be adjusted downward if we issue additional equity securities other than certain excluded stock, without consideration or for consideration per share less than the then-current conversion price.

As of March 31, 2005, we had 3,786,000 shares of Series C preferred stock, and 1,300,000 shares of our Series C-1 preferred stock, outstanding. The Series C preferred stock is convertible into common stock at the then-applicable conversion rate. The Series C and C-1 preferred stock have a $1.50 and $2 per share liquidation preference, respectively. Each share of Series C is convertible into common stock at an initial rate of one share of common stock for each $1.50 of liquidation preference. Each share of Series C-1 is convertible into common stock at an initial rate of one share of common stock for each $2 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event. The conversion price per share of Series C or C-1 may be adjusted downward if we issue additional equity securities other than certain excluded stock, without consideration or for consideration per share less than the then-current conversion price. The Series C and C-1 preferred stockholders earn an 8% annual dividend paid in additional Series C or C-1 preferred stock, as the case may be, for a period of one year after issuance (“PIK Dividend”). All Series C PIK Dividend has been paid or issued. We will issue an additional 25,000 shares of Series C-1 preferred stock as PIK Dividend on each of June 30 and September 30, 2005.

The issuance of common stock upon the exercise of outstanding options and warrants, or the conversion of any outstanding or newly issued shares of preferred stock, will cause dilution to existing common stockholders and could adversely affect the market price of our common stock. In addition, the Series A, Series B, Series C and Series C-1 preferred stock, the 1,643,000 shares of common stock issued in November 2003 and the 1,000,000 shares of common stock and warrants to purchase 150,000 shares of common stock issued in December 2004 are unregistered and the holders of these securities have registration rights. We anticipate filing a Form S-3, if available to us, to register the 1,000,000 shares of common stock and 150,000 shares of common stock underlying the warrants that were issued in December 2004. When the registration statement is filed and if the other registration rights are exercised and the stock is re-sold in the market, the market price of our common stock could be adversely affected.

Our business depends on our server and network hardware and software and our ability to expand network capacity.

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to attract Web users, advertisers, members and e-commerce partners to our websites. An unexpected and/or substantial increase in the use of our websites could strain the capacity of our systems, which could lead to slower response time or system failures. Any slowdowns or system failures could adversely affect the speed and responsiveness of our websites and diminish the experience for our customers and members. If the usage of our websites substantially increases, we may need to purchase additional servers, networking equipment and bandwidth to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. Any system failure that causes an interruption in service or a decrease in the responsiveness of our websites could reduce traffic on our websites and, if sustained or repeated, could impair our reputation and the attractiveness of our brands as well as reduce revenue and negatively impact our operating results.

We rely on many different software applications, many of which have been developed internally. If these software applications fail, it could adversely affect our ability to provide our services. If we receive a significant unexpected increase in usage and are not able to rapidly expand our transaction-processing systems and network infrastructure without any systems interruptions, it could seriously harm our business and reputation.

If we are unable to continue to develop compelling entertainment and other content for our network of websites and electronic newsletters, the Company’s traffic, subscriber and user base may be reduced and our revenues could decrease.

The online business market is relatively new, rapidly evolving and intensely competitive, and we expect competition will further intensify in the future. Similarly, the competition for website traffic and subscribers, as well as advertising revenues, both on Internet websites and in more traditional media, is intense. Barriers to entry are currently minimal, and current and new competitors can launch new websites and electronic newsletters at a relatively low cost. Competitive factors in providing entertainment and multi-channel products and services via the Internet include name recognition, variety of value-added offerings, ease of use, price, quality of service, availability of customer support and technical expertise. Our prospects for achieving our business objectives will depend heavily upon our ability to continuously provide high quality, entertaining content, along with user-

friendly website features and value-added Internet products and services. If we fail to continue to attract a high volume of traffic for our websites or a broad subscriber base, revenues could decrease and our business, results of operations and financial condition could be materially adversely affected.

We depend on strategic relationships with our partners.

We expect to generate significant commerce and advertising revenues from strategic relationships with certain outside companies. However, there can be no assurance that our existing relationships will be maintained through their initial terms or that additional third-party alliances will be available to the Company on acceptable commercial terms, or at all. The inability to enter into new strategic alliances or to maintain any one or more of our existing, strategic alliances could result in decreased third-party paid advertising and product and service sales revenue. Even if we are able to maintain our strategic alliances, there can be no assurance that these alliances will be successful or that our infrastructure of hardware and software will be sufficient to handle any potential increased traffic or sales volume resulting from these alliances.

We have a concentration of our business in certain products and vendors, and in two customers.

Revenues from the sale of Hydroderm, Body Shape, Dream Shape and Body by Jake Carb Manager product lines accounted for approximately 58%, 14%, 10%, and 6%, respectively, of fiscal year 2005 product marketing segment revenues. Most of the products we sold during the fiscal year were purchased from five vendors. In addition, revenues from Advertising.com, Inc. and Yahoo! Search Marketing (formerly Overture Services, Inc.) were approximately 10% and 22%, respectively, of fiscal year 2005 network segment revenues. These concentrations of our business in certain products, vendors and customers create the risk of adverse financial impact if we are not able to continue to sell these products or source these products from our current vendors. We believe that we can mitigate the financial impact of the loss of a key vendor by sourcing an alternative vendor, but we cannot predict the timing of locating and qualifying the alternative vendor, or the pricing and terms that the alternative vendor might offer.

Our success depends on retaining our current key personnel and attracting additional key personnel.

The Company is dependent on the services of key personnel, including our senior management, vice presidents, and business unit managers. Due to the specialized knowledge of these individuals, as it relates to our Company and our operations, if they were to terminate employment, we could have difficulty hiring qualified individuals to replace the personnel in a timely manner. Consequently, operations and productivity surrounding the vacated position may be impaired and cause an adverse effect on operating results. In addition, our success depends on our continuing ability to attract, hire, train and retain highly skilled managerial, technical, financial, sales, marketing and customer support personnel, particularly in the areas of content development, product development, website design, and sales and marketing. Competition for qualified personnel is intense, and our ability to retain key employees, or to attract or retain other highly qualified personnel, may be harder given recent adverse changes in our business and regulatory environment.

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

The scope of our operations and our workforce has expanded significantly in recent years and may continue to expand in the future. This growth requires significant time and resources of senior management, and may distract from other business initiatives. If we are unable to effectively manage continued growth, our earnings could be adversely affected. In addition, we rely on the effectiveness of our financial reporting and data systems, which have become increasingly complex due to rapid expansion and diversification. Management of our business depends on the timeliness and accuracy of information provided by these systems, and if we do not adapt these systems to the rapid changes in the business, our business could be adversely affected.

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

We regard our trademarks, trade secrets and similar intellectual property as valuable to our business, and rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, partners and others to protect our proprietary rights. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation or infringement of our proprietary property. Some of our trademarks or service marks are registered with the United States Patent and Trademark Office, and we are currently applying for registration of a number of other trademarks and service marks. Completion of our applications for these trademarks and service marks may not be successful.

If we are unable to protect our domain names, our reputation and brand could be impaired, and we could lose customers.

We own numerous Internet domain names. National and international Internet regulatory bodies generally regulate the registration of domain names. The regulation of domain names in the United States and in other countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names in all the countries in which we conduct business, which could harm our business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks, service marks and similar proprietary rights is unclear and still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

We compete in new and rapidly evolving markets, which makes it difficult to evaluate our future prospects based on historical operating results.

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

We could be sued for information retrieved from the Internet. Because material may be downloaded from websites and may be subsequently distributed to others, there is a potential that claims could be made against us, based on the nature and content of the material under legal theories such as defamation, negligence, copyright or trademark infringement or other theories. Such claims have been brought against online companies in the past. In addition, we could be exposed to liability for material that may be accessible through our products, services and websites, including claims asserting that, by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third-parties through the websites. Although we carry general liability insurance, our insurance may not cover potential claims of this type, or the level of coverage may not be adequate to fully protect us against all liability that may be imposed. Any costs or imposition of liability or legal defense expenses that are not covered by insurance or are in excess of insurance coverage could reduce our working capital and have a material adverse effect on our business, results of operations and financial condition. Also, the legal effectiveness of the terms and conditions of use of our websites is uncertain.

Changes in government regulation and legal uncertainties could reduce demand for our products and services or increase the cost of doing business.

Government regulation and legal uncertainties could increase our costs and risks of doing business on the Internet. There are currently few laws or regulations that specifically regulate commerce on the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, defamation, taxation and personal privacy are applicable to the Internet. The application of existing laws, the adoption of new laws and regulations in the future, or increased regulatory scrutiny with respect to issues such as user privacy, pricing, taxation and the characteristics and quality of products and services, could create uncertainty in the Internet marketplace. The uncertainty created could reduce demand for our products and services, or increase the cost of doing business due to increased costs of litigation, regulatory inquiries or increased service delivery costs.

The CAN-SPAM Act of 2003, a federal law that impacts the way certain commercial E-mails are sent over the Internet, took effect January 1, 2004 and preempted most state commercial E-mail laws. Penalties for failure to comply with the CAN-SPAM Act include significant fines, forfeiture of property and imprisonment. This law and other laws or regulations that impact E-mail advertising could reduce our revenues.

The Federal Trade Commission and other governmental or regulatory bodies have increasingly focused on issues impacting online marketing practices and consumer protection. In our judgment, the marketing claims we make in advertisements we place to obtain new e-commerce customers are adequately supported. Governmental or regulatory bodies may make a different judgment about the adequacy of the support for the marketing claims we make. We could be subject to regulatory proceedings for past marketing campaigns, and we could be required to make changes in our future marketing claims, either of which could adversely affect our revenues.

As our websites grow in popularity, we could be subjected to claims and incur compliance costs related to improper conduct by users.

Websites that facilitate social interaction among users are core to the Company’s growth strategy. Online social interaction involves inherent risks that are not unique to our sites. The anonymity provided by the Internet can facilitate unlawful behavior. The terms of use of our websites prohibit a broad range of unlawful or undesirable conduct. Nevertheless, although we have a variety of measures in place to enforce these terms of use, the nature of online social interaction poses enforcement challenges. We are unable to block access in all instances to users who are determined to gain access to our sites for improper motives. Although we do not believe that current law subjects the Company to liability for the activities of such users, this area of law is unsettled. Claims may be threatened or brought against us using various legal theories based on the nature and content of information that may be posted online or generated by our users. Investigating and defending any of these types of claims could be expensive, even to the extent that the claims do not ultimately result in liability.

If the delivery of Internet advertising on the Web, or the delivery of our E-mail messages, is limited or blocked, demand for our products and services may decline.

Our business may be adversely affected by the adoption by computer users of technologies that impact access to our products and services. For example, computer users may use software designed to filter or prevent the delivery of Internet advertising or deploy Internet browsers set to block the use of cookies. Microsoft Corporation has released Windows XP Service Pack 2 that adds pop-up blocking features to Internet Explorer. In addition, many Internet service providers and certain search engines have introduced anti-pop-up tools or agreed not to sell pop-ups to third parties. The number of computer users who employ these or other similar technologies is likely to increase, thereby diminishing the efficacy of our products and services. In the case that one or more of these technologies becomes widely adopted by computer users, demand for our products and services would decline.

We also depend on our ability to deliver E-mails through Internet service providers and private networks. Internet service providers are able to block messages from reaching their users and we do not have, nor are we required to have, agreements with any Internet service providers to deliver E-mails to their customers. As a result, we could experience periodic blockages of the delivery of E-mails to their customers, which would limit the effectiveness of our E-mail marketing. Some Internet service providers also use proprietary technologies to handle and deliver E-mail. If Internet service providers materially limit or block the delivery of our E-mails, or if our technology fails to be compatible with these Internet service providers’ E-mail technologies, then our business, results of operations or financial condition could be materially and adversely affected. In addition, the effectiveness of E-mail marketing may decrease as a result of increased consumer resistance to E-mail marketing in general.

Litigation and regulatory proceedings regarding the restatement of our financial statements could seriously harm our business.

As previously reported, a consolidated stockholder lawsuit styled as a class action is pending against the Company, several of its current and former officers and/or employees, and the Company’s former auditor (the “Securities Litigation”). The Securities Litigation arises out of the Company’s restatement of quarterly financial results for fiscal year 2003. As a result of mediation in November 2004, the parties entered into a Stipulation of Settlement in January 2005 pursuant to which the parties propose to settle the Securities Litigation for $5.5 million in cash paid by the Company’s insurance carriers. The Court has recently preliminarily approved the settlement and formal notice of the settlement has been mailed to class members. The Court has scheduled a hearing regarding final approval of the settlement and dismissal of the lawsuit for September 19, 2005. Also as previously reported, two purported stockholder derivative actions, which are substantially similar, were filed in May 2003 against various current and former directors, officers, and/or employees of the Company (collectively, the “Derivative Litigation”). One of the actions remains pending in Federal Court (the “Federal Court Derivative Action”) and the other was dismissed by the Superior Court of California for the County of Los Angeles in October 2004 (the “State Court Derivative Action”). The Derivative Litigation similarly arises out of the Company’s restatement of quarterly financial results for fiscal year 2003. See Note 7 – Commitments and Contingencies of Notes to Consolidated Financial Statements (Item 8) for more information on this and other legal proceedings.

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

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During fiscal year 2005, the closing sale prices of our common stock ranged from $1.70 to $8.85 per share and the closing sale price on June 24, 2005 was $8.30 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new services and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

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

Item 2.    Properties

The Company’s principal corporate offices are located in approximately 32,200 square feet of office space in Los Angeles, CA. The lease for this office expires in February 2006, and it has a current monthly rental rate of approximately $62,800. In February 2005, we relocated the MySpace operations to an approximately 28,000 square-foot facility in Santa Monica, CA. The lease for the Santa Monica location expires in April 2007, and it has a current monthly rental rate of $57,478. In March 2005, we leased a facility in Culver City, CA for the new warehouse and call center operations for Alena, and we completed the move in April 2005. The new Alena facility has approximately 29,700 square feet, of which 20,000 are dedicated to warehouse operations and 9,700 to the call center. The Alena facility lease expires in February 2009, and it has a current monthly lease rate of $29,000. Leases for the previously occupied facilities, located in Culver City, CA and Los Angeles, CA, expire in October 2005 and July 2005, respectively.

Outside of California the Company leases approximately 5,700 square feet of office space in Newton, MA for the Focalex business. The lease expires in September 2007, and the current monthly rental rate is $6,625. The Company also leases approximately 2,000 square feet of office space for our Cases Ladder subsidiary in Mount Vernon, Washington. The lease expires in January 2007 and has a current monthly rental rate of $2,000.

In July 2004, in connection with the Company’s sale of the SkillJam division, the Company transferred to the SkillJam acquirer the facility lease, which accounted for approximately 10,000 square feet of office space in Los Angeles, CA. The facility had a monthly rental rate of $20,288, and the lease was scheduled to expire in December 2004.

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

Item 3.    Legal Proceedings

See Note 7—Commitments and Contingencies of Notes to Consolidated Financial Statements (Item 8) for information on legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the quarter ended March 31, 2005.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 31, 2005, there were 34,592,000 shares of the Company’s common stock outstanding, which were held by approximately 2,934 stockholders.

From April 20, 2000 to July 14, 2003, our common stock was listed on The NASDAQ Small Cap Market under the symbol EUNI. From July 15, 2003 to September 2, 2003 our common stock was listed under the symbol EUNI.E due to the failure to timely file our Annual Report on Form 10-K for the fiscal year ended on March 31, 2003. On May 6, 2003, NASDAQ halted trading in our common stock and on September 2, 2003 NASDAQ delisted our stock. From September 3, 2003 to October 28, 2004, trading in our common stock was quoted on the Pink Sheets under the symbols EUNI.PK and IMIX.PK. Pink Sheet quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. On October 18, 2004, the American Stock Exchange informed us that they had approved the Company’s application for initial listing of our common stock on the American Stock Exchange, and trading in our common stock commenced on October 29, 2004 under the symbol MIX.

The following table sets forth the range of low and high bid quotations for our common stock based on published financial sources:

Quarter Ending:	Low	High
March 31, 2005	$5.10	$8.85
December 31, 2004	1.85	6.56
September 30, 2004	2.05	2.70
June 30, 2004	1.70	2.45
March 31, 2004	1.52	2.75
December 31, 2003	1.60	2.65
September 30, 2003	1.51	2.26
June 30, 2003	3.40	6.01

Dividends

We have not paid cash dividends, and we have no intention to pay cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings, if any, to finance future growth.

Equity Compensation Plan Information

Information in the Proxy Statement regarding our equity compensation plans under the caption “Security Ownership of Certain Beneficial Owners and Management” for the 2005 annual meeting of stockholders to be held on September 7, 2005 (“Proxy Statement”) is incorporated herein by reference.

Recent Sales of Unregistered Securities

In June 2004, the Company issued 126,000 shares of common stock upon the conversion of 126,000 shares of Series B preferred stock.

On September 15, 2004, as partial consideration for the purchase of the assets of Supernation, LLC, including the Superdudes gaming network, the Company issued 900,000 shares of common stock valued at approximately $1.8 million to Supernation, LLC.

On September 30, 2004, the Company issued 1,250,000 shares of Series C-1 preferred stock to VantagePoint upon the conversion of $2.5 million of convertible debt owed to VantagePoint. For one year after the issuance of the Series C-1 preferred shares, the holders of such Series C-1 preferred shares are paid an 8% annual dividend in additional shares of Series C-1 preferred stock. Through March 31, 2005, the Company issued an aggregate of 50,000 additional Series C-1 shares as dividends. The Series C-1 preferred stock is covered by VantagePoint’s existing demand registration rights.

On November 5, 2004, as partial consideration for the purchase of all of the outstanding stock of Focalex, Inc., the Company issued 548,000 shares of common stock valued at approximately $1.7 million, to the shareholders of Focalex, Inc.

On December 17, 2004, the Company issued one million shares of common stock and a five-year warrant to purchase an additional 150,000 shares of common stock at $4 per share to Redpoint for a total purchase price of $4 million. The Company and Redpoint also entered into a registration rights agreement applicable to the common stock and shares to be issued upon exercise of the warrant.

During December 2004 and January 2005, the Company issued 62,931 shares of common stock upon exercises of warrants to purchase common stock at an exercise price of $1.75 per share. The warrants were originally issued in November 2001.

In March 2005, the Company issued 1,973,425 shares of common stock to VantagePoint upon conversion of 1,973,425 shares of Series C convertible preferred stock. The common stock is subject to demand registration rights.

The issuances of securities described above were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering. No underwriters were engaged in connection with any of the issuances of securities. These transactions were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary to evaluate the investment, and each such investor represented to the Company that the securities were being acquired for investment.

Item 6.    Selected Financial Data

The following selected financial data are derived from our audited financial statements for fiscal years 2001 to 2005. The historical results are not necessarily indicative of results to be expected for any future period. The data below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the related notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Prior year operating expense information was reclassified to conform to the current period presentation.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended March 31,
	2005	2004	2003	2002	2001
Revenues	$78,984	$52,881	$63,995	$33,180	$15,668
Cost of revenues	16,396	12,330	17,163	5,837	—

Gross profit	62,588	40,551	46,832	27,343	15,668

Operating expenses:
Marketing and sales	35,074	22,909	24,138	6,364	9,532
Product development	8,010	5,962	8,342	3,618	2,321
General and administrative	18,040	16,611	12,881	10,515	6,288
NY AG settlement	6,884	—	—	—	—
Restatement professional fees	(281)	4,771	—	—	—
Amortization of other intangible assets	1,258	1,259	1,109	482	3,521
Impairment of goodwill and other intangible assets	—	1,200	130	—	14,474

Total operating expenses	68,985	52,712	46,600	20,979	36,136

Operating income (loss)	(6,397)	(12,161)	232	6,364	(20,468)
Interest expense, net	(141)	(478)	(590)	(525)	(6,333)
Gain on sale of interest in joint venture	6,279	—	—	—	—
Cancellation of stock options	—	—	(452)	—	—
Gain on debt extinguished	630	—	1,266	—	—
Other gains and (losses)	—	—	365	(231)	(321)

Income (loss) from continuing operations before income taxes	371	(12,639)	821	5,608	(27,122)
Income taxes	(178)	(20)	(63)	—	—

Income (loss) from continuing operations	193	(12,659)	758	5,608	(27,122)
Income (loss) from discontinued operations, net	(170)	(575)	(205)	57	(13,917)
Gain on sale of SkillJam, net of taxes	4,708	—	—	—	—
Minority Interest, net of taxes	(212)	95	—	—	—

Net income (loss)	4,519	(13,139)	553	5,665	(41,039)
Preferred stock dividends and liquidation preference	(517)	(329)	(77)	(205)	—
Income allocated to preferred stockholders	(949)	—	—	—	—

Income (loss) to common stockholders	$3,053	$(13,468)	$476	$5,460	$(41,039)

Income (loss) per common share:
Continuing operations	$(0.01)	$(0.47)	$0.01	$0.25	$(1.50)
Discontinued operations	0.12	(0.02)	0.01	0.01	(0.77)
Minority interest	(0.01)	—	—	—	—

Basic income (loss) per common share	$0.10	$(0.49)	$0.02	$0.26	$(2.27)

Diluted income (loss) per common share	$0.10	$(0.49)	$0.02	$0.22	$(2.27)

Balance Sheet Data

(In thousands)

	March 31,
	2005	2004	2003	2002	2001
Cash and cash equivalents	$14,153	$6,245	$4,663	$8,008	$219
Working capital (deficit)	9,704	953	1,590	4,196	(6,569)
Total assets	66,596	37,498	39,929	34,578	11,879
Long term debt and capital lease obligations	4,734	33	2,727	3,028	3,041
Stockholders’ equity (deficit)	39,120	21,750	23,436	20,676	(1,558)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

On June 1, 2004, Bradley Ward resigned from the Company’s Board of Directors and James R. Quandt was appointed as a director filling the vacancy.

The Company changed its name from eUniverse, Inc. to Intermix Media, Inc. on July 15, 2004. On July 15, 2004, the Company’s trading symbol changed from EUNI to IMIX.

On July 15, 2004, we agreed to purchase the assets of Supernation, LLC, which includes the Superdudes gaming network, for approximately $2 million in cash and stock and a sharing of certain future revenues. This acquisition closed on September 15, 2004. On July 14, 2004, the Company’s Board of Directors, after consideration and approval by the Company’s Audit Committee, adopted a resolution that granted a waiver of the conflict of interest provision contained in our Financial Code of Professional Conduct to Mr. Richard Rosenblatt, the Company’s Chief Executive Officer, in connection with the acquisition of the Supernation assets. Mr. Rosenblatt owned approximately 25% of the Supernation member interests. Mr. Rosenblatt agreed to sell his member interests in Supernation to avoid any participation in the future revenue sharing and any ongoing potential conflict of interest.

On July 30, 2004, we sold the assets of our SkillJam business unit to CES Software PLC. The sale proceeds were $8 million and the Company realized a $4.7 million gain on sale of assets. We used $1.8 million of the sale proceeds to repay a $2.4 million senior secured convertible note payable to 550 DMV and recorded a $630,000 gain on debt extinguished.

In October 2004, the Pacific Regional Office of the SEC notified the Company that it had terminated its informal investigation concerning the Company’s restatement of fiscal year 2003 quarterly financial results and that no enforcement action had been recommended to the Commission. The SEC’s decision to terminate its informal investigation is not a finding nor judgment about the matters investigated or a conclusion that a future action will not be brought against the Company or its officers or directors.

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

On December 3, 2004, Sherman Atkinson was appointed Chief Operating Officer of Intermix Media, Inc. by the Company’s Board of Directors, and Mr. Atkinson entered into an employment agreement with the Company.

On December 7, 2004, Jeffrey Edell resigned from the Company’s Board of Directors. In January 2005, Thomas Flahie resigned as Chief Financial Officer of the Company.

On December 17, 2004, we sold 1 million shares of common stock and a warrant to purchase an additional 150,000 shares of common stock at $4 per share, for $4 million to entities affiliated with Redpoint Ventures.

On January 11, 2005, the parties to the restatement-related securities class action litigation entered into a Stipulation of Settlement setting forth terms and conditions of a proposed settlement of the lawsuit for approximately $5.5 million in cash. The Company’s insurance carriers have conditionally agreed to fund the entire settlement.

On February 9, 2005, the Board of Directors of Intermix Media, Inc. appointed William Woodward as a director. In addition, the Board of Directors appointed David Carlick, a current Board member, as its non-executive Chairman.

On February 11, 2005, the Company and its wholly owned subsidiary Social Labs LLC, along with Redpoint and MSV, entered into a series of agreements and consummated a series of transactions in connection with the establishment of MySpace, Inc. Under the terms of the deal, both the Company and MSV, an entity owned by Company employees, contributed their ownership interests in the assets of the MySpace.com business to newly formed Delaware Corporation MySpace, Inc. Prior to the transaction, the ownership interests in the assets of the MySpace.com business were held 67% by Social Labs LLC and 33% by MSV. Simultaneously with the transfer of assets, MySpace sold a combination of common and preferred stock to Redpoint for a total purchase price of approximately $11.5 million, from which the Company received approximately $2.8 million in cash, a note from MySpace in the principal amount of $1.5 million, which is subject to post-closing adjustments, and a majority ownership stake in MySpace, Inc. Approximately $3.75 million of the total purchase price of $11.5 million went to MSV as partial consideration for its contribution of assets, and after completion of the transaction MSV owns a 19.9% interest and Redpoint owns a 25% interest in MySpace. Approximately 5% of the equity ownership is reserved for issuance of employee stock options. Upon completion of the transaction, the $5 million in net financing proceeds was deposited into a MySpace bank account. As a result of the transaction, the Company has recorded a gain on sale of its equity interest in the amount of $6.279 million and MySpace, Inc. is a partially owned subsidiary, which is consolidated for financial reporting purposes. Subject to certain limitations, the Company also has an option to buy out the other stockholders of MySpace based on a valuation of $125.0 million if the Company receives a bona fide offer by a third party to acquire more than 50% of the stock or assets of Intermix within 12 months of the closing date (so long as discussions relating to such third party offer are ongoing). The Company may not exercise the option, however, in the event (i) MySpace, Inc. has previously received a bona fide third party offer to purchase MySpace for an amount in excess of $125.0 million and discussions regarding such acquisition are ongoing, or (ii) MySpace has previously filed a registration statement for an initial public offering and such registration statement has not been withdrawn. MSV, in connection with the December 2004 Redpoint financing and execution of the non-binding term sheet, agreed to invest $300,000 in the Company in exchange for 75,000 shares of Company common stock and a five-year warrant to purchase 11,250 shares of Company common stock at $4 per share. The sale of stock to MSV was conditioned on, among other things, the completion of the MySpace transactions.

On April 18, 2005, Lisa Terrill became the Company’s Chief Financial Officer.

On April 28, 2005, the Attorney General of the State of New York (the “NY AG”) commenced an action against the Company seeking disgorgement of profits, civil penalties and other remedies in connection with alleged unlawful and deceptive acts and practices associated with the Company’s distribution of toolbar, redirect and contextual ad serving applications. On June 14, 2005, we announced a settlement in principle of the matter pursuant to which the Company now expects to pay a total of $7.5 million over three years to the State of New York and will permanently discontinue distribution of these applications. Final resolution of this matter is subject to agreement by the parties on the specific provisions of, and the Court’s issuance of, a stipulated consent decree memorializing the terms of the settlement. See Note 7—Commitments and Contingencies of Notes to Consolidated Financial Statements (Item 8) for information on legal proceedings.

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

Our principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by expected future cash flows. An impairment loss would be reported to the extent that the carrying value of the assets exceeds the fair value as determined by discounted future cash flows. As of March 31, 2005, there is no indication that the carrying value of the Company’s goodwill and intangible assets require impairment, notwithstanding any previous impairment of the carrying value of goodwill and other intangible assets.

Revenue recognition

Revenue is recognized when the price of the product or service is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or the product is shipped and collectibility of the resulting receivable is reasonably assured.

We recognize revenue upon provision of services or on shipment of products, unless such product is subject to a risk-free return period, in which case revenue related to the initial shipment is deferred and recognized upon the expiration of the risk-free period. Revenue includes shipping and handling charges. Product warehousing and fulfillment is handled internally as well as by third parties.

Revenues for subscriptions and memberships to our Internet websites are recognized ratably as earned over the term of the subscription or membership. Upon commencement of the subscription or membership, we record deferred revenue for the fee charged. This deferred revenue is then recognized ratably over the period of the arrangement.

Advertising revenue is earned from the sale of banner and button advertisements, pop-up and other Web-based advertising, and sponsorships of E-mail newsletters or areas of our websites. We recognize revenue from the sale of our banner and button advertisements, pop-up and other Web-based advertising in the period delivered. The arrangements are evidenced either by an insertion order or contract that stipulates the types of advertising to be delivered and pricing. Under certain arrangements, we charge fees to merchants based on the number of users who click on an advertisement or text link to visit websites of our merchant partners, which we refer to as a “click-through”. Click-through arrangements are evidenced by a contract that stipulates the click-

through fee. The fee becomes fixed and determinable upon delivery of the click-through and these revenues are recognized in the period in which the click-through is delivered to the merchant. Revenues relating to E-mail newsletters are derived from delivering advertisements to E-mail lists for advertisers and websites. Agreements are primarily short-term and revenues are recognized as services are delivered provided that we have no significant remaining obligations. In certain arrangements, we sell banner advertising, click-through programs, and E-mail newsletter or website sponsorships to customers as part of a bundled arrangement. For these arrangements, we allocate revenue to each deliverable based on the relative fair value of each deliverable. Revenue is recognized in these arrangements as we deliver on our obligation.

Reserve for uncollectible accounts receivable

We maintain an allowance for doubtful accounts to reduce billed accounts receivable to estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider the aging of the accounts receivable, trends within and ratios involving the age of the accounts receivable, the customer mix in each of the aging categories and the nature of the receivable, our historical provision for doubtful accounts, the credit worthiness of the customer, economic conditions of the customer’s industry, and general economic conditions, among other factors. The Company has not experienced any specific material losses in fiscal year 2005 due to uncollectible accounts receivable.

Reserve for excess and obsolete inventory

The quantities of inventory on hand and their values are reviewed periodically for potentially excess and obsolete product or pricing. Consequently, we maintain an allowance for excess and obsolete inventory to reduce cost to estimated realizable value. A considerable amount of judgment is required when we assess the realization of inventory, including assessing the probability of sale and the current market demand for each product. If actual market conditions for our products differ from those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to cost of revenues may be required. In fiscal year 2005, there has not been a material inaccuracy in management’s judgment of the required reserve for excess and obsolete inventory.

Reserve for sales returns

We maintain an allowance for estimated customer sales returns. In determining the estimate of products that will be returned, we analyze historical returns, current economic trends, changes in customer demand and acceptance of our products, known returns we have not received and other assumptions. Similarly, we record reductions to revenue for the estimated future credits to our advertising customers in the event that delivered advertisements do not meet contractual specifications. Should the actual amount of product returns or advertising credits differ from our estimates, adjustments to revenues may be required. In fiscal year 2005, there has not been a material inaccuracy in management’s judgment of the required reserve for sales returns.

Reserve for deferred tax assets

The Company accounts for income taxes in accordance with the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not assured, we establish a valuation allowance. When this allowance is established, or increases or decreases in the future, we increase or decrease our income tax expense. If our estimate of the likelihood of future taxable income proves to be incorrect, adjustments to income tax expense could be required. At March 31, 2005, we fully reserved the deferred tax assets for the Company, since we believe that realization is not reasonably assured at this time. If the Company has operating income from continuing operations in the future, we intend to reassess the need to continue to fully reserve our deferred tax assets. The deferred tax assets of MySpace have not been reserved because management has determined that it is more likely than not that the deferred tax assets will be realized.

Results of Operations

The following table sets forth consolidated statement of operations data expressed as a percentage of revenues:

	2005	2004	2003
Revenues:
Product marketing	61.4%	55.1%	54.3%
Network	38.6	44.9	45.7

	100.0	100.0	100.0

Cost of revenues:
Product marketing	19.9	20.9	26.1
Network	0.9	2.4	0.7

	20.8	23.3	26.8

Operating expenses:
Marketing and sales	44.4	43.3	37.8
Product development	10.1	11.3	13.0
General and administrative	22.8	31.4	20.1
Restatement professional fees	(0.3)	9.0	—
NY AG settlement	8.7	—
Amortization of other intangible assets	1.6	2.4	1.7
Impairment of goodwill and other intangible assets	—	2.3	0.2

Total operating expenses	87.3	99.7	72.8

Operating income (loss)	(8.1)	(23.0)	0.4
Interest expense, net	(0.1)	(0.9)	(0.9)
Gain on sale of interest in MySpace, Inc.	7.9	—	—
Cancellation of stock options	—	—	(0.7)
Gain on debt extinguished	0.8	—	2.0
Other gains	—	—	0.6

Income (loss) from continuing operations	0.5	(23.9)	1.4
Income taxes	(0.2)	—	(0.1)

Income (loss) from continuing operations	0.3	(23.9)	1.3
Loss from discontinued operations	(0.2)	(1.1)	(0.3)
Gain on sale of SkillJam, net of taxes	5.9	—	—
Minority interest, net of taxes	(0.3)	0.2	—

Net income (loss)	5.7%	(24.8)%	1.0%

Revenues

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenues increased 49% to $79 million in fiscal year 2005 from $52.9 million in fiscal year 2004. The increase in revenues was attributable to growth in both business segments with the product marketing segment producing $48.5 million in revenues in fiscal year 2005 compared to $29.1 million in fiscal year 2004, and the network segment producing $30.5 million in revenues in fiscal year 2005 compared to $23.8 million in fiscal year 2004.

For fiscal year 2005, product marketing segment revenues increased by 67% to $48.5 million compared to the same period last year. The Alena business unit produced $20 million in increased revenues in fiscal year 2005 compared to fiscal year 2004 due to higher continuity program product sales in the current year. The top selling products were Hydroderm, Body Shape, Dream Shape, and Body by Jake’s Carb Manager, and revenues from these top four products accounted for 58%, 14%, 10% and 6%, respectively, of fiscal year 2005 product marketing segment revenues. The increase was partially offset by a $1.4 million decline in revenues from inkjet printer cartridge and related product sales in fiscal year 2005 reflecting decreased spending on marketing for new customers of these products. For fiscal year 2005, network segment revenues increased by 28% to $30.5 million compared to the same period last year. The increase in revenues was primarily due to the growth of MySpace, the acquisition of Focalex, and to higher performance-based and branded advertising revenues, which was partly offset by the reduction in revenues attributed to the ResponseBase business unit.

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenues declined 17% to $52.9 million in fiscal year 2004 from $64 million in fiscal year 2003. The decline in revenues was attributable to both business segments with the product marketing segment producing $29.1 million in revenues in fiscal year 2004 compared to $34.7 million in fiscal year 2003, and the network segment producing $23.8 million in revenues in fiscal year 2004 compared to $29.3 million in fiscal year 2003.

For fiscal year 2004, product marketing segment revenues decreased by 16% to $29.1 million compared to fiscal year 2003. The Performance Marketing Group business unit produced $6.7 million in increased revenues in fiscal year 2004 compared to fiscal year 2003 due to higher continuity program product sales in fiscal year 2004. ResponseBase product revenues declined by $7.0 million in fiscal year 2004 compared to fiscal year 2003 due to decreased sales of seasonal and limited life products in fiscal year 2004. We also experienced a $6.0 million decline in revenues from sales of our inkjet printer cartridges and related products in fiscal year 2004, due to lower spending on the acquisition of new customers.

For fiscal year 2004, network segment revenues decreased by 19% to $23.8 million compared to fiscal year 2003. The decrease in revenues was due to significantly lower commercial E-mail advertising revenues and a greater use of advertising inventory by other business units, partially offset by $3.3 million of additional advertising revenues from the distribution of downloadable applications. We also realized $2.3 million of higher revenues at our Case’s Ladder business due to a significant increase in the number of customers. ResponseBase advertising revenues were $3.9 million in fiscal years 2004 and 2003.

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

Cost of Revenues

Fiscal Year 2005 Compared to Fiscal Year 2004

Cost of revenues are mostly associated with the product marketing segment, and consist of primarily the cost of products, list rental fees, warehouse and shipping costs, game prizes and credit card fees. The cost of revenues increased to $16.4 million in fiscal year 2005 from $12.3 million in fiscal year 2004 due to an increase in revenues, since these costs are variable in nature. The gross profit margin of the product marketing segment was 68% in fiscal year 2005 compared to 62% for the previous fiscal year. The gross profit margin improvement was due to cost reductions, process improvements and an increase in product sold in the Alena business unit which historically has had a lower cost of revenues than the inkjet cartridge business unit. Cost of network segment revenues was $700,000 in fiscal year 2005 compared to $1.3 million last year. The decrease is attributable to reduction in list partner fees of $725,000 from ResponseBase. In fiscal year 2006, we expect the gross profit margin for the product marketing segment to improve slightly over the results of the fourth quarter of fiscal year 2005.

Fiscal Year 2004 Compared to Fiscal Year 2003

The cost of revenues decreased to $12.3 million in fiscal year 2004 from $17.2 million in fiscal year 2003 due to lower revenues. The gross profit margin of the product marketing segment was 62% in fiscal year 2004 compared to 52% in fiscal year 2003. The gross profit margin improvement was due to cost reductions and a greater percentage of revenues by the Performance Marketing Group business unit which has a lower cost of revenues, partially offset by higher product costs experienced by the ink cartridge business unit. Cost of network segment revenues was $1.3 million in fiscal year 2004 compared to $462,000 in fiscal year 2003. The $838,000 increase in cost of revenues at the Case’s Ladder business unit was the primary reason for the increase in cost of revenues for the network segment.

Marketing and Sales

Fiscal Year 2005 Compared to Fiscal Year 2004

Marketing and sales costs consist primarily of fees paid to third parties for media space, bad debts, shared ad revenue arrangements, promotional and advertising costs, personnel costs, outside services, royalties, commissions, agency and consulting fees and allocated overhead costs. The Company also has a direct sales force that sells our inventory of advertising to advertisers and advertising agencies.

Marketing and sales costs increased to $35.1 million or 44% of revenues for fiscal year 2005 from $22.9 million or 43% of revenues for fiscal year 2004. The increase of $12.2 million was primarily due to the following: an increase of $10 million in fees paid to third-parties for online and offline media space consistent with the increase in revenues in connection with shared ad revenue arrangements; an increase of $691,000 in salary expense; an increase of $880,000 in royalty expense; an increase of $534,000 in outside services; an increase of marketing expense of $247,000; an increase in employee recruitment of $180,000; an increase in public relations expenses of $150,000; an increase in telecommunications expenses of $111,000; and an increase in employee related benefits and bonuses of $323,000; all of which was partly offset by a reduction in bad debt expense of $1.3 million, due to improved credit and collection policies and procedures.

We plan to continue to concentrate the efforts of our direct sales, marketing and customer care teams during fiscal year 2006 on driving new network revenue growth and increasing customer continuity program retention. The Company’s strategy is to develop a longer-term relationship with its customers and enhance the lifetime value of each relationship. In fiscal year 2006, the Company intends to expand its internal sales force to focus on selling directly to branded advertisers with the goal of increasing Intermix Network advertising rates. Additionally, we intend to continue investing in the marketing and sales teams of Alena and Intermix Network with a view toward expansion beyond the online market. Consequently, we expect marketing and sales costs to increase but will remain relatively consistent as a percent of sales.

Fiscal Year 2004 Compared to Fiscal Year 2003

Marketing and sales costs were $22.9 million in fiscal years 2004 and $24.1 in 2003, but were 43% of revenues for fiscal year 2004 compared to 38% of revenues for fiscal year 2003. Media space costs decreased by

$3.9 million and advertising costs decreased by $750,000 in fiscal year 2004 due to the reduction of unprofitable media buys. Salary expense increased by $1.7 million due to additional personnel in fiscal year 2004 and royalty expense increased by $1.1 million in fiscal year 2004 due to higher affiliate revenue sharing arrangements.

Product Development

Fiscal Year 2005 Compared to Fiscal Year 2004

Product development costs consist primarily of payroll and related expenses for developing and maintaining the Company’s websites, developing and maintaining key proprietary technology, and developing proprietary products and services. Product development costs increased to $8 million in fiscal year 2005 from $6 in fiscal year 2004 million, but decreased as a percent of revenue to 10% from 11% for such fiscal years. The increase was mostly attributable to $1.5 million in salaries, benefits, bonuses and recruiting fees related to an increase in information technology personnel, and an increase in outside services of $437,000. We expect the amount of product development costs in fiscal year 2006 to increase over fiscal year 2005; however, it will decrease as a percent of sales.

Fiscal Year 2004 Compared to Fiscal Year 2003

Product development costs decreased to $6 million or 11% of revenues for fiscal year 2004, from $8.3 million or 13% of revenues for fiscal year 2003. The $2.3 million decrease was a result of $2.0 million decrease in salaries and consulting services due to a reduction in development capacity in fiscal year 2004, partially offset by higher license fees and other costs.

General and Administrative

Fiscal Year 2005 Compared to Fiscal Year 2004

General and administrative expenses consist primarily of payroll and related costs for executive, finance, legal, human resources and administrative personnel, recruiting and professional fees, internet bandwidth fees, rent, depreciation and amortization and other general corporate expenses. General and administrative costs increased to $18 million, amounting to 23% of revenues for fiscal year 2005, from $16.6 million or 31% of revenues for fiscal year 2004. The increase of $1.4 million is due to: an increase in employee compensation and benefits of $1.4 million; higher software license expenses of $1.1 million due to increased ad serving fees; increase in insurance expense of $1 million due to increased product liability coverage, which is mostly driven by product segment revenues; and internet bandwidth fees increased $500,000 due to increased traffic to network properties. These increases were partly offset by; a reduction in legal costs of $1.3 million due to the hiring of additional personnel and less legal matter activity; a reduction in costs of outside services of $274,000 reflecting a reduction in temporary accounting department personnel; a decrease in investor relations expense of $262,000; a decrease in expense for depreciation equipment of $238,000 due to fixed assets under capital leases fully depreciating in the first quarter; a decrease in telecommunications expense of $226,000; a decrease in stock based compensation expense of $216,000; a decrease in business tax and license expense of $158,000; and a decrease in research and development expense of $144,000.

As a percentage of revenues, general and administrative costs decreased to 23% in fiscal year 2005 from 31% in fiscal year 2004. For fiscal year 2006, the Company anticipates that general and administrative costs will increase due primarily to costs of compliance with the Sarbanes-Oxley act of 2002.

Fiscal Year 2004 Compared to Fiscal Year 2003

General and administrative costs increased to $16.6 million, amounting to 31% of revenues for fiscal year 2004, from $12.9 million or 20% of revenues for fiscal year 2003. While salary expense decreased $967,000 in fiscal year 2004 compared to fiscal year 2003 due to reduced headcount, $1.3 million of contested-proxy costs negatively impacted fiscal year 2004, partially offset by the reversal of a $534,000 royalty accrual due to the favorable settlement of an audit and by the repayment of $200,000 of prior year executive bonuses. Depreciation of equipment increased $394,000 in fiscal year 2004 compared to fiscal year 2003 due to fixed asset additions.

As a percent of revenues, general and administrative costs increased in fiscal year 2004 from fiscal year 2003 because most general and administrative costs are relatively fixed.

Restatement Professional Fees

We incurred costs of $4.8 million of restatement professional fees in fiscal year 2004, a portion of which was reimbursed in fiscal year 2005. These costs consist of legal expenses, including litigation, regulatory and Audit Committee investigation costs, additional auditing costs and costs of retaining consultants and temporary personnel to assist in the restatement of our financial statements for the first three quarters of fiscal year 2003. These costs are expected to continue, although at a much lower rate into fiscal year 2006. Certain litigation costs are expected to be reimbursed and/or covered by our insurance carrier; however, the reimbursement will not be recorded until receipt is reasonably certain and the amount is determinable. We do not know how long the litigation and regulatory matters will continue or how much each will ultimately cost.

Amortization of Other Intangible Assets and Impairment of Goodwill and Other Intangible Assets

In fiscal years 2005, 2004 and 2003, amortization of other intangible assets was $1.3 million, $1.3 million, and $1.1 million respectively. Intangible assets with definite lives are amortized on a straight-line basis over periods ranging from three to seven years. In fiscal year 2002, certain other intangible assets were considered to have indefinite lives and were not amortized. In fiscal year 2003, we made a change from an indefinite life to a definite life of 7 years for intangible assets associated with the Intermix Network. Intangible asset amortization is expected to increase in fiscal year 2006 due to additional amortization related to the acquisition of Focalex, Inc. and the step-up in the intangible assets basis in MySpace in connection with the Redpoint investment.

In the third quarter of fiscal year 2004, the ResponseBase division’s revenues declined $7.1 million compared to the same period in the prior fiscal year. We recorded a $1.2 million impairment charge in the third quarter of fiscal year 2004, and reduced goodwill by $556,000 and other intangible assets by $644,000, due to the significant reduction in ResponseBase’s revenues. The impairment charge was computed by comparing discounted future cash flows of the ResponseBase business to the book value of the ResponseBase business. In January 2004, we merged the ResponseBase products business into our product marketing business segment and the ResponseBase advertising business into our network business segment. In fiscal year 2003, based on the discounted cash flow method, the Company recognized a $130,000 impairment of other intangible assets related to the websites PokemonVillage.com, JustPigs.com and DustCloud.com.

Non-Operating Income (Expense)

In fiscal years 2005, 2004 and 2003, we recorded $141,000, $478,000 and $590,000 respectively of net interest expense on debt obligations and capitalized lease obligations. In fiscal year 2005, we recognized a gain of $4.7 million on the sale of our SkillJam business unit and a gain of $630,000 on the extinguishment of debt. In fiscal year 2003, we recognized a $1.3 million gain on the extinguishment of debt and $452,000 of cost related to the cancellation of options to purchase 910,000 shares of the Company’s common stock. Other gains for fiscal year 2003 were $365,000, attributable to a number of smaller items.

Income Taxes

The Company recorded $178,000, $20,000 and $63,000 as provisions for state income taxes for fiscal years 2005, 2004 and 2003, respectively. Federal net operating loss carryforwards were available to offset fiscal year 2005, 2004 and 2003 regular taxable income. However, beginning in fiscal year 2005 the Company was subject to alternative minimum tax of $7,000 due to regulatory limitations on the use of net operating losses against alternative minimum taxable income. State net operating loss carryforwards were available to offset fiscal year 2005 regular taxable income. However, beginning in fiscal year 2005, the Company was subject to state alternative minimum tax of $73,000. The state net operating loss carryforwards were not available in fiscal year 2003 or 2004 due to the temporary suspension of net operating loss carryforwards by the state of California.

The Company has recorded net operating loss carryforwards since inception. The net operating loss carryforwards begin to expire in 2021. In addition, the Company is limited annually as to the utilization of its net operating losses generated prior to November 2003 due to the cumulative change in ownership of more than 50 percent of 5% or more shareholders of the company since its inception through November 18, 2003. Due to uncertainties regarding realization of the deferred tax assets, we provided a full valuation allowance on the net deferred tax assets for the Company.

MySpace, Inc., a C-corporation formed on February 11, 2005, was subject to regular federal and state tax of $63,000 and $21,000, respectively through March 31, 2005. MySpace will continue to pay taxes to the extent that it generates taxable income.

Income (Loss) from Discontinued Operations

In fiscal year 2005, we sold the assets of the SkillJam business unit and realized a $4.7 million gain on sale. This business unit had revenues of $1,503,000, $4,437,000 and $1,747,000 in fiscal year 2005, 2004 and 2003, respectively. SkillJam had costs and expenses of $1,638,000, $4,760,000 and $2,187,000 in fiscal year 2005, 2004 and 2003, respectively.

In fiscal year 2004, we sold the assets of the Body Dome fitness product line and realized a $225,000 gain on sale. This product line had $6,229,000 in revenues and $6,706,000 in costs and expenses in fiscal year 2004. Prior year operations were not significant.

For fiscal year 2003, the income from the discontinued operations was due primarily to the favorable settlement of certain liabilities related to operations discontinued in fiscal year 2001.

Minority interest

The Company realized a minority interest, net of tax allocation of a loss of $212,000 and a gain of $95,000, in the fiscal years ended March 31, 2005 and 2004, respectively. Operating income is allocated to the minority owners based on their ownership percentage, thereby reducing the Company’s net income. Likewise, operating losses are allocated to the minority owners based on their ownership percentage, which reduces the Company’s net loss. For fiscal year 2006, the minority interest allocation related to MySpace and Alena joint ventures is expected to be material to the Company. Specific to the Alena joint venture, related to the Hydroderm product line, the distribution of profits in the form of cash payments will increase due to a large share of Alena profits generated from offline product sales.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was ($1.1) million in fiscal year 2005, ($7.1) million in fiscal year 2004 and $1.1 million in fiscal year 2003. The net cash used in operating activities in fiscal year 2005 was primarily due to an increase in accounts payable, accrued expenses and deferred revenue, partially offset by gain on sale of interest in My Space, Inc., gain on sale of discontinued operations, and an increase in accounts receivable, inventory and prepaid expenses. The net cash used in operating activities in fiscal year 2004 was primarily due to the loss from operations including the costs associated with the accounting restatement, cash advances to Sharman Networks and a decrease in current liabilities, partially offset by an impairment charge and non-cash expenses. Net cash provided by operating activities for fiscal year 2003 consisted primarily of net income, non-cash expenses and an increase in current liabilities, partially offset by a non-cash gain on extinguishment of debt and an increase in current assets.

Net cash provided by (used in) investing activities was $4.9 million in fiscal year 2005, ($1.0) million in fiscal year 2004 and ($5.9) million in fiscal year 2003. Net cash provided by investing activities in fiscal year 2005 was primarily due to proceeds received from the sale of SkillJam and sale of interest in MySpace, Inc., partially offset by the purchase of computer equipment and intangibles, and the purchase of Focalex, Inc. Net cash used in investing activities in fiscal year 2004 was due to the purchase of computer equipment, partially offset by the reduction in a certificate of deposit used to secure a capital lease obligation. Net cash used in investing activities in fiscal year 2003 was primarily due to the acquisition of ResponseBase, purchases of computer equipment and intangible assets, and an increase in a certificate of deposit used to secure a capital lease obligation.

Net cash provided by financing activities was $4.2 million in fiscal year 2005, $9.8 million in fiscal year 2004 and $1.5 million in fiscal year 2003. Net cash provided by financing activities in fiscal year 2005 was primarily due to proceeds from exercise of stock options and the issuance of common stock; partially offset by the repayment of capital lease and debt obligations. Net cash provided by financing activities in the fiscal year 2004 was due to the proceeds from the $2.0 million loan and $8 million sale of preferred stock to VantagePoint and proceeds from the issuance of common stock; including a $2.4 million common stock sale in November 2003, partially offset by the repayment of capital lease and debt obligations. Net cash provided by financing activities in fiscal year 2003 was primarily due to proceeds from sale and lease back transactions and proceeds from the exercise of stock options; partially offset by the repayment of capital lease and debt obligations.

As of March 31, 2005, we had $14.2 million in cash and cash equivalents and $1.8 million in restricted cash, and $9.7 million in working capital. As of March 31, 2004, we had $6.2 million of cash and cash equivalents and $2.1 million in restricted cash, and $953,000 in working capital. The increase in total cash from March 31, 2004 to March 31, 2005 was due to the sales of common stock and exercise of stock options and warrants, the sale of SkillJam and interest in MySpace, offset by purchase of equipment, intangibles, Focalex, Inc. and by general operating activities. As of March 31, 2005, MySpace held approximately $3.7 million in cash and cash equivalents, which is included in the amount noted above.

On December 17, 2004, we sold 1 million shares of common stock and a warrant to purchase an additional 150,000 shares of common stock at $4 per share, for $4 million to entities affiliated with Redpoint Ventures.

On February 11, 2005, the Company and its wholly owned subsidiary Social Labs LLC, along with Redpoint and MSV, entered into a series of agreements and consummated a series of transactions, which established MySpace, Inc. Under the terms of the deal, both the Company and MSV, which is owned by Company employees, contributed their ownership interests in the assets of the MySpace.com business to newly formed Delaware corporation MySpace, Inc. Prior to the transaction, the ownership interests in the assets of the MySpace.com business were held 67% by Social Labs LLC and 33% by MSV. Simultaneously with the transfer of assets, MySpace sold a combination of common and preferred stock to Redpoint for a total purchase price of approximately $11.5 million, from which the Company received approximately $2.8 million in cash, a note from MySpace in the principal amount of $1.5 million, which is subject to post-closing adjustments, and a majority ownership stake in MySpace, Inc. To MSV, went approximately $3.75 million in cash, of the total purchase price of $11.5 million, as partial consideration for its contribution of assets, and after completion of the transaction MSV owns 19.9% interest while Redpoint owns a 25% interest in MySpace. Approximately 5% of the equity ownership is being held for issuance of stock options. Upon completion of the transaction, the $5 million in net financing proceeds was deposited into a MySpace bank account. MSV, in connection with the December 2004 Redpoint financing and execution of the non-binding term sheet, agreed to invest $300,000 in the Company in exchange for 75,000 shares of Company common stock and a five-year warrant to purchase 11,250 shares of Company common stock at $4 per share. The sale of stock to MSV was conditioned on, among other things, the completion of the MySpace transactions. As a result of the transaction, the Company has recorded a gain on sale of its equity interest in the amount of $6.279 million and MySpace, Inc. is a partially owned subsidiary, which is consolidated for financial reporting purposes.

On June 17, 2005, MySpace entered into an Equipment Loan and Security Agreement with entities affiliated with Pinnacle Ventures and ORIX Venture Finance LLC (the “Lenders”) providing for MySpace to borrow up to

$6 million in term loans over the next 12 months to finance the purchase of eligible equipment and related soft costs as defined in the agreement. Advances will bear interest at a fixed rate equal to the prime rate plus 2.5% (8% for the first advance) and will be repaid on an interest-only basis for the first 12 months following the date of the advance and fully amortized over a 24-month period thereafter. Loans are secured by a first-priority lien on the financed equipment. The agreement does not contain any financial covenants by MySpace or any guaranty by the Company; however, Intermix was required to subordinate its outstanding $1.5 million loan to MySpace to any indebtedness incurred by MySpace in favor of the Lenders. In connection with this transaction, MySpace issued to the Lenders for nominal consideration warrants to purchase 41,958 shares of Series A Preferred Stock in MySpace. The warrants are exercisable for a period of ten years from the date of issuance. We have enough cash and available borrowing capacity to fund our business for at least the next 12 months, and with the availability of this equipment loan, funds available to invest in the MySpace computer hardware and software requirements.

At March 31, 2005, the Company had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party, or unconsolidated entities.

Contractual Obligations

We lease facilities and equipment under various capital and operating lease agreements expiring at various dates through March 2008.

Our material contractual obligations at March 31, 2005 are as follow (in thousands):

	Total Amounts Committed	March 31, 2006	March 31, 2007	Thereafter
Contractual Obligations
Capital lease obligations	$35	$24	$6	$5
Operating lease obligations	3,662	1,732	1,135	795

Total contractual obligations	$3,697	$1,756	$1,141	$800

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents. In prior years, we were also exposed to interest rate fluctuations related to variable interest debt, but as of March 31, 2005, the Company carried no balances of such debt. The Company invests its cash balances in high quality overnight investments that bear minor exposure to interest rate fluctuations. Based on the investment interest rate, a hypothetical 1% decrease in interest rates would nearly eliminate interest income on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

Item 8.    Financial Statements and Supplementary Data

Financial statements required pursuant to this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in Note 14—Unaudited Quarterly Results of Operations of Notes to Consolidated Financial Statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Overview

On August 22, 2003, the Company restated previously reported quarterly financial results for the first three quarters of fiscal year 2003, because of accounting errors it had previously identified in the Company’s financial statements. As a result of the discovery of the accounting errors, management initiated an internal review of its accounting records and its accounting policies and procedures. In an effort to identify the extent of the accounting errors, and to identify any deficiencies in the Company’s system of controls, management significantly expanded the accounting and finance staff and retained an outside accounting firm to assist in the process. In addition, the Company’s Board of Directors directed the Audit Committee to explore the facts and circumstances giving rise to the restatement as well as to evaluate the Company’s accounting practices, policies and procedures. To assist with the Audit Committee review, the Audit Committee engaged the law firm of Foley & Lardner.

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

In response to the matters identified by management’s and the Audit Committee’s reviews, the Company implemented a number of remedial and other actions designed to improve its accounting and financial reporting procedures and controls. Actions designed to broadly strengthen the functioning and oversight of the accounting function has included:

•	a significant expansion of the resources of the accounting department, nearly doubling the staff size and replacing all accounting personnel with individuals of greater experience;

•	the replacement of the leadership of the department with a new controller who has experience with the challenges of system and business scaling;

•	the appointment of Lawrence Moreau, a Certified Public Accountant, to the Company’s Board of Directors and to serve as the Audit Committee Chair; and

•	the appointment of Thomas Flahie, our Chief Financial Officer, to fill the vacancy resulting from the departure of Joseph Varraveto, who resigned effective August 19, 2003. Thomas Flahie resigned from his position of CFO on January 13, 2005 and was replaced by our new CFO, Lisa Terrill, who joined us as of April 18, 2005.

The Company also implemented or strengthened specific internal controls, including:

•	the segregation of accounting duties;

•	the reconciliation of all material balance sheet accounts;

•	reorganizing and upgrading its accounting systems and processes, and the storage of backup data;

•	enhanced levels of authorization for transactions;

•	limiting access to various accounting modules;

•	improving the processing of transactional documentation;

•	augmenting cash management controls;

•	enhancing inventory controls;

•	redesigning the sales order process; and

•	creation of a process for documenting accounting policies and procedures at the time of implementation.

Finally, the Company has implemented a more integrated financial reporting system, which is more appropriate to the size and complexity of the Company’s current business operations.

The Company has adopted supplemental control measures to ensure that the financial statements and other financial information included in the reports it files with the SEC fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented.

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

Based in part on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files with the SEC was recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

PART III

Item 10.    Directors and Officers of the Registrant

Information with respect to directors may be found under the caption “Nominees for Election of Directors” in our Proxy Statement. This information is incorporated herein by reference. Information with respect to officers may be found under the caption “Executive Compensation” in our Proxy Statement. This information is incorporated herein by reference.

Audit Committee

Information on Audit Committee may be found under the caption “Independence of Directors and Audit Committee Financial Experts” in our Proxy Statement. This information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics

We have adopted the Intermix Finance Code of Professional Conduct (the “code of conduct”). This code of conduct applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and accounting department management. The code of conduct is available on our website at http://www.intermix.com/about_investor_governance_financecode.cfm. If we make any substantive changes to our code of conduct, or if we grant any substantive waiver to compliance with the code of conduct, we will disclose the nature of the amendment or waiver on our website and in a report on Form 8-K.

Item 11.    Executive Compensation

Information in the Proxy Statement under the captions “Executive Compensation” and “Director Compensation in Fiscal Year 2005” is incorporated herein by reference.

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

(b)	Reports on Form 8-K

We filed five reports on Form 8-K during the quarter ended March 31, 2005. The first report, dated January 7, 2005 was filed under Items 1.01 and 5.02 and reported the resignation of the Company’s former chief financial officer, the related Transitional Services Agreement and the naming of the Company’s then Vice President and Corporate Controller as the interim principal financial officer. The second report, dated February 7, 2005, was filed under Item 2.02 and related to the Company’s press release announcing it financial results for the quarter ended December 31, 2004. The third report, dated February 9, 2005, was filed under Item 5.02 and related to the appointment of a new member of the board of directors and the naming of a new non-executive chairman of the board of directors. The fourth report, dated February 11, 2005, was filed under Items 1.01 and 8.01 and related to certain transactions in connection with the investment in MySpace, Inc. by Redpoint Ventures, including the press release announcing such transactions. The fifth report, dated March 18, 2005, was filed under Items 1.01 and 5.02 and related to the appointment of a new Chief Financial Officer of the Company.

(c)	Exhibits

Exhibit Number		Exhibit Title/Description
10.01	—	Asset Purchase Agreement, dated as of July 1, 2004, between Intermix Media, Inc. and Supernation, LLC (1)
10.02	—	Agreement and Plan of Merger, dated October 7, 2004, among Intermix Media, Inc., FL Acquisition Corp., Focalex, Inc., Jonathan A. Lieberman and Seth W. Lieberman (2)
10.03	—	Voting rights agreement with affiliates of VantagePoint Venture Partners, dated October 14, 2004 (3)
10.04	—	Letter dated November 5, 2004, regarding agreement in principle between Intermix Media, Inc. and lead plaintiff in Sands v. eUniverse, Inc. securities class action (4)
10.05	—	Asset Acquisition Agreement, dated as of December 17, 2003, between Intermix Media, Inc. and MySpace Ventures LLC (5)
10.06	—	Employment Agreement between Intermix Media, Inc. and Sherman Atkinson, dated December 3, 2004 (6)
10.07	—	Common Stock Purchase Agreement, dated December 7, 2004, among Intermix Media, Inc. and entities affiliated with Redpoint Ventures (7)
10.08	—	Amendment No. 1 to Common Stock Purchase Agreement, dated December 17, 2004, among Intermix Media, Inc. and entities affiliated with Redpoint Ventures (8)
10.09	—	Investor Rights Agreement, dated December 17, 2004, among Intermix Media, Inc. and entities affiliated with Redpoint Ventures (8)
10.10	—	Transitional Employment Agreement between Intermix Media, Inc. and Thomas Flahie, dated January 12, 2005 (9)

Exhibit Number		Exhibit Title/Description
10.11	—	Sublease dated January 12, 2005, between Rubin Postaer and Associates and Intermix Media, Inc. (10)
10.12	—	Lease dated February 2, 2005, between Richard E. Solomon and Intermix Media, Inc. (10)
10.13	—	Contribution Agreement dated February 11, 2005 among MySpace, Inc., Intermix Media, Inc., Social Labs, LLC, and MySpace Ventures, LLC (11)
10.14	—	Stockholders Agreement dated February 11, 2005 among MySpace, Inc., Intermix Media, Inc., MySpace Ventures, LLC, and entities affiliated with Redpoint Ventures (11)
10.15	—	Series A Preferred and Common Stock Purchase Agreement dated February 11, 2005 among MySpace, Inc. and entities affiliated with Redpoint Ventures (11)
10.16	—	Registration Rights Agreement dated February 11, 2005 among MySpace, Inc., Intermix Media, Inc., MySpace Ventures, LLC, and entities affiliated with Redpoint Ventures (11)
10.17	—	Certificate of Incorporation of MySpace, Inc. (11)
10.18	—	Promissory Note dated February 11, 2005, made by MySpace, Inc. in favor of Intermix Media, Inc. (11)
10.19	—	Employment Agreement between Intermix Media, Inc. and Lisa Terrill, dated March 17, 2005 (12)
10.20	—	First Amendment to Sublease dated April 1, 2005, between Rubin Postaer and Associates and MySpace, Inc.*
10.21	—	MySpace, Inc. 2005 Equity Incentive Plan*
10.22	—	Amendment No. 1 to MySpace, Inc. 2005 Equity Incentive Plan*
10.23	—	Amendment No. 2 to MySpace, Inc. 2005 Equity Incentive Plan*
23.01	—	Consent of Moss Adams LLP*
31.01	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	—	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Form 8-K filed on July 16, 2004
(2)	Incorporated by reference to the Form 8-K filed on October 13, 2004
(3)	Incorporated by reference to the Form 8-K filed on October 19, 2004
(4)	Incorporated by reference to the Form 8-K filed on November 10, 2004
(5)	Incorporated by reference to the Form 10-Q filed on November 12, 2004
(6)	Incorporated by reference to the Form 8-K filed on December 9, 2004
(7)	Incorporated by reference to the Form 8-K filed on December 10, 2004
(8)	Incorporated by reference to the Form 8-K filed on December 22, 2004
(9)	Incorporated by reference to the Form 8-K filed on January 19, 2005
(10)	Incorporated by reference to the Form 10-Q filed on February 14, 2005
(11)	Incorporated by reference to the Form 8-K filed on February 17, 2005
(12)	Incorporated by reference to the Form 8-K filed on March 24, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2005.

Intermix Media, Inc.

By:	/s/ LISA TERRILL
Lisa Terrill Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report Form 10-K has been signed on June 28, 2005 by the following persons on behalf of the Registrant in the capacities indicated.

By:	/s/ RICHARD M. ROSENBLATT
Richard M. Rosenblatt Chief Executive Officer (Principal Executive Officer)

By:	/s/ LISA TERRILL Lisa Terrill Chief Financial Officer (Principal Financial Officer)

By:	/s/ BRETT C. BREWER
Brett C. Brewer President and Director

By:	/s/ DANIEL L. MOSHER
Daniel L. Mosher Director

By:	/s/ LAWRENCE R. MOREAU
Lawrence R. Moreau Director

By:	/s/ DAVID S. CARLICK
David S. Carlick Chairman of the Board of Directors

By:	/s/ ANDREW T. SHEEHAN
Andrew T. Sheehan Director

By:	/s/ JAMES R. QUANDT
James R. Quandt Director

By:	/s/ WILLIAM WOODWARD
William Woodward Director

Intermix Media, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Intermix Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Intermix Media, Inc. as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermix Media, Inc. as of March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the three year period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/  Moss Adams LLP

Los Angeles, California

June 23, 2005

Intermix Media, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value data)

	March 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$14,153	$6,245
Restricted cash	1,798	2,116
Accounts receivable, net	9,554	3,901
Inventories, net	2,742	1,168
Net assets of SkillJam held for sale	—	102
Prepaid expenses and other assets	4,113	3,136

Total current assets	32,360	16,668
Property and equipment, net	6,514	2,454
Goodwill	21,168	14,882
Other intangible assets, net	5,465	2,520
Deposits and other assets	1,089	974

Total assets	$66,596	$37,498

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,912	$5,793
Accrued expenses	5,169	3,317
Deferred revenue	2,931	892
Income taxes payable	201	—
Current portion of debt obligations	1,875	5,224
Current portion of capitalized lease obligations	24	489

Total current liabilities	17,112	15,715
Long-term debt obligations, less current portion	4,725	—
Capitalized lease obligations, less current portion	9	33
Other long-term liabilities	85	—
Minority Interest	5,545	—

Total liabilities	27,476	15,748

Stockholders’ equity:
Preferred stock, $0.10 par value; 40,000 shares authorized; 7,077 and 7,627 shares issued and outstanding, respectively	750	763
Common stock, $0.001 par value; 250,000 shares authorized; 34,592 and 28,819 shares issued and outstanding, respectively	34	29
Additional paid-in capital	95,564	82,178
Accumulated deficit	(57,228)	(61,220)

Total stockholders’ equity	39,120	21,750

Total liabilities and stockholders’ equity	$66,596	$37,498

See Notes to Consolidated Financial Statements

Intermix Media, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended March 31,
	2005	2004	2003
Revenues	$78,984	$52,881	$63,995
Cost of revenues	16,396	12,330	17,163

Gross profit	62,588	40,551	46,832

Operating expenses:
Marketing and sales	35,074	22,909	24,138
Product development	8,010	5,962	8,342
General and administrative	18,040	16,611	12,881
NY AG settlement	6,884	—	—
Restatement professional fees	(281)	4,771	—
Amortization of other intangible assets	1,258	1,259	1,109
Impairment of goodwill and other intangible assets	—	1,200	130

Total operating expenses	68,985	52,712	46,600

Operating income (loss)	(6,397)	(12,161)	232
Interest expense, net	(141)	(478)	(590)
Cancellation of stock options	—	—	(452)
Gain on sale of interest in MySpace, Inc.	6,279	—	—
Gain on debt extinguished	630	—	1,266
Other gains	—	—	365

Income (loss) from continuing operations before income taxes	371	(12,639)	821
Income taxes	(178)	(20)	(63)

Income (loss) from continuing operations	193	(12,659)	758
Loss from discontinued operations, net	(170)	(575)	(205)
Gain on sale of SkillJam, net of taxes (discontinued operation)	4,708	—	—
Minority interest, net of taxes	(212)	95	—

Net income (loss)	4,519	(13,139)	553
Preferred stock dividends and liquidation preference	(517)	(329)	(77)
Income allocated to preferred stockholders	(949)	—	—

Income (loss) to common stockholders	$3,053	$(13,468)	$476

Income (loss) per common share:
Continuing operations	$(0.01)	$(0.47)	$0.01
Discontinued operations	0.12	(0.02)	0.01
Minority interest	(0.01)	—	—

Basic income (loss) per common share	$0.10	$(0.49)	$0.02

Diluted income (loss) per common share	$0.10	$(0.49)	$0.02

Basic weighted average common shares	30,138	27,335	24,474
Diluted weighted average common shares	30,138	27,335	31,182

See Notes to Consolidated Financial Statements

Intermix Media, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2002	2,873	$288	23,511	$23	$68,730	$(48,365)	$20,676
Exercise of stock options	—	—	699	1	1,692	—	1,693
Employee stock purchase plan	—	—	5	—	63	—	63
Redemption of warrants	—	—	1,130	1	—	—	1
Conversion of preferred to common stock	(593)	(59)	710	1	58	—	—
Conversion of note payable	—	—	216	—	450	—	450
Net income	—	—	—	—	—	553	553

Balance as of March 31, 2003	2,280	$229	26,271	$26	$70,993	$(47,812)	$23,436

Exercise of stock options	—	—	73	—	149	—	149
Employee stock purchase plan	—	—	9	—	47	—	47
Redemption of warrants	—	—	142	—	—	—	—
Conversion of preferred to common stock	(163)	(17)	207	—	17	—	—
Repay officer bonuses	—	—	(26)	—	(60)	(4)	(64)
Issuance of preferred stock to VantagePoint	5,333	533	—	—	7,153	—	7,686
Preferred stock dividends	177	18	—	—	247	(265)	—
Issuance of common stock	—	—	2,143	3	3,397	—	3,400
Stock option and warrant compensation	—	—	—	—	235	—	235
Net loss	—	—	—	—	—	(13,139)	(13,139)

Balance as of March 31, 2004	7,627	$763	28,819	$29	$82,178	$(61,220)	$21,750

Exercise of stock options	—	—	1,058	1	2,767	—	2,768
Redemption of warrants	—	—	167	—	109	—	109
Conversion of preferred to common stock	(2,100)	(210)	2,100	2	208	—	—
Conversion of debt to preferred stock	1,250	125	—	—	2,375	—	2,500
Preferred stock dividends	300	30	—	—	455	(485)	—
Preferred stock accretion	—	42	—	—	—	(42)	—
Issuance of common stock	—	—	2,448	2	7,452	—	7,454
Stock option and warrant compensation	—	—	—	—	20	—	20
Net income	—	—	—	—	—	4,519	4,519

Balance as of March 31, 2005	7,077	$750	34,592	$34	$95,564	$(57,228)	$39,120

See Notes to Consolidated Financial Statements

Intermix Media, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years ended March 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$4,519	$(13,139)	$553
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of interest in MySpace, Inc.	(6,279)	—	—
NY AG Settlement	6,884	—	—
Depreciation of furniture and equipment	1,499	1,734	1,344
Amortization of other intangible assets	1,258	1,259	1,109
Impairment of goodwill and other intangible assets	—	1,200	130
Non-cash income from discontinued operations	—	—	(235)
Gain on debt extinguished	(630)	—	(1,266)
Gain on sale of discontinued operation	(4,708)	—	—
Other non-cash charges	88	242	104
Deposits and other	114	475	(1,470)
Provision for doubtful accounts	(241)	1,131	953
Stock and warrants granted to consultants and affiliates	—	235	620
Changes in other current assets	(6,392)	(167)	(4,546)
Changes in current liabilities	2,772	(123)	3,704
Other	—	—	59

Net cash provided by (used in) operating activities	(1,116)	(7,153)	1,059

Investing activities:
Purchases of furniture and equipment	(5,469)	(901)	(2,280)
Purchases of intangible assets	(606)	(50)	(911)
Acquisitions, net of cash acquired	(2,500)	(87)	(2,733)
Proceeds from sale of SkillJam	5,651	—	—
Proceeds from sale of interest in MySpace, Inc.	7,774	—	—

Net cash provided by (used in) investing activities	4,850	(1,038)	(5,924)

Financing activities:
Proceeds from capitalized lease obligations	—	—	1,283
Repayment of capitalized lease obligations	(489)	(1,330)	(882)
Proceeds from debt obligations	—	2,000	—
Repayment of debt obligations	(2,204)	(1,140)	(845)
Financing costs	—	—	207
Proceeds from issuance of preferred stock	—	7,686	—
Proceeds from issuance of common stock	3,969	2,408	—
Proceeds from exercise of stock options and warrants	2,898	149	1,757

Net cash provided by financing activities	4,174	9,773	1,520

Change in cash and cash equivalents	7,908	1,582	(3,345)
Cash and cash equivalents, beginning of period	6,245	4,663	8,008

Cash and cash equivalents, end of period	$14,153	$6,245	$4,663

Supplemental cash flow information:
Cash paid for interest	$85	$332	$430
Cash paid for income taxes	220	94	22
Issuance of common stock from the Superdudes acquisition	1,798	—	—
Conversion of note into Series C-1 preferred stock	2,500	—	—
Equipment acquired under capital leases	—	135	1,023
Common stock issued to Sharman Networks	—	975	—
Preferred stock dividends and liquidation preference	517	329	77
Common stock issued on conversion of note	—	—	450
Reduction of purchase price of acquired asset and related liability	—	—	200

See Notes to Consolidated Financial Statements

Intermix Media, Inc.

Notes to Consolidated Financial Statements

Note 1.    The Company and Basis of Presentation

Intermix Media, Inc., a Delaware Corporation, is an Internet marketing company with a unique combination of popular and synergistic online entertainment, results driven Internet marketing and e-commerce businesses and assets. We utilize proprietary technologies, compelling content, unique community features, analytical marketing and specialized e-commerce tools to generate predominantly advertising, subscription and e-commerce revenues. We group the Company’s businesses into two business segments; the product marketing segment and the network segment. The Company conducts operations from facilities located in Los Angeles, California, Mount Vernon, Washington and Newton, Massachusetts.

The financial statements include the accounts of Intermix Media, Inc. and its majority-owned subsidiaries. Inter-company transactions and balances have been eliminated. The Company has included the results of operations of acquired entities from the date of acquisition.

Note 2.    Accounting Restatement

On August 22, 2003, the Company restated previously reported quarterly financial results for the first three quarters of fiscal year 2003, because of accounting errors it had identified in the Company’s financial statements. As a result of the discovery of the accounting errors, management and the Audit Committee conducted an internal review of the Company’s accounting records, and its accounting policies and procedures, to determine the cause and persons responsible for the accounting restatement. Changes in personnel, personnel supervision, systems and accounting procedures were implemented in response to the management and Audit Committee reviews.

On May 6, 2003, NASDAQ halted trading of the Company’s common stock. On June 13, 2003, the Company received a NASDAQ Staff Determination stating that our common stock was subject to delisting from The NASDAQ SmallCap Market due to the NASDAQ Staff’s inability to assess the Company’s current financial position and the Company’s ability to sustain compliance with NASDAQ’s continued listing requirements. The Company appealed the NASDAQ Staff’s determination to delist the Company’s securities to a Panel. The Panel decided to delist the Company’s securities from The NASDAQ SmallCap Market on September 2, 2003. On October 18, 2004, the American Stock Exchange approved the Company’s application for initial listing of our common stock on the American Stock Exchange. Trading in our common stock commenced October 29, 2004, under the symbol MIX.

Note 3.    Accounting Policies

Use of estimates and assumptions

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Examples of significant estimates used in preparing the accompanying financial statements include, but are not limited to: the carrying value of long-lived assets; valuation of assets acquired and liabilities assumed in business combinations; useful lives of intangible assets and property and equipment; revenue recognition; and the valuation allowances for receivables, inventories, sales returns, deferred income tax assets, and the value of stock options issued at the subsidiary level for the purpose of determining stock-based compensation. Actual results and outcomes may materially differ from management’s estimates and assumptions.

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Business combinations

Business combinations are accounted for by the purchase method of accounting. Under the purchase method, the purchase price is allocated to the underlying net assets of the business acquired based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is assigned greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas in particular that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are number of different methods used in estimating the value of acquired intangibles, the two primarily approaches used are the discounted cash flow method and market comparison method. Some of the more significant estimates and assumptions inherent in the two approaches include projected future cash flows (including timing), discount rate reflecting the risk inherent in the future cash flows, perpetual growth rate, determination of appropriate market comparables, and the determination of whether a premium or a discount should be applied to comparables.

Cash and cash equivalents

The Company considers all highly liquid investments with remaining maturities of three months or less when acquired to be cash equivalents. The Company holds its cash in what it believes to be credit-worthy financial institutions, however cash balances exceed Federal Deposit Insurance Company (FDIC) insured levels. The Company has not experienced any losses in such accounts.

Restricted cash and deposits

At March 31, 2005 and 2004, the Company had $1,798,000 and $2,116,000, respectively, of funds held by banks as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. These amounts are reflected as restricted cash, and fluctuate based on a percentage of dollar volume processed by the merchant bank, during the trailing six month period. Also included in the restricted cash balance at March 31, 2005, there is an escrow account containing $1 million related to the deferred gain attributed to the sale of SkillJam assets in July 2004, which may be realizable in July 2005. In addition, the Company has $640,000 and $1,051,000 in certificates of deposit at March 31, 2005 and 2004, respectively, which collateralize operating and capital lease obligations. Included in restricted cash at March 31, 2004, was $417,000 of the certificates of deposit held by the Company, and the remaining certificates of deposit balances at March 31, 2005 and 2004 are classified as long-term deposits.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the customers and the Company’s credit evaluation process. Typically, the Company has not required customers to provide collateral for such obligations.

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company provides an allowance for doubtful accounts receivable by applying a partial reserve of 50% for all accounts receivable outstanding over 60 days, and a 75% reserve for accounts receivable outstanding over 90 days, based upon historical experience. In addition, there is a specific reserve for accounts with a high likelihood of becoming uncollectible. Activity in the allowance for doubtful accounts is as follows (in thousands):

Fiscal year	Balance at beginning of year	Charged to marketing and sales expense	Deductions	Balance at end of year
2005	$710	$(148)	$21	$583
2004	1,179	1,131	(1,600)	710
2003	452	953	(226)	1,179

Prepaid expenses

Prepaid expenses are stated at the acquisition cost less amortization for services rendered as of the balance sheet date. The remaining balance is expensed in future periods, not to exceed 12 months from the balance sheet date.

In November 2003, a newly formed Company subsidiary signed application download and content distribution agreements with Sharman Networks, Ltd. As part of the agreements, the subsidiary provided non-refundable cash advances to Sharman Networks at various dates and additional monthly cash advances for the one year term of the agreement, which were recoupable against a sharing of revenues. The Company also agreed to issue Sharman Networks 500,000 shares of Company common stock. Sharman Networks agreed to bundle two of the Company’s applications with other applications that are downloaded from the Internet with the Kazaa Media Desktop. The Company guaranteed the obligations of the subsidiary. In the fourth quarter of fiscal year 2004, we concluded that the cash advance under the content distribution agreement would not be recouped against a sharing of the revenues and we expensed $475,000 of the cash advance in fiscal year 2004. The remaining cash advances and value of the common stock were fully amortized in fiscal year 2005. The common stock issued to the third party was valued at the closing market value on the date issued. The initial term under the principal agreements with Sharman Networks expired in accordance with their terms in November 2004 and the Company chose not to seek to renew the agreements.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. As of March 31, 2005 and 2004, inventories consisted of finished goods. Included in the Company’s inventory balance is approximately $133,000 in consigned inventory located at third-party distributor facilities. The Company periodically reviews the on hand inventory for excess and obsolete finished goods. Excess inventory is considered an on hand quantity that exceeds forecasted quantities to be sold within the following twelve months or after the expiration date. Obsolete inventory is determined by a review of products that cannot be profitably marketed at current industry advertising rates. Activity in the reserve for excess and obsolete inventory is as follows (in thousands):

Fiscal year	Balance at beginning of year	Charged to cost of revenues	Deductions	Balance at end of year
2005	$821	$69	$(392)	$498
2004	362	459	—	821
2003	—	362	—	362

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property and equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets or terms of the related capital lease agreements. Computers and equipment and purchased software are depreciated over five years. Depreciation of the assets is based on the in-service date, and maintenance and repairs are charged to expense as incurred.

Goodwill and other intangible assets

The Company records goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired and it is not amortized. Other intangible assets with definite lives are amortized on a straight-line basis over periods ranging from three to seven years. In fiscal year 2002, certain other intangible assets were considered to have indefinite lives and were not amortized; however, in fiscal year 2003, the Company began amortizing the other intangible assets that had been previously classified as having indefinite lives.

We assessed the potential impairment of goodwill and other intangible assets with indefinite lives in our fourth quarter, or whenever events or circumstances suggest that the carrying amount may not be recoverable. We assess the potential impairment of intangible assets with definite lives whenever events or circumstances suggest that the carrying amount may not be recoverable. If the carrying value exceeds fair value, an impairment loss is recognized for the excess. Fair value is determined based on the estimated future cash inflows on a discounted basis attributable to the asset less estimated future cash outflows on a discounted basis. The assessment of the potential impairment of goodwill and other intangible assets requires significant judgment and estimates. No impairment of goodwill and other intangible assets with indefinite lives was recorded in the current fiscal year.

Accrued expenses

Included in accrued expenses are $1,441,000 of accrued compensation at March 31, 2005 and $797,000 at March 31, 2004. In addition, included in accrued expenses are estimated reserves for sales returns. The Company determines its estimated sales returns based on the Company’s experience of the amount of sales actually returned for a refund, as defined in the return policy. Activity in the estimated reserves for sales returns is as follows (in thousands):

Fiscal year	Balance at beginning of year	Charged to revenues	Deductions	Balance at end of year
2005	$904	$9,570	$(9,785)	$689
2004	666	7,994	(7,756)	904
2003	240	6,093	(5,667)	666

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

Revenues

Product marketing revenue is generated primarily through the sale of products to customers over the Internet reduced by sales returns to arrive at net sales. Sales to customers are primarily on a continuity basis, in which

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

customers agree to accept regularly scheduled shipments of selected products, as well as through individual orders of products. Under the Company’s product continuity program, customers receive an initial shipment of the product they select on a risk-free trial basis. Revenue related to this initial shipment is deferred, and it accounts for the majority of total deferred revenues. If the customer returns the product within the risk-free period, the customer will receive no further shipments and the deferred revenue is reversed. If the risk-free trial period expires without action by the customer, the customer is considered to have accepted the product. Upon expiration of the trial period, the customer’s credit card is charged for the initial shipment; the deferred revenue related to the initial shipment of product is recognized. Revenue related to individual orders of products by customers is recognized upon shipment. Fulfillment of product orders is handled both internally and through third-parties, and in all cases we take title to the goods prior to shipment. In addition, consigned inventory, held at third-party distribution facilities, is recorded in revenue upon the sale to the distributor’s customer. Shipping and handling fees charged to customers are included in revenues, and shipping and handling costs are included in cost of revenues.

The Company recognizes advertising revenue upon fulfillment and delivery of customer advertising. The Company generates advertising revenues based on delivered quantities of advertising, action by the recipient of the advertising message, or upon revenue generation by the Company’s customer. Revenues are recorded when delivery has occurred, the sales price is determinable and collection is probable. Third-party distribution fees are included in marketing and sales expense in the month the related advertising is earned.

Subscription and non-refundable membership revenues are recognized ratably over the period that services are provided. Deferred revenue attributed to subscription and non-refundable membership revenues account for small portion of total deferred revenues, and consists primarily of subscription revenues billed in advance of the term of service. Upon commencement of the subscription or membership, we record deferred revenue for the fee charged. The deferred revenue is then recognized ratably over the period of the arrangement.

We occasionally enter into barter or non-cash advertising transactions where we exchange advertising on our websites for similarly valued online advertising or other services. We typically use barter transactions to test prospective media and advertising purchases or sales campaigns with the anticipation of additional advertising business. Barter transactions are recorded at the lower of the estimated fair value of advertising received or the estimated fair value of the advertising given, with the difference recorded as an advance or prepaid expense. Barter advertising expense is recorded in cost of revenues. During fiscal year 2003, the Company recorded $888,000 of bartered advertising revenue. There was no bartered advertising revenue in fiscal years 2005 and 2004.

Stock-based compensation

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic value-based method of accounting. Compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price, if any. Compensation expense is recognized immediately if vesting is at issuance or ratably over the vesting period if the options vest over time. Common stock issued to vendors is valued at the closing market price on the date of issuance and other equity instruments granted to consultants and vendors are valued using the Black-Scholes option-pricing model.

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure”. The following table illustrates the effect on income (loss) to common stockholders and income (loss) per share to common

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

stockholders had the Company applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation (in thousands, except per share data):

	Years ended March 31,
	2005	2004	2003
Income (loss) to common stockholders:
As reported	$3,053	$(13,468)	$476
Add stock-based compensation expense in net income to common stockholders	—	102	—
Less stock-based compensation expense determined by the fair value method	(2,056)	(3,288)	(4,092)
Add expense allocated to preferred stockholders	432	—	—

Pro forma income (loss) to common stockholders	$1,429	$(16,654)	$(3,616)

Income (loss) per share to common stockholders:
Basic—as reported	$0.10	$(0.49)	$0.02
Basic—pro forma	$0.05	$(0.61)	$(0.15)
Diluted—as reported	$0.10	$(0.49)	$0.02
Diluted—pro forma	$0.05	$(0.61)	$(0.15)

The Company’s fiscal years 2005, 2004 and 2003 fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected volatility	86%-134%	125%	86%
Risk-free interest rate	2.33%-5.72%	2.33%-2.88%	3.86%
Expected lives	5-6 years	5-6 years	5 years
Dividend rate	—	—	—

Advertising costs

Advertising costs, except for costs associated with direct-response advertising, are charged to marketing and sales expense when incurred. Included in marketing and sales expense for fiscal years 2005, 2004 and 2003 were $20,924,000, $10,927,000 and $16,229,000 of advertising and media space costs, respectively. The costs of direct-response advertising are capitalized and amortized to cost of revenues over the period future benefits are expected to be received. The Company capitalized $179,000 of direct-response advertising in fiscal year 2003 related to infomercial production costs. Included in discontinued operations for fiscal year 2004 is $2,584,000 of direct response advertising costs. Direct-response advertising costs amortized to cost of revenues in fiscal year 2005 and 2004 were $125,000 and $137,000, respectively. There were no capitalized direct-response advertising costs at the end of fiscal year 2005, and $54,000 was capitalized at the end of fiscal year 2004 related to infomercial production costs.

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

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Discontinued operations

In July 2004, we sold the assets of our SkillJam business unit and realized a $4.7 million gain on the sale. We reclassified the revenues and expenses of this business unit to discontinued operations. SkillJam had revenues of $1,503,000, $4,437,000 and $1,747,000 in fiscal years 2005, 2004 and 2003, respectively. SkillJam had costs and expenses of $1,638,000, $4,760,000 and $2,187,000 in fiscal years 2005, 2004 and 2003, respectively.

The SkillJam sale proceeds were $8 million and we realized a $4,647,000 gain on sale of assets, net of $129,000 of income taxes. We paid off a related $1.2 million acquisition earn out obligation to a company owned by two SkillJam employees. A one year, $1 million escrow was established for certain indemnification obligations and we will record up to an additional $1 million gain on sale depending on the resolution of the indemnification obligations. In addition, we will receive a percentage of the net revenue from the sale of the SkillJam technology to the buyer’s European customers over five years. As of March 31, 2005, we have not received any payout of a percentage of European-based net revenues from the buyer. We have agreed to indemnify CES Software for certain contingent obligations up to the amount of the sale proceeds. We believe this contingency to be remote.

In February 2004, we sold the assets of the Body Dome fitness business unit and realized a $225,000 gain on sale. This business unit had $6,229,000 in revenues and $6,706,000 in costs and expenses in fiscal year 2004, including $13,000 of state income tax expense. Prior year operations were not significant.

In October 2000, the Company sold the assets of the discontinued music and movie retail products business and related e-commerce sites. The assets were sold to CLBL, Inc. a corporation owned by a significant Company stockholder. The income from discontinued operations in fiscal years 2003 consisted of the reversal of costs accrued in fiscal year 2001.

Minority interest

Minority interest for fiscal year 2005 represents minority ownership in MySpace, Inc. and product marketing arrangements with Alena as joint ventures with the supplier, inventor, or originator of certain products.

Income per share

Basic income per share is computed as net income (loss) less accretion of the Series A preferred stock, stock dividends on Series C preferred stock, and income allocated to preferred stockholders divided by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted income per share does not assume the conversion or exercise of securities that would have an anti-dilutive effect. For fiscal year 2005, there were 9,134,000 stock options and 180,000 stock purchase warrants that were excluded from the computation of income per share because their effect is anti-dilutive. For fiscal year 2004, options to purchase 5,724,000 shares of common stock, 4,444,000 shares of preferred stock and warrants to purchase 146,000 shares of common stock were excluded from the computation of diluted income per share because their effect is anti-dilutive. For fiscal year 2003, options to purchase 1,505,000 shares of common stock and warrants to purchase 20,000 shares of common stock were excluded from the computation of diluted income per share because their effect is anti-dilutive.

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

The computation of basic and diluted income (loss) per common share for income from continuing operations is as follows (in thousands):

	Years ended March 31,
	2005	2004	2003
Income (loss) from continuing operations	$193	$(12,659)	$758
Preferred stock dividends and liquidation preference	(517)	(329)	(77)
Income allocated to preferred stockholders	(41)	—	—

Income (loss) available to common stockholders—basic	(365)	(12,988)	681
Preferred stock dividends and liquidation preference	—	—	77
Interest expense on convertible debt, net of income taxes	—	—	11
Income (loss) from discontinued operations	(170)	(575)	(205)
Gain on sale of discontinued operation	4,708	—	__
Minority interest	(212)	95	—
Income allocated to preferred stockholders	(908)	—	—

Income (loss) available to common stockholders—diluted	$3,053	$(13,468)	$564

Basic weighted average common shares	30,138	27,335	24,474
Conversion of convertible preferred stock	—	—	2,614
Conversion of convertible debt	—	—	98
Exercise of stock options	—	—	3,065
Exercise of stock purchase warrants	—	—	931

Diluted weighted average common shares	30,138	27,335	31,182

Income (loss) per common share:
Continuing operations	$(0.01)	$(0.47)	$0.01
Discontinued operations	(0.01)	(0.02)	0.01
Gain on sale of discontinued operation	0.13	—	—
Minority Interest	(0.01)	—	—

Basic income (loss) per common share	$0.10	$(0.49)	$0.02

Diluted income (loss) per common share	$0.10	$(0.49)	$0.02

Recent accounting pronouncements

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

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4,

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Inventory Pricing, to clarify the accounting for abnormal amounts of facility expense, freight, handling costs, and wasted material (spoilage). ARB 43, Chapter 4, previously stated “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Although the Company will continue to evaluate the application of SFAS 151, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. This statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments of the company, or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value based method. The statement requires the cost of all forms of equity-based compensation granted to employees be recognized in a company’s income statement and that such cost be measured at the fair value of the stock options. The new rules will be applied on one of two retroactive or prospective methods as defined in the statement. SFAS 123R as issued was to have been effective for quarters beginning after June 15, 2005. However, in April 2005, the SEC issued an order revising SFAS 123R such that it will now become effective for fiscal years beginning after June 15, 2005. As such, the Company will implement SFAS 123R beginning with the first quarter of its fiscal year ending March 31, 2007. The adoption of this standard will have a material impact on the Company’s future income statements by increasing compensation expense for the value of stock options issued to employees. Current estimates of option values using the Black-Scholes method (see “Stock-based compensation” above) may not be indicative of results from valuation methodologies ultimately adopted in the quarter ended June 30, 2006.

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

Reclassifications

Certain prior year amounts, including discontinued operations, in the financial statements and segment disclosures have been reclassified to conform to the current period presentation.

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 4.    Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,
	2005	2004
Furniture and fixtures	$204	$75
Computers and equipment	10,475	5,151
Leasehold improvements	84	19
Purchased software	1,083	752

	11,846	5,997
Less: accumulated depreciation	(5,332)	(3,543)

	$6,514	$2,454

Depreciation expense for fiscal years 2005, 2004 and 2003 was $1,499,000, $1,734,000 and $1,344,000, respectively.

Note 5.    Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets was $26,633,000 as of March 31, 2005 and $17,402,000 as of March 31, 2004. Management periodically assesses the potential impairment of goodwill and other intangible assets with indefinite lives to determine whether an impairment of value exists. In the third quarter of fiscal year 2004, revenues of the ResponseBase business unit declined $7.1 million compared to the same period of the prior year. It was determined that the decrease in revenue indicated that an impairment of the related goodwill and intangible assets had occurred and a $1,200,000 impairment charge was recorded in the third quarter of fiscal year 2004 that reduced goodwill by $556,000 and other intangible assets by $644,000. The impairment charge was computed by comparing discounted future cash flows of the ResponseBase business to the book value of the ResponseBase business. In fiscal year 2003, $130,000 of other intangible assets was determined to be impaired. At March 31, 2005, 2004 and 2003, management concluded that no other impairment of goodwill or other intangible assets had occurred.

Other intangibles assets consist of the following (in thousands):

	March 31,
	2005	2004
Customer lists	$2,398	$2,243
Domain names	2,723	1,700
License agreements	316	315
Websites	2,638	1,210
Other	2,306	684

	10,381	6,152
Less: accumulated amortization	(4,916)	(3,632)

	$5,465	$2,520

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Amortization expense for other intangible assets for fiscal years 2005, 2004 and 2003 was $1,258,000, $1,259,000 and $1,109,000, respectively, and the weighted-average life of the Company’s intangible assets equals 4.3 years. Amortization expense for other intangible assets for the future years ending March 31 is as follows (in thousands):

2006	$1,784
2007	1,127
2008	759
2009	505
2010	308
Thereafter	334

$4,817

Note 6.    Debt Obligations and Capital Leases

Debt obligations consist of the following (in thousands):

	March 31,
	2005	2004
550 Digital Media Ventures—Affiliate (1)	$—	$2,404
VantagePoint—Affiliate (2)	—	2,500
SFX Entertainment, Inc. (3)	—	320
New York Attorney General Lawsuit Settlement (4)	6,600	—

	6,600	5,224
Less: current portion of debt obligations	(1,875)	(5,224)

	$4,725	$—

(1)	550 Digital Media Ventures, Inc. (“550 DMV”) is an indirect subsidiary of Sony Corporation of America. The due date of the principal and interest on this note was March 31, 2005. This note bore interest at prime plus 2%, was collateralized by a security interest in the Company’s assets and was convertible into Series B preferred stock after March 31, 2005.

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

(2)	The note bore interest at 8% and was collateralized by a security interest in all of the Company’s assets. VantagePoint converted the note into 1,250,000 shares of Series C-1 preferred stock on September 30, 2004. The security interest in the Company’s assets was terminated when the note was converted.

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

(3)	Principal and interest payments were due through August 2004 and the note had an effective interest rate of 9.7%. This note was collateralized by 2,600,000 shares of the Company’s common stock owned by the Company’s former Chairman and Chief Executive Officer. The note was fully repaid.
(4)	Pursuant to the terms of the Company’s agreement in principle with the Attorney General of the State of New York, the Company expects to pay a total of $7.5 million over three years to the State of New York. The $6.9 million reserve represents the present value of these payments, plus the related legal costs. Final resolution of this matter is subject to agreement by the parties on the specific provisions of, and the Court’s issuance of, a stipulated consent decree memorializing the terms of the settlement.

The following are payments due under capitalized leases and the present value of future minimum rentals for the future years ending March 31 (in thousands):

2006	$24
2007	6
2008	5

Total minimum lease payments	35
Less: amounts representing interest	(2)

Present value of net minimum lease payments	33
Less: current portion of capitalized lease obligations	(24)

Long-term obligations under capitalized leases	$9

Equipment with a cost of $330,000 at March 31, 2005 is collateral for the capital lease obligations.

Note 7.    Commitments and Contingencies

Operating leases

The Company leases various facilities under non-cancelable operating leases that expire within the next four years. Minimum lease payments under these non-cancelable operating leases for the future years ending March 31 are as follows (in thousands):

2006	$1,732
2007	1,135
2008	446
2009	349

Total	$3,662

Rent expense for fiscal years 2005, 2004 and 2003 was $1,238,000, $1,139,000 and $845,000, respectively.

Legal proceedings

As previously reported, on January 31, 2003 Arcade Planet, Inc. (“Arcade Planet”), a California corporation, filed a patent infringement complaint against the Company in the United States District Court for the District of Nevada. Arcade Planet alleges that the online skill-based gaming business owned and operated by the Company at the time of the filing of the lawsuit, and which the Company subsequently sold in July of 2004, infringed a patent held by Arcade Planet entitled the “918 Patent.” In the complaint, Arcade Planet seeks to prevent future infringement of the 918 Patent and compensation for lost profits or royalty damages. In April 2003, the Company

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

filed an answer denying Arcade Planet’s allegations and seeking declaratory judgment from the Court that the Company has not infringed the 918 Patent and that Arcade Planet’s claims are invalid and unenforceable. In July 2003, the Court stayed this action pending reexamination by the United States Patent and Trademark Office (“USPTO”) of substantial new questions of patentability affecting certain claims underlying the 918 Patent. There have not been any material developments in this matter since the Company’s last report. In the event that the 918 Patent claims at issue survive reexamination by the USPTO, and Arcade Planet continues to pursue any claims of past infringement, the Company will reevaluate how to proceed.

As previously reported, a consolidated stockholder lawsuit styled as a class action under lead counsel and plaintiff is pending against the Company, several of its current and former officers and/or employees, and the Company’s former auditor in the United States District Court for the Central District of California (the “Securities Litigation”). The Securities Litigation arises out of the Company’s restatement of quarterly financial results for fiscal year 2003. As a result of mediation in November 2004, the parties entered into a Stipulation of Settlement in January 2005 pursuant to which the parties propose to settle the Securities Litigation for $5.5 million in cash paid by the Company’s insurance carriers. As discussed in more detail below, one of the Company’s insurance carriers, from whom the Company expects that approximately $1.3 million of the settlement will be paid, has reserved the right to seek reimbursement from the Company in the event it is determined that the carrier was not obligated to provide coverage for the lawsuit. The Court has recently preliminarily approved the settlement and formal notice of the settlement has been mailed to class members. The Court has scheduled a hearing regarding final approval of the settlement and dismissal of the lawsuit for September 19, 2005.

Also as previously reported, two purported stockholder derivative actions, which are substantially similar, were filed in May 2003 against various current and former directors, officers, and/or employees of the Company (collectively, the “Derivative Litigation”). One of the actions remains pending in the United States District Court for the Central District of California (the “Federal Court Derivative Action”) and the other action which was consolidated from two actions, was dismissed by the Superior Court of California for the County of Los Angeles in October 2004 (the “State Court Derivative Action”). The Derivative Litigation similarly arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes claims of breach of fiduciary duty in connection with the restatement and allegedly improper insider sales of Company stock by one officer and one former Company employee. The plaintiff in the State Court Derivative Action has appealed the decision of the Superior Court to dismiss the lawsuit. The Company intends to oppose the appeal and petition the Appellate Court to affirm the dismissal. The Federal Court Derivative Action was stayed by mutual agreement of the parties since its inception pending determination of whether plaintiffs in the Securities Litigation will be able to state a claim against the defendants. In light of the anticipated settlement of the Securities Litigation, and unless a mutually acceptable resolution can be achieved, the Company expects, upon expiration of the stay of the matter, to move to dismiss the Federal Court Derivative Action on substantially the same grounds as the State Court Derivative Action.

In the event that the Securities Litigation settlement is not consummated, the plaintiffs in the State Court Derivative Action successfully appeal the decision of the court or the plaintiffs in the Federal Court Derivative Action seek to move forward with litigation, the Company intends to vigorously defend itself in the Securities Litigation and to address the Derivative Litigation as appropriate. Defending against existing and potential securities and class action litigation relating to the fiscal year 2003 accounting restatement would likely require significant attention and management resources and, regardless of the outcome, would result in significant legal expenses. If the Company’s defenses are ultimately unsuccessful, or if the Company is unable to achieve a favorable settlement, the Company could be liable for large damage awards that could seriously harm its business and results of operations.

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

As noted above, one of the Company’s insurance carriers, Royal Indemnity Company, Inc. (“Royal”), underwriter of the Company’s excess director and officer liability policy (the “Excess Policy”), has agreed to fund approximately $1.3 million of the settlement of the amount in the Securities Litigation while reserving its right, if any, to seek reimbursement from the Company in the event it is determined that Royal was not obligated to provide coverage for the lawsuit. Royal has also agreed to provide coverage for certain claims in the Securities and Derivative Litigation and, if necessary, in connection with the arbitration with Saggi and Bridge subject in each instance to the limits and other terms and conditions of the policy. In May 2005, Royal filed an action in the United States District Court for the Central District of California for Declaratory Relief and Reimbursement. Royal is seeking adjudication of the rights and obligations of the parties under the Excess Policy and, in the event Royal was not obligated to provide coverage in connection with the Securities Litigation, reimbursement of amounts paid and to be paid for which coverage is not available. The Company believes coverage is mandated under the policy and will seek to enforce its rights accordingly.

As previously reported, Brad Greenspan, the Company’s former Chairman and Chief Executive Officer who was asked to resign as CEO and was removed as Chairman in the Fall 2003, threatened to file a lawsuit for claims he allegedly has against the Company, various of its current and former directors and officers, VantagePoint Venture Partners, a large stockholder in the Company (“VantagePoint”), and certain of VantagePoint’s principals and affiliates. In a draft complaint Mr. Greenspan delivered to the Company, Mr. Greenspan alleged claims of libel and fraud against Intermix and various of its current and former officers and directors, claims of intentional interference with contract and prospective economic advantage, unfair competition and fraud against VantagePoint and certain of its affiliates and principals, and claims that the Company’s forecasts of profitability leading up to the January 2004 annual shareholder meeting proxy contest were false and misleading. These purported claims generally related to the Company’s decision to consummate the VantagePoint financing in October 2003, Mr. Greenspan’s contemporaneous separation from the Company, and matters arising during the proxy contest. Mr. Greenspan’s draft complaint also alleged that the Company’s acquisition of the assets of Supernation LLC in July of 2004 involved breaches of fiduciary duty. Mr. Greenspan subsequently notified the Company of his intent to instead pursue claims in a derivative action.

Also as previously reported, on February 10, 2005, Mr. Greenspan did indeed file a derivative complaint in Los Angeles Superior Court with substantially the same allegations as contained in the draft complaint previously provided to the Company. The complaint includes claims for breach of fiduciary duty, indemnification, unfair competition and fraud. Mr. Greenspan seeks remittance of compensation received by the various current and former director and officer defendants, unspecified damages, removal of various Company directors, disgorgement of unspecified profits, reformation of the Supernation purchase, punitive damages, fees

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

and costs, injunctive relief and other remedies. The Company and other defendants have filed motions challenging the validity of the action and the Company is evaluating claims it and/or its current and former directors and officers may have against Mr. Greenspan. The Company’s defense and pursuit of the foregoing may require significant attention and management resources and, regardless of the outcome, may result in significant legal expenses.

On April 28, 2005, the Attorney General of the State of New York (the “NY AG”) commenced an action against the Company for alleged unlawful and deceptive acts and practices associated with the Company’s distribution of toolbar, redirect and contextual ad serving applications (“downloads”). The NY AG asserted that the Company and/or third parties distributed downloads that were installed by users without sufficient notice or consent and in a manner that made it difficult to locate and remove the programs. The petition seeks disgorgement of profits, civil penalties and other remedies. As previously announced, we reached an agreement in principle with the NY AG pursuant to which the Company now expects to pay a total of $7.5 million over three years to the State of New York, and the Company will permanently discontinue distribution of its adware, redirect and toolbar programs. Final resolution of this matter is subject to the parties’ agreement on the specific provisions of, a Stipulated Consent Decree memorializing the terms of the settlement. No assurance can be given that agreement on the specific terms of a Stipulated Consent Decree will be achieved or that any other requirements for final resolution of the matter will be satisfied. The Company does not expect the Stipulated Consent Decree to resolve any individual liability the Company’s former CEO and Chairman, Brad Greenspan, may have for any role in the alleged conduct at issue, and the Company has agreed to cooperate with the NY AG in connection with any investigation concerning same. The Company has not admitted any wrongdoing or liability and expects the final agreement with the NY AG to reflect this fact. We voluntarily suspended any ongoing distribution of the relevant applications in April 2005, and the expected payments to New York exceed any and all profits associated with the Company’s distribution of the subject downloadable applications. Nevertheless, other public or private entities could bring actions against the Company based on factual allegations and causes of action similar to those underlying the NY AG action. The cost of responding to or defending against any such investigations, regulatory proceedings or litigation could be significant and, if the Company is unsuccessful in its defense, the cost of any judgment or settlement in connection with such proceedings could have a material adverse effect on our business.

In May 2005, the Company was served with a Statement of Claim filed by an individual in the Federal Court of Canada in Montreal. The Plaintiff in the action purports to act on behalf of an unspecified class of individuals who have been allegedly damaged by the Company’s violation of provisions of Canada’s 1985 Competition Act in connection with the Company’s distribution of downloadable ad serving, redirect and toolbar programs. The plaintiff is seeking an award of unjust enrichment, civil penalties and costs in unspecified amounts. The Company disputes the allegations of the Statement of Claim, believes they are without merit and intends to vigorously defend itself in this matter.

Note 8.    Common and Preferred Stock

Common stock

In April 2004, the Company’s Board of Directors retired 58,000 shares of common stock. Prior year stockholders’ equity has been restated to reflect the treasury stock as retired in the period repurchased.

In September 2004, as partial consideration for the purchase of the assets of Supernation, LLC, which includes the Superdudes gaming network, the Company issued 900,000 shares of common stock valued at approximately $1.8 million.

In November 2004, as partial consideration for the purchase of all of the outstanding stock of Focalex, Inc., the Company issued 548,000 shares of common stock valued at approximately $1.7 million.

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

In December 2004, the Company issued one million shares of common stock and a five-year warrant to purchase an additional 150,000 shares of common stock at $4 per share to entities affiliated with Redpoint Ventures (collectively “Redpoint”) for a total purchase price of $4 million. The Company and Redpoint also entered into a registration rights agreement applicable to the common stock and shares to be issued upon exercise of the warrant.

In March 2005, the Company issued 1,973,425 shares of common stock to VantagePoint upon conversion of 1,973,425 shares of Series C convertible preferred stock at a conversion price of $1.50 per share. The common stock issued remains subject to demand registration rights.

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

In fiscal years 2004 and 2003, preferred stockholders converted 163,000 and 593,000 of shares of preferred stock into common stock, respectively. There were no conversions of Series A preferred stock to common stock in fiscal year 2005. As of March 31, 2005, there are 194,000 outstanding shares of Series A preferred stock that are convertible into 263,000 shares of common stock at the current conversion rate.

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

Series B, Series C and Series C-1 preferred stock

In July 2001, the Company sold 1,923,000 shares of Series B convertible preferred stock to 550 Digital Media Ventures, an indirect subsidiary of Sony Corporation of America (“Sony), for $5 million. The Sony investment simultaneously involved the Company’s acquisition of Infobeat from an affiliate of Sony and the cancellation of a warrant to purchase 1,101,000 shares of common stock in exchange for 308,000 shares of our common stock valued at $1 million. Although the conversion price of the preferred stock was less than the fair market value of the stock at the date of the transactions, the Company believes there was no beneficial conversion feature related to the preferred stock as the fair value of the warrants exchanged by Sony exceeded the fair value of the common stock to which the warrants were converted. The Company recorded the transaction and its potential dilution to stockholders in the consolidated statement of stockholders’ equity as a reclassification from retained earnings to additional paid in capital. The Series B preferred stock is junior to the Series C preferred stock.

In July 2003, an affiliate of VantagePoint Venture Partners (along with its other affiliates “VantagePoint”) acquired an option from 550 DMV to purchase 3,050,000 shares of Company common stock and 1,750,000

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

shares of Company Series B preferred stock. Under the terms of the option, 550 DMV would retain the right to receive a portion of the profit from the resale of those securities by VantagePoint under certain circumstances. As consideration for the option described above, VantagePoint purchased $500,000 of existing convertible debt the Company owed to 550 DMV. VantagePoint also loaned an additional $2 million to the Company. These two notes were combined into a $2.5 million note due on October 31, 2004 that bore interest at 8% and was collateralized by a security interest in all of the Company’s assets. In October 2003, VantagePoint partially exercised the option and purchased 454,545 shares of Series B preferred stock from 550 DMV. In April 2004, VantagePoint exercised the remainder of the option. At that time, VantagePoint also negotiated the right to purchase the $2.4 million 550 DMV note from 550 DMV for $1.8 million and 550 DMV agreed to waive its participation in the profit from the resale of the option shares acquired by VantagePoint if VantagePoint purchased the note. In connection with the Company’s sale of the SkillJam assets in July 2004, VantagePoint assigned its right to purchase the 550 DMV note to the Company for no consideration and the Company repurchased the note for $1.8 million and realized a $630,000 gain on debt extinguishment. The security interest in the Company’s assets collateralizing the note was terminated upon the payment.

On October 31, 2003, the Company sold 5,333,000 shares Series C convertible preferred stock to VantagePoint for $8 million. The Company paid $314,000 in professional fees in connection with the stock sale. VantagePoint also agreed to loan the Company, or guarantee a loan from a third party bank of up to $4 million. The Company chose not to complete the loan and the loan commitment expired. In addition, on October 31, 2003, the Company amended the terms of the $2.5 million note due to VantagePoint such that the note would be convertible into a prospective series of Company preferred stock, designated Series C-1 preferred stock, at the rate of one share for each $2.00 of principal. The Company’s stockholders approved the addition of this conversion feature at the January 2004 annual meeting of stockholders. In September 2004, VantagePoint converted the note into 1,250,000 shares of Series C-1 preferred stock. The security interest in the Company’s assets collateralizing the converted note was terminated upon conversion.

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

Series A, Series B, Series C and Series C-1 preferred stockholders are entitled to vote with common stockholders, each as a single class on an as-converted basis on all matters voted on by stockholders, except for matters directly affecting the rights of each series of preferred stock which may only be voted upon by stockholders of the affected series. The current conversion rate for the Series B and Series C preferred stock is one-for-one.

VantagePoint received 427,000 additional shares of Series C preferred stock as dividends for the year ended October 31, 2004. If and when declared by the Board, the Series B and Series C stockholders will also receive common stock dividends based on the current conversion ratios at that time. The Series B preferred stockholders are also entitled to receive noncumulative dividends in preference to any dividend on the Company’s common stock of $0.208 per annum, when and if declared. For distributions of assets upon liquidation, dissolution or winding up of the Company, our preferred stockholders will receive a liquidation preference equal to the aggregate original issue price of their preferred stock plus accrued and unpaid stock and cash dividends, and thereafter will participate pro rata with the common stockholders on an as-converted basis. In the event that the full liquidation preference cannot be paid, the Series C preferred stockholders are entitled to receive the Series C preference amount plus the unpaid stock and cash dividends, prior and in preference to any other class of stock that has been designated as junior in rank to the Series C preferred stock. The Series C preferred stock ranks senior to the Series B preferred stock, which ranks senior to the Series A preferred stock.

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Series B and Series C stockholders have the right to convert any or all of their preferred stock into common stock at any time. Each share of Series B, Series C and Series C-1 preferred stock will be converted to shares of common stock at an initial conversion price of $2.60, $1.50 and $2.00, respectively subject to any adjustment to account for any increase or decrease in the number of outstanding shares of common stock by a stock split, stock dividend or other similar event. The conversion price per share of Series B and Series C preferred stock may be adjusted downward in the event we acquire or issue any shares of common stock, other than certain exceptions, without consideration or for consideration per share less than the then-current conversion price. All shares of Series B and Series C preferred stock will automatically convert into common stock upon the written consent of holders of more than 50% of the issued and outstanding shares of that class of preferred stock. The Company has the right to convert the Series B preferred stock into common stock within 60 days of the public filing of its Quarterly Report on Form 10-Q or Annual Report on Form 10-K evidencing the Company’s achievement of four consecutive post-closing quarters of operating profits equal to or greater than $750,000 for each applicable quarter.

The Series C stockholders have the right, voting separately as a single class, to elect two members to the Board as long as 51% or more of the originally issued shares of Series C preferred stock remains outstanding.

So long as 67% or more of the original issue of Series B preferred stock or 51% or more of the original issue of Series C preferred stock remains outstanding, the Company will not, without the written consent or affirmative vote of at least two-thirds of the shares held by Series B and Series C preferred stockholders, (1) amend, alter, waive or repeal, whether by merger, consolidation, combination, reclassification or otherwise, the Company’s Certificate of Incorporation, including the Series B and Series C Certificates of Designation, or the Company’s Bylaws or any provisions thereof including the adoption of a new provision, (2) increase the size of the Board of Directors beyond nine members, or (3) authorize or issue any class, series or shares of preferred stock or any other class of capital stock ranking either as to payment of dividends or distributions or as to distributions of assets upon liquidation prior to or on parity with the Series B and Series C preferred stock.

As long as VantagePoint owns at least 2,667,000 shares of Series C preferred stock or common stock, as adjusted for any stock split, combination, reorganization, reclassification, stock dividend, stock distribution or similar event, the Company will not, without the written consent or affirmative vote of at least two-thirds of the Board of Directors (1) enter into an agreement involving, or consummate, a reorganization, merger, change of control or consolidation of the Company or sale or other disposition of all or substantially all of the Company’s assets, (2) enter into transactions which result in or require the Company to issue shares of its capital stock in excess of 5% in any one transaction, or 12.5% in the aggregate, in a series of transactions, of the Company’s issued and outstanding shares of capital stock, (3) enter into transactions which result in or require the Company to pay, whether in cash, stock or a combination thereof, in excess of 5% in any one transaction, or 12.5% in the aggregate, in a series of transactions, of the Company’s current market capitalization, (4) increase or decrease the number of authorized shares of capital stock, (5) directly or indirectly declare or pay any dividend or make any other distribution, or directly or indirectly purchase, redeem, repurchase or otherwise acquire any shares of capital stock of the Company or any of its subsidiaries, whether in cash or property or in obligations of the Company or any Company subsidiary, other than repurchases pursuant to an employee’s employment or incentive agreement, or upon an employee’s termination and at a price not to exceed such employee’s cost, or (6)

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

increase or decrease the size of the Board of Directors, provided that in no event shall the total number of members of the Board of Directors exceed nine.

Note 9.    Equity Compensation Plans

Stock compensation plan

Under the Company’s stock option plan, stock options may be granted to officers, directors, employees and consultants. Nine million shares of common stock have been reserved for issuance under the stock option plans. Stock options granted in fiscal years 2005 and 2004 typically vest over four years, with 25% of the options vesting after 12 months and 75% vesting quarterly over the remaining three years. Stock options granted in fiscal year 2003 typically vest ratably over three years, with one third of the options vesting after 12 months, and the remaining two thirds vesting quarterly over the remaining two years.

The following is a summary of stock option activity for the years ended March 31 (in thousands, except per share data):

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,844	$2.28	7,602	$3.25	8,707	$3.16
Granted	3,984	2.61	4,066	1.92	570	4.06
Exercised	(1,052)	5.97	(73)	2.10	(699)	6.01
Cancelled	(1,642)	2.70	(3,751)	3.84	(976)	5.89

Outstanding at end of year	9,134	2.57	7,844	2.28	7,602	3.25

Available to grant at end of year	946		275		1,398

Exercisable at end of year	4,581		3,521		2,601

In fiscal year 2003, the Company repurchased 910,000 stock options from employees for $452,000.

The following table summarizes information about stock options outstanding at March 31, 2005:

	Options Outstanding		Options Exercisable
Price Range	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.01-7.00	258	$4.79	232	$5.98
3.01-5.00	1,588	3.95	270	3.95
1.00-3.00	7,288	2.19	4,079	2.26

	9,134		4,581

MySpace, Inc. stock compensation plan

The Company’s majority-owned subsidiary, MySpace, Inc., adopted a stock option plan in February 2005. Stock options under this plan may be granted to officers, directors, employees and consultants. Under the plan, 1,438,640 shares of MySpace, Inc. common stock have been reserved for issuance. As of March 31, 2005, stock

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

options were not granted to any consultants. Stock options granted under the plan typically vest over four years, with 25% of the options vesting after 12 months and 75% vesting quarterly over the remaining three years.

Employee stock purchase plan

The Company has an employee stock purchase plan that can issue up to 1,250,000 shares of common stock. In fiscal years 2005, 2004 and 2003, the Company sold 0, 9,000 and 5,000 shares of common stock, respectively, to employees at 85% of market price on the date of purchase. We have reserved 1,236,000 shares of common stock for issuance under the employee stock purchase plan as of March 31, 2005.

Profit sharing plan

The Company has a 401(k) profit sharing plan that has a Company matching contribution of 100% of the first 3% of gross salary contributed by the employee plus 50% of the next 2% contributed. For fiscal years 2005, 2004 and 2003, the Company’s matching contributions were $214,000, $155,000 and $144,000, respectively. All employee and Company 401(k) contributions are fully vested.

Warrants

The Company has granted warrants to purchase common stock in connection with debt issuance and professional services. The following is a summary of stock purchase warrant activity for the years ended March 31 (in thousands, except per share data):

	2005		2004		2003
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	258	$2.20	353	$2.05	2,267	$1.98
Granted	150	4.00	150	1.87	10	5.10
Exercised	(208)	1.75	(235)	2.07	(1,921)	3.29
Cancelled	(20)	1.75	(10)	5.10	(3)	2.00

Outstanding at end of year	180	4.17	258	2.20	353	2.05

Exercisable at end of year	180		258		353

In fiscal year 2005, the Company issued a warrant to purchase 150,000 shares of common stock to Redpoint with an exercise price of $4.00 per share in connection with the sale of common stock to Redpoint.

In fiscal year 2004, the Company issued 150,000 warrants to a consultant at an exercise price of $1.87. The warrants were valued at $133,000 in the financial statements using the Black-Scholes option-pricing model with a risk free interest rate of 2.40%, a volatility of 125% with no expected dividend yield and a life of one year.

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 10.    Income Taxes

The components of the provision for income taxes for the years ending March 31 are as follows (in thousands):

	2005	2004	2003
Federal:
Current	$148	$—	$—
Deferred	(68)	—	—
State:
Current	117	20	63
Deferred	(19)	—	—

Provision for income taxes	$178	$20	$63

Income tax expense for the fiscal year ended March 31, 2005 for the Company consisted of federal and state alternative minimum tax imposed as a result of statutory restrictions that limit the offset of alternative minimum tax net operating losses against alternative minimum taxable income. Additionally, there were also regular federal and state income taxes related to MySpace, Inc., a newly formed 50.1% owned C-corporation, which is not part of the consolidated tax group.

All corporations that are owned 50% or more by Intermix Media, Inc. have been included in the consolidated group for financial reporting purposes. However, for federal and state income tax reporting purposes the regulations require that a corporation must be owned at least 80% or more to be included in the consolidated group.

The gain on the sale of SkillJam has been presented net of federal and state income taxes of $129,000; therefore, the aforementioned provision does not include these amounts.

The following is a reconciliation of the difference between the provision for income taxes at the federal statutory rate and the actual provision for income taxes for the years ending March 31 (in thousands):

	2005	2004	2003
Provision at federal statutory tax rate	$1,407	$(4,375)	$130
State income taxes	263	(678)	167
Stock compensation	(1,145)	80	4
Other	41	35	20
Utilization of net operating loss carryforwards	—	—	(860)
Discontinued operations	129	(81)	93
Valuation allowance	(517)	5,039	509

Provision for income taxes	$178	$20	$63

As of March 31, 2005, the Company’s federal and state net operating loss carryforwards amount to $39,754,000 and $13,948,000 respectively. In addition, these loss carryforwards include $6,270,000 of losses created by the exercise of non-qualified stock options, and the early disposition of incentive stock options, the benefit of which will be recorded through stockholder’s equity. The use of these loss carryforwards will be recorded based on the order they originated. Unused net operating loss carryforwards begin to expire between

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

2021 and 2022. Management has provided for a full valuation allowance for net deferred tax assets only, as the realization is well beyond the twelve-month time horizon the Company is using for valuation purposes.

The utilization of net operating losses is subject to annual limitations if a change in ownership by 5% or more stockholders within a three-year period that aggregates 50 percentage points or more occurs. The Company’s sale of preferred stock to VantagePoint and 550 Digital Media Ventures and the purchase by VantagePoint from 550 Digital Media Ventures of Company common and preferred stock occurred within a three-year period. Other stockholders have also acquired more than 5% of the Company’s common stock in the same three-year period.

Management has determined that as of November 18, 2003, the aggregate change in ownership by the Company’s 5% stockholders had exceeded 50 percentage points, thus utilization of our net operating losses is limited with respect to the Company’s federal net operating loss carryforwards available on that date of approximately $26,900,000. All net operating losses occurring subsequent to that date are not subject to these limitations unless another change in ownership occurs that exceeds 50 percentage points in a three-year period. As of March 31, 2005, management has determined that no additional change in ownership exceeding 50 percentage points has occurred since November 18, 2003.

Deferred tax assets and liabilities as of March 31 consist of the following (in thousands):

	2005	2004(1)
Deferred tax assets:
Net operating loss carryforwards	$14,330	$16,608
Accounts receivable, inventories and accrued expenses	2,825	726
Other intangible assets	(201)	(353)
Other	32	18

	16,986	16,999
Valuation allowance	(16,095)	(16,612)
Deferred tax liabilities:
Property and equipment	(804)	(387)

Net deferred tax assets	$87	$—

(1)	This column has been modified from that appearing in the fiscal year 2004 Form 10-K, Note 10. See below.

Deferred tax assets are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether it is more likely than not that the net deferred tax asset will be realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized in income in the period that includes the enactment date. The deferred tax asset resulting from the cumulative net operating loss carryforwards through March 31, 2004 has been changed to reflect a modification to the net operating loss carryforwards, which resulted from a review of tax returns filed in previous years. The change to the cumulative net operating loss carryforward, multiplied by the statutory income tax rate, equals the change from the 2004 Form 10-K, Note 10, which stated net operating loss carryforwards at $14,608,000. The associated changes have been incorporated into the fiscal year 2005 Form 10-K, and the fiscal year 2004 amounts now conform to the current fiscal year presentation.

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets of MySpace as of March 31, 2005 consist of primarily of accrued expenses, reserves for bad debts, and depreciation and amortization in the amount of $163,000, offset by a deferred tax liability consisting of prepaid expenses in the amount of $76,000, for an overall net deferred tax asset of $87,000. Management has determined that it is more likely than not that the MySpace deferred tax assets will be realized; therefore, no valuation allowance was provided.

Note 11.    Acquisition of Focalex, Inc.

On November 5, 2004, the Company purchased all of the outstanding stock of Focalex, Inc. (“Focalex”) for $2.6 million in cash and 548,000 shares of common stock valued at $1.7 million. Focalex is a Massachusetts-based Internet advertising and affiliate marketing company. The 548,000 shares of Company common stock were valued on the date of acquisition at the reported closing trading price, and adjusted for a minor discount to reflect the illiquidity of the unregistered common stock issued. The acquisition was accounted for under the purchase method of accounting, and we have consolidated the operating results of Focalex in the Company’s financial statements since November 5, 2004.

The allocation of the purchase price to assets acquired and liabilities assumed, based on the appraised fair values, is as follows (in thousands):

Cash acquired	$312
Accounts receivable	710
Other assets	129
Goodwill	1,192
Amortizable intangible assets
Trade name, trademark and domain name	658
Customer, affiliate and advertising-related relationships	303
Developed technology	986
Other identifiable intangible assets	382
Accounts payable	(192)
Other liabilities assumed	(194)

Total	$4,286

The values assigned to goodwill and amortizable intangible assets are based upon a valuation analysis.

Pro-forma data (unaudited) for the fiscal year ended March 31, 2005 and 2004, as if the acquisition was effective as of April 1, 2003, using the pre-acquisition operating results reported by Focalex, is as follows (in thousands, except per share data):

	Years ended March 31,
	2005	2004
Revenues	$4,758	3,715
Net income	553	140
Basic income per share	0.02	0.01
Diluted income per share	0.02	0.01

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 12.    Segment Disclosures

The Company groups its businesses into two principal business segments, the product marketing and network segments. The Company does not allocate any operating expenses other than direct cost of revenues to the business segments, as management does not use this information to measure the performance of the underlying businesses. Management does not believe that allocating these expenses is material in evaluating the performance of the two business segments.

Revenue and gross profit by segment are as follows (in thousands):

	Years Ended March 31,
	2005	2004	2003
Revenues:
Product marketing	$48,524	$29,110	$34,746
Network	30,460	23,771	29,249

Total revenues	$78,984	$52,881	$63,995

Gross profit:
Product marketing	$32,817	$18,064	$18,045
Network	29,771	22,487	28,787

Total gross profit	$62,588	$40,551	$46,832

During fiscal year 2005, sales to two customers exceeded 10% of segment revenues. Sales to these two customers represented 10% and 22%, respectively of network segment revenues, and sales to the top 10 customers were approximately 50% of segment revenues. In the product marketing segment, sales to the top 10 customers were less than 2% of segment revenues in fiscal year 2005. Revenues from the sale of Hydroderm, Body Shape, Dream Shape, and Body by Jake Carb Manager products were approximately 58%, 14%, 10% and 6%, respectively, of fiscal year 2005 product marketing segment revenues. Most of the products sold in fiscal year 2005 were purchased from five vendors.

During fiscal year 2004, one customer exceeded 10% of segment revenues. This customer represented 12% of network segment revenues. In the product marketing segment, the top 10 customers were less than 1% of segment revenues in fiscal year 2004. In the network segment, the top 10 customers were 30% of segment revenues in fiscal year 2004. Revenues from the sale of Hydroderm and Dream Shape products were approximately 24% and 15%, respectively, of fiscal year 2004 product marketing segment revenues. Most of the product sold in fiscal year 2004 was purchased from among five vendors.

During fiscal year 2003, no customer exceeded 10% of segment revenues. In the product marketing segment, the top 10 customers were less than 1% of segment revenues in fiscal year 2003. In the network segment, the top 10 customers were 28% of segment revenues in fiscal year 2003.

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company does not allocate assets to business segments because product marketing and network segment assets minus liabilities, other than goodwill and other intangible assets, are not significant. Goodwill and other intangible assets by segment are as follows (in thousands):

	March 31,
	2005	2004	2003
Goodwill and other intangible assets:
Product marketing	$94	$86	$1,449
Network	26,532	17,316	18,454
Corporate	7	—	31

Total	$26,633	$17,402	$19,934

Note 13.    Subsequent Events

On April 28, 2005, the Attorney General of the State of New York (the “NY AG”) commenced an action against the Company for alleged unlawful and deceptive acts and practices associated with the Company’s distribution of toolbar, redirect and contextual ad serving applications (“downloads”). As previously announced, we reached an agreement in principle with the NY AG pursuant to which the Company now expects to pay a total of $7.5 million over three years to the State of New York and will permanently discontinue distribution of its adware, redirect and toolbar programs. The $6.9 million reserve represents the present value of these payments, plus the related legal costs. Final resolution of this matter is subject to agreement by the parties on the specific provisions of, and the Court’s issuance of, a Stipulated Consent Decree memorializing the terms of the settlement. See Note 7—Commitments and Contingencies of Notes to Consolidated Financial Statements (Item 8) for information on this legal proceeding.

On June 17, 2005, MySpace entered into an Equipment Loan and Security Agreement with entities affiliated with Pinnacle Ventures and ORIX Venture Finance LLC (the “Lenders”) providing for MySpace to borrow up to $6 million in term loans over the next 12 months to finance the purchase of eligible equipment and related costs as defined in the agreement. Advances will bear interest at a fixed rate equal to the prime rate plus 2.5% (8% for the first advance) and will be repaid on an interest-only basis for the first 12 months following the date of the advance and fully amortized over a 24-month period thereafter. Loans are secured by a first-priority lien on the financed equipment. The agreement does not contain any financial covenants by MySpace or any guaranty by the Company; however, Intermix was required to subordinate its outstanding $1.5 million loan to MySpace to any indebtedness incurred by MySpace in favor of the Lenders. In connection with this transaction, MySpace issued to the Lenders for nominal consideration warrants to purchase 41,958 shares of Series A Preferred Stock in MySpace. The warrants are exercisable for a period of ten years from the date of issuance.

Intermix Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 14.    Unaudited Quarterly Results of Operations

The following table presents summary unaudited quarterly results of operations for fiscal years 2005 and 2004.

	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	Fiscal Year 2005
Revenues	$16,747	$17,762	$20,328	$24,147	$78,984
Gross profit	12,754	13,704	16,476	19,654	62,588
Income (loss) from continuing operations	224	242	78	(351)	193
Loss from discontinued operations	(104)	(44)	—	(22)	(170)
Gain on sale of discontinued operation	—	4,647	—	61	4,708
Minority interest	10	(86)	(40)	(96)	(212)
Net income (loss)	130	4,759	38	(408)	4,519

Continuing operations	$—	$—	$—	$(0.01)	$(0.01)
Discontinued operations	—	0.12	—	—	0.12
Minority interest	—	—	—	—	(0.01)

Basic income (loss) per common share	$	$0.12	$—	$(0.01)	$0.10
Diluted income per common share	$—	$0.12	$—	$(0.01)	$0.10

	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	Fiscal Year 2004
Revenues	$13,003	$11,315	$14,147	$14,416	$52,881
Gross profit	9,560	8,857	11,367	10,767	40,551
Loss from continuing operations	(3,271)	(3,287)	(1,239)	(4,862)	(12,659)
Income (loss) from discontinued operations	223	(311)	(854)	367	(575)
Minority interest	—	—	—	95	95
Net loss	(3,048)	(3,598)	(2,093)	(4,400)	(13,139)

Continuing operations	(0.13)	(0.13)	(0.05)	(0.17)	(0.47)
Discontinued operations	0.01	(0.01)	(0.03)	0.01	(0.02)

Basic loss per common share	$(0.12)	$(0.14)	$(0.08)	$(0.16)	$(0.49)
Diluted loss per common share	$(0.12)	$(0.14)	$(0.08)	$(0.16)	$(0.49)

In the second quarter of fiscal year 2005, the Company sold the assets of the SkillJam business unit and recognized a gain of $4.7 million, net of taxes. In the fourth quarter of fiscal year 2004, the Company sold certain assets of the Body Dome fitness product joint venture and recognized a $225,000 gain on sale.