Form 10-K/A
period 2005-03-31
Intermix Media, Inc.
filed 2005-07-29
CIK 1088244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of July 28, 2005, there were 35,153,966 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX

EXPLANATORY NOTE

EXPLANATORY NOTE

Intermix Media, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2005 (the “Original 10-K”).

As filed, the Original 10-K incorporated certain information required by Part III by reference to the Company’s proxy statement for its 2005 annual stockholders’ meeting, which the Company had planned to file with the SEC within 120 days of the end of the Company’s fiscal year. Subsequent to the filing of the Original 10-K, the Company entered into an Agreement and Plan of Merger dated July 18, 2005 (the “Merger Agreement”) with Fox Interactive Media, Inc., a subsidiary of News Corporation, Inc. (“Fox”), and Project Ivory Acquisition Corporation, a wholly-owned subsidiary of Fox (the “Merger Sub”). For additional information on the Merger Agreement and the transactions contemplated thereby (the “Merger”), see the Company’s current report on Form 8-K filed with the SEC on July 19, 2005. As a result of its having entered into the Merger Agreement, the Company will not file the proxy statement for its 2005 annual stockholders’ meeting until more than 120 days after the end of the Company’s fiscal year. Accordingly, the Company is hereby amending and restating Part III of the Original 10-K in its entirety to include the required information. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the Company’s proxy statement for its 2005 annual stockholders’ meeting has been deleted and (ii) the information with respect to the number of outstanding shares of the Company’s common stock has been updated. The Company is also updating its Exhibit list in Item 15(b) of this report.

Rule 12b-15 under the Securities Exchange Act of 1934, as amended, provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13(a)-14(b) or 15d-14(b) must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications, which are unchanged from the certifications as originally filed with the Original 10-K, are therefore also included as Exhibits 31 and 32.

Except for the amendments and updates described above and the replacement of the certifications contained in Exhibits 31 and 32, this Amendment No. 1 on Form 10-K/A does not modify or update in any way the Original 10-K. All information contained herein is subject to updating and supplementing as provided in the periodic and current reports that the Company has filed and will file after the original filing date with the SEC.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

The names and ages of our directors, their principal occupations or employment during the past five years and other data regarding them, based on information they have provided to us, are set forth below.

Name	Age	Principal Occupation	Director Since
Brett Brewer	33	President, Intermix Media, Inc.	August 29, 2000

Lawrence Moreau	62	Chairman, Stone Mountain Financial Systems, Inc.	May 27, 2003

Daniel Mosher	32	Director, Strategic Development, VeriSign, Inc.	December 7, 1999

James Quandt	55	President and Chief Operating Officer, Independent Financial Mortgage, Inc.	June 1, 2004

Richard Rosenblatt	36	Chief Executive Officer, Intermix Media, Inc.	February 23, 2004

William Woodward	45	Managing Director, Anthem Venture Partners	February 9, 2005

David Carlick	55	Managing Director, VantagePoint Venture Partners	October 31, 2003

Andrew T. Sheehan	47	Managing Director, VantagePoint Venture Partners	October 31, 2003

Richard Rosenblatt has served as the Company’s Chief Executive Officer and a Director since February 2004. He also serves as Chairman, Chief Executive Officer and Managing Director of Prime Ventures, LLC, a venture capital fund focused on early stage Internet companies, and is a member of its Management Committee. Prime Ventures has been fully invested for several years. Mr. Rosenblatt was the Chairman and Chief Executive Officer of Supernation LLC from November 2002 to February 2004. Mr. Rosenblatt was the Co-Chairman and Chief Executive Officer of Drkoop.com, Inc. from August 2000 to December 2001. Mr. Rosenblatt was the founding investor and Vice Chairman of GreatDomains and Webmillion from November 1999 until the sale of both companies. Webmillion was acquired by L90, Inc. in July 2000 and GreatDomains was acquired by VeriSign, Inc. in October 2000. Mr. Rosenblatt co-founded iMall, Inc. in October 1994 and became its Chairman and Chief Executive Officer in June 1997. iMall, Inc. was acquired by At Home Corporation in October 1999. Until March 2000, Mr. Rosenblatt served as At Home Corporation’s Senior Vice President of E-Business Services. Mr. Rosenblatt holds a B.A. degree from the University of California at Los Angeles and a J.D. degree from the University of Southern California Law School.

Brett Brewer has served as President and a Director of the Company since August 2000. He joined the Company at its inception in April 1999 and was named Vice President of the Company’s e-Commerce Division in December 1999 and President of CD Universe, Inc., a wholly owned subsidiary of the Company, in July 2000. Mr. Brewer holds a B.A. degree in business economics from the University of California at Los Angeles.

Daniel Mosher has served as a Director since December 1999 and is currently a member of the Audit and Nominating Committees. He is employed as Director of Strategic Development at VeriSign, Inc. where he oversees the company’s acquisitions, investments and strategic alliances. Prior to joining VeriSign, Mr. Mosher was employed by Webvan Group, Inc. from May 1999 to May 2001, most recently as Director of Business Development. From January 1998 to May 1999, Mr. Mosher served in the Mergers and Acquisitions Department of Morgan Stanley Dean Witter Technology Group, an investment banking firm. From February 1996 to January 1998, he held several positions in the Corporate Finance Group of Arthur Andersen, focused on technology private placements. Mr. Mosher holds a B.S. degree in business administration from the University of California at Berkeley.

Lawrence Moreau has served as a Director since May 2003 and is currently Chairman of the Audit Committee and a member of the Nominating Committee. Since 1994, Mr. Moreau has been Chairman of Stone

Mountain Financial Systems, Inc., a privately held company providing online payment solutions primarily to Internet-related retail merchants. Previously, Mr. Moreau founded and served as Chief Executive Officer of Moreau and Company, Inc., a financial consulting firm, and Moreau Capital Corporation, a National Association of Securities Dealers-registered investment banking firm, which specialized in private and public securities offerings. Prior to founding Moreau Capital, Mr. Moreau was a financial principal and on the Board of Directors of H. J. Meyers & Company, a New York Stock Exchange listed investment banking firm. Prior to his investment banking career, Mr. Moreau was a Vice President and Special Assistant to the President of Pacific Enterprises, a multi-billion-dollar diversified holding company. Prior to joining Pacific Enterprises, Mr. Moreau worked for Touche Ross & Co. (now Deloitte & Touche) for 11 years planning and managing audits of companies in a wide variety of industries. Prior to beginning his professional career, Mr. Moreau served as a commissioned officer in the United States Army during the Vietnam War. Mr. Moreau holds a B.A. in Accounting and a Master’s Degree in Accounting Science from the University of Illinois, Champaign/Urbana, and completed the director certification program at the University of California at Los Angeles. Mr. Moreau was formerly licensed as a Financial Principal and an Operations Principal with the NASD. Mr. Moreau was also an Associate Member of the NYSE and a member of the SEC practice section of the American Institute of Certified Public Accountants. Mr. Moreau has also served as a member of the Board of Directors of the Los Angeles Venture Association for seven years and served as its Chairman for two years. He is a Certified Public Accountant.

James Quandt has served as a Director since June 2004 and is currently Chairman of the Compensation Committee and a member of the Audit Committee. Since January 2005, Mr. Quandt has been President and Chief Operating Officer of Independent Financial Mortgage, Inc. From April 2003 to December 2004, Mr. Quandt was a Partner in the Los Angeles office of Highland Partners, a retained executive search firm. Before joining Highland Partners, Mr. Quandt was a Senior Partner for the North America West Region at Heidrick & Struggles’ Irvine office. He was also President and Chief Executive Officer of LeadersOnline, the company’s Internet-enhanced recruiting subsidiary for mid-level executives and professionals. Before Heidrick & Struggles, Mr. Quandt was Managing Director of Korn/Ferry International’s Newport Beach office, and the Chief Operating Officer of Futurestep, the company’s recruitment web site for middle management positions. Prior to entering the executive search industry, he was President, Chief Executive Officer and Vice Chairman of National Telephone & Communications, Inc. and Chairman of Bridge Information Systems. Prior to that time, he was President of Standard & Poor’s Financial Information Services, a division of McGraw-Hill, Inc., and held senior management positions with Security Pacific Bank. Mr. Quandt is a member of the Board of Trustees for St. Mary’s College, a member of the Alumni Council Board of the American Bankers Association, a member of the Board of Directors for Pacific Club, Newport Beach and a member of the Orange County Forum. He earned his bachelor’s degree in business administration and economics from Saint Mary’s College in 1971, and also attended the University of Southern California, Graduate School of Business Management Policy Institute.

William Woodward has served as a Director since February 2005 and is currently a member of the Compensation Committee. Mr. Woodward is the Managing Director and founder of Anthem Venture Partners in Santa Monica, California. Prior to founding Anthem in 2000, Mr. Woodward was a Managing Director of Avalon Investments, a $100 million early-stage technology venture capital firm, where he was the lead partner in the Los Angeles office. Mr. Woodward brings to the Board of Directors an impressive background as an entrepreneur and investor. In 1987, at the age of 26, Mr. Woodward founded Macromedia and prepared the company for a public offering in 1992 as Macromedia, Inc. Mr. Woodward later founded Pulse Entertainment, a leading 3D animation engine and tools company for mobile communications, and Launch Media, Inc., a leading online music community that was acquired by Yahoo! in 2001. Mr. Woodward also co-founded Cognet Microsystems, a developer of opto-electronic components that was acquired by Intel in 2001. Mr. Woodward is a member of the boards of directors of several privately held companies including Solarflare, Planet A.T.E., Wavestream and Audyssey and is the Chairman of Neven Vision and Pulse Entertainment.

David Carlick has served as a Director since October 2003 and Chairman of the Board since February 2005 and is currently Chairman of the Nominating Committee. Mr. Carlick has served in various positions at

VantagePoint Venture Partners, a venture capital firm, since October 1997, and he is presently a Managing Director with that firm. From April to September 1997, Mr. Carlick was President, Media Operations for PowerAgent, a start-up company involved in opt-in marketing and consumer privacy. Previously, Mr. Carlick held positions leading to Executive Vice President at Poppe Tyson, an advertising agency and interactive marketing firm and subsidiary of BJK&E Worldwide (Bozell) from April 1993 until March 1997. In 1996, while at Poppe Tyson, Mr. Carlick co-founded DoubleClick, which provides on-line marketing services, and poppe.com, the agency’s interactive operation. Mr. Carlick was a founding director of International Network Services (INSS), which was sold in 1999 to Lucent, and Internet Profiles, the first Internet measurement company. Mr. Carlick is presently a member of the board of directors of SatMetrix Systems and Touchpoint, Inc., privately held companies, and served on the board of directors of Ask Jeeves, a publicly traded company, until its sale to InterActiveCorp in July 2005.

Andrew T. Sheehan has served as a Director since October 2003 and is currently a member of the Compensation Committee. Mr. Sheehan joined VantagePoint Venture Partners, a venture capital firm, in November 2002, and he is presently a Managing Director with that firm. From April 1998 to October 2002, Mr. Sheehan was a Managing Member of the General Partner of ABS Capital Partners, a private equity firm. Mr. Sheehan is a member of the board of directors of BakBone Software, Inc., a storage management software company, and serves on the boards of several privately held companies. Mr. Sheehan holds a B.A. from Dartmouth College and an M.B.A. from The Wharton School of Business at the University of Pennsylvania.

Mr. Rosenblatt was the Chief Executive Officer of drkoop.com, Inc., a Delaware corporation doing business as Dr. Koop LifeCare Corporation, within two years of the time that company filed a petition for relief under the United States Bankruptcy Code.

The date the present term of office expires for each director is the date of the annual meeting of the Company’s stockholders or until successors are elected and qualified. Each of our directors has served continuously on the Board since the date indicated in the table above. There are no family relationships among our directors and executive officers.

Pursuant to the Certificate of Designation of Series C Preferred Stock, affiliates of VantagePoint Venture Partners (“VantagePoint”), the sole holders of our Series C Preferred Stock, have the exclusive right, voting separately as a single class, to elect two directors. VantagePoint’s current designees to the Board are David Carlick and Andrew T. Sheehan.

Executive Officers

Our current executive officers are as follows:

Name	Age	Position	Officer Since
Richard Rosenblatt	36	Chief Executive Officer	February 23, 2004

Brett Brewer	32	President	August 29, 2000

Sherman Atkinson	38	Chief Operating Officer	December 3, 2004

Lisa Terrill	43	Chief Financial Officer	April 18, 2005

Adam Goldenberg	24	President, Alena, LLC	October 26, 2001

Christopher DeWolfe	39	CEO, MySpace, Inc.	February 11, 2005

Christopher Lipp	33	Senior Vice President, General Counsel and Secretary	March 30, 2001

For Richard Rosenblatt’s and Brett Brewer’s biographies, please see “—Directors” above. The biographical descriptions for our current executive officers are as follows:

Sherman Atkinson has served as Chief Operating Officer since December 2004. Prior to joining Intermix Media, Mr. Atkinson served as chief operating officer of Buy.com and president of its technology spin-out, BuyServices, Inc. Prior to joining Buy.com, Mr. Atkinson was vice president of corporate strategy and business development for eFederal Systems, Inc., owner of eFederal.com, a website that facilitated business sales to federal, state, and local government agencies. Mr. Atkinson served as an intelligence officer in the United State Marines Corps and worked as a technology and management consultant in the government sector practice at Booz Allen Hamilton before joining eFederal Systems. Mr. Atkinson is a graduate of Purdue University and the U.S. Naval Nuclear Power School.

Lisa Terrill has served as Chief Financial Officer and Executive Vice President since April 2005. Prior to coming to Intermix Media, Ms. Terrill served as Vice President, Finance and Corporate Controller of Ticketmaster, an InterActiveCorp subsidiary with $750 million in annual revenue. During her eight-year tenure at Ticketmaster, Ms. Terrill’s responsibilities included managing the company’s day-to-day global financial activities and its SEC reporting and compliance requirements. Ms. Terrill also provided financial leadership during Ticketmaster’s many growth initiatives, including mergers and acquisitions, international expansion, as well as a public spin-off. Prior to joining Ticketmaster, Ms. Terrill was North American Controller for International Rectifier, an NYSE company and the world’s top maker of power semiconductors. Ms. Terrill is a CPA and a graduate of Babson College in Wellesley, Massachusetts.

Adam Goldenberg has served as President of Alena, LLC, a wholly owned subsidiary of the Company, since January 2004 and was Chief Operating Officer of the Company from October 2001 to January 2004. In 1997, Mr. Goldenberg founded Gamer’s Alliance, Inc., an online entertainment portal, and served as its president before and after it was acquired by Intermix Media in April 1999. Mr. Goldenberg served as Vice President, Strategic Planning of Intermix Media from April 1999 to October 2001.

Christopher DeWolfe has been the chief executive officer of MySpace.com, the leading social networking and lifestyle portal on the Internet, since he co-founded the business in December 2003. From June 2001 to December 2003, Mr. DeWolfe was the President and CEO of ResponseBase, an online marketing services firm with a team of 35 employees that was acquired by the Company in September 2002. From October 1999 to March 2001, Mr. DeWolfe was Vice President of Sales and Marketing for Xdrive Technologies, an online data storage company. Mr. DeWolfe currently serves on the board of directors of Fog Cutter Capital Group, a publicly traded holding company with investments in restaurant operations, mortgage brokerage and real estate. Mr. DeWolfe has a B.A. degree in Finance from the University of Washington and an M.B.A. from the University of Southern California, where he had dual concentrations in Marketing and Entrepreneurial Studies.

Christopher Lipp has served as Senior Vice President and General Counsel since October 2001, Vice President, General Counsel since May 2001, Secretary since March 2001 and Vice President, Business and Legal Affairs since January 11, 2000. Prior to joining Intermix Media, Mr. Lipp was employed as an attorney in the Intellectual Property Group of Pillsbury Madison & Sutro LLP in Los Angeles, California. He has been a member of the California State Bar since 1997. Mr. Lipp received his J.D. from the University of Southern California Law School and his B.A. degree in government and sociology from Georgetown University.

Audit Committee Financial Expert

The Board has determined that Lawrence Moreau is an audit committee financial expert as defined in Item 401(h) of the Exchange Act and that all Audit Committee members are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership on a Form 3 and changes in ownership on a Form 4 or a Form 5 with the Securities and Exchange Commission.

Based solely on our review of such forms received by us, available on line at www.sec.gov, or written representations from certain reporting persons, we believe that during fiscal year 2005 our executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements, except as set forth in the following table:

Name	Type of Reporting Person	Number of Late Reports	Number of Transactions Reported Late (1)
Brad Greenspan (2)	10% Stockholder	24	49

Michael Mincieli (3)	Officer	2	2

William Woodward (4)	Director	1	2

Andrew T. Sheehan (3)	Director	1	1

Sherman Atkinson (3)	Officer	1	1

Jeffrey Edell (3)	Director	1	1

James Quandt (3)	Director	1	1

VantagePoint Venture Partners IV, L.P. (5)	10% Stockholder	1	1

VantagePoint Venture Partners IV Principals Fund, L.P. (5)	10% Stockholder	1	1

VantagePoint Venture Partners IV (Q), L.P. (5)	10% Stockholder	1	1

(1)	In determining the number of transactions reported late, multiple transactions by a reporting person occurring on the same day have been treated as one transaction.
(2)	Each transaction reported late relates to a disposition of shares of Company common stock.
(3)	Each transaction reported late relates to an option grant to purchase shares of Company common stock.
(4)	One transaction reported late relates to a disposition of shares of Company common stock and the other relates to an option grant to purchase shares of Company common stock.
(5)	Each transaction reported late relates to receipt of Company preferred stock as a payment-in-kind dividend.

Code of Ethics

We have adopted the Intermix Finance Code of Professional Conduct (the “code of conduct”). The code of conduct applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and accounting department management. The code of conduct is available on our website at http://www.intermix.com/about_investor_governance_financecode.cfm. If we make any substantive changes to the code of conduct, or if we grant any substantive waiver to compliance with the code of conduct, we will disclose the nature of the amendment or waiver on our website and in a report on Form 8-K.

Item 11.    Executive Compensation

Executive Compensation

The table below summarizes the compensation paid or awarded during the last three fiscal years to our Chief Executive Officer and our four other most highly compensated executive officers. These executives are referred to as the Named Executive Officers elsewhere in this annual report on Form 10-K. The table also discloses such compensation information for the Former Chief Financial Officer of the Company who would have been a Named Executive Officer but for the fact that he was not serving as an executive officer of the Company at the end of the last fiscal year. This person is referred to as the Former Executive Officer elsewhere in this annual report on Form 10-K.

Summary Compensation Table

	Annual Compensation							Long-term Compensation
								Awards	Payouts
Name and Principal Position	Fiscal Year		Salary ($)	Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options (#)	All Other Compensation ($)
Current Executives:

Richard Rosenblatt	2005		251,000	20,000		12,000	(2)	—	9,000	(3)
Chief Executive Officer and Director	2004	(1)	21,000	—		1,000	(2)	2,000,000	—

Brett Brewer	2005		223,000	18,000		12,000	(2)	200,000	4,000	(3)
President and Director	2004		189,000	—		12,000	(2)	—	3,000	(3)
	2003		174,000	33,000	(4)	12,000	(2)	—	57,000	(5)

Adam Goldenberg	2005		175,000	326,000		12,000	(2)		10,000	(3)
President of Alena, LLC subsidiary	2004		182,000	—		12,000	(2)	200,000	7,000	(3)
	2003		156,000	132,000	(4)	12,000	(2)	—	69,000	(6)

Christopher DeWolfe	2005		193,000	28,000		—		80,000	—
CEO of MySpace, Inc. subsidiary	2004		180,000	—		—		33,600	—
	2003		104,000	—		—		25,750	—

Christopher Lipp	2005		201,000	15,000		12,000	(2)	300,000	9,000	(3)
Senior Vice President, General	2004		159,000	—		12,000	(2)	—	4,000	(3)
Counsel and Secretary	2003		151,000	18,000	(4)	12,000	(2)	—	64,000	(7)

Former Executives:

Thomas Flahie	2005	(8)	215,000	5,000		12,000	(2)	—	8,000	(3)
Chief Financial Officer	2004		113,000	—		7,000	(2)	500,000	2,000	(3)

(1)	Mr. Rosenblatt joined the Company on February 23, 2004.
(2)	Represents car allowance.
(3)	These amounts consist of employer contributions under the Intermix Media, Inc. Profit Sharing/401(k) Safe Harbor Retirement Plan.
(4)

Messrs. Brewer and Lipp entered into agreements with the Company in August 2003 to repay the bonuses they received during fiscal year 2003 amounting to $33,000 and $18,125, respectively. Under the agreements, repayment of the bonuses could be made in cash, Company common stock or a combination thereof. The value of the common stock was determined based on the average closing price of the common stock for the ten trading-day period ending on the 30th day after trading in the Company’s common stock resumed. By October 14, 2003, the 30th day after trading resumed, Mr. Brewer had tendered 8,922 shares of common stock and had paid $11,677 in cash and Mr. Lipp had paid $18,125 in cash to repay the bonuses.

Mr. Goldenberg repaid the portion of the $132,000 bonus he received during fiscal year 2003 which would not have been paid based upon the restated fiscal year 2003 financial statements. By October 14, 2003, Mr. Goldenberg had paid $106,320 in cash.

(5)	Includes $2,000 employer contribution under the Intermix Media, Inc. Profit Sharing/401(k) Safe Harbor Retirement Plan. On July 12, 2002, the Company paid $55,000 to Mr. Brewer in exchange for the cancellation of options to purchase 75,000 shares of common stock.
(6)	Includes $7,000 employer contribution under the Intermix Media, Inc. Profit Sharing/401(k) Safe Harbor Retirement Plan. On July 12, 2002, the Company paid $62,334 to Mr. Goldenberg in exchange for the cancellation of options to purchase 85,000 shares of common stock.
(7)	Includes $4,000 employer contribution under the Intermix Media, Inc. Profit Sharing/401(k) Safe Harbor Retirement Plan. On July 12, 2002, the Company paid $60,000 to Mr. Lipp in exchange for the cancellation of options to purchase 100,000 shares of common stock.
(8)	Mr. Flahie joined the Company on August 18, 2004 and resigned as Chief Financial Officer on January 13, 2005. In connection with his resignation as Chief Financial Officer, the Company entered into a Transitional Services Agreement with Mr. Flahie, under which Mr. Flahie agreed to remain as an employee of the Company through March 31, 2005 in order to provide assistance necessary in connection with the transition of his responsibilities as Chief Financial Officer. Pursuant to the agreement, Mr. Flahie received a base salary of $16,666.66 per month during the period of January 7, 2005 through March 31, 2005.

Employment Agreements and Change-in-Control Arrangements

The Company has employment agreements with Richard Rosenblatt, Sherman Atkinson and Lisa Terrill, the Company’s Alena, LLC subsidiary has an employment agreement with Adam Goldenberg, and the Company’s MySpace, Inc. subsidiary has an employment agreement with Christopher DeWolfe. No other executive officer has an employment agreement.

Richard Rosenblatt. In February 2004, the Company entered into a four-year employment agreement with Richard Rosenblatt. Under the agreement, Mr. Rosenblatt is entitled to a base salary of $250,000 and an annual bonus of up to 75% of his base salary. The Board also issued an option to Mr. Rosenblatt to purchase up to 2,000,000 shares of the Company’s common stock at $1.83 per share, the market price on the date of grant. The option vests as follows: 100,000 shares vested upon grant; 1,200,000 shares (the “Standard Option”) vest monthly over four years beginning in March 2004; and 700,000 shares (the “Milestone Option”) vest at the end of six years of continuous employment or earlier upon achieving certain financial goals. If Mr. Rosenblatt is terminated by the Company during the term of his agreement without cause, or if Mr. Rosenblatt resigns for good reason, then he will be entitled to up to nine months of salary as severance and the vesting of the Standard Option shall be accelerated in the amount of 400,000 shares. Upon the occurrence of change of control of the Company, 50% of the unvested portion of the Milestone Option will immediately vest. In the event of a change of control and the simultaneous or subsequent termination of Mr. Rosenblatt’s employment by the Company for any reason, or if Mr. Rosenblatt resigns for good reason, within six months of the closing of the change of control, then all of Mr. Rosenblatt’s unvested shares subject to the Standard Option and the Milestone Option will immediately vest. Notwithstanding the foregoing, the Board recently agreed to vest all of Mr. Rosenblatt’s unvested options effective immediately prior to consummation of the Merger.

Sherman Atkinson. In December 2004, Sherman Atkinson entered into an employment agreement with the Company with a term running through March 2007. Under the agreement, Mr. Atkinson receives an annual base salary of $225,000 and a bonus of approximately one-quarter of the annual bonus paid to other senior executives for the year ended March 31, 2005. Mr. Atkinson is also entitled to participate in future fiscal year bonus arrangements with other senior executives and is entitled to a minimum bonus of $67,500 for the fiscal year ended March 31, 2006. Upon entering into the employment agreement, Mr. Atkinson received a $25,000 signing bonus. Mr. Atkinson also received an option to purchase 300,000 shares of Company common stock at $4.01 per share, the market price on the date of grant, which vests over four years with 25% of the option vesting one year after the date of grant and the pro-rata remainder vesting quarterly thereafter. Mr. Atkinson is entitled to up to nine months of salary as severance in the event his employment is terminated by the Company during the term of his agreement without cause, or if Mr. Atkinson resigns for good reason. In addition, in the event of a change of control of the Company and the simultaneous or subsequent termination of Mr. Atkinson’s employment for any reason, or if Mr. Atkinson resigns for good reason, then all of his unvested shares will immediately vest.

Adam Goldenberg. In April 2004, the Company’s Alena, LLC subsidiary entered into a two-year employment agreement with Adam Goldenberg. Under this agreement, Mr. Goldenberg is paid an annual base salary of $175,000 and a bonus of six percent of the net income (as defined in the agreement) of the division Mr. Goldenberg runs during the period of October 1, 2003 to January 31, 2006. The Board also granted Mr. Goldenberg an option to purchase 200,000 shares of Company common stock at $2.25 per share, the market price as of the date of grant. The option vests at the end of six years of continuous employment or earlier upon achieving certain financial goals of the division Mr. Goldenberg runs. Mr. Goldenberg will be paid $175,000 of severance if his employment is terminated for reasons other than for cause during the term of his agreement, or if Mr. Goldberg resigns for good reason.

Lisa Terrill. In March 2005, the Company entered into an employment offer letter with Lisa Terrill. The offer letter provides that Ms. Terrill shall receive an initial annual base salary of $225,000 and is entitled to participate in the annual incentive program of the Company as established from year to year upon the recommendation of the Compensation Committee of the Company’s Board of Directors. Upon joining the Company, the Board granted to Ms. Terrill an option to purchase 300,000 shares of Company common stock which vests over four years with 25% of the option vesting one year after the date of grant and the pro-rata remainder vesting quarterly thereafter. The strike price of the option is $6.05 per share, the market price as of the date of grant. The offer letter provides that, in the event Ms. Terrill’s employment is terminated by the Company without cause, Ms. Terrill is entitled to up to six months of salary as severance. In connection with the consummation of the Merger, and in the event of the simultaneous or subsequent termination of Ms. Terrill’s employment for any reason, or if she resigns for good reason, the Company expects that an accelerated vesting provision with respect to her option would be triggered.

Christopher DeWolfe. In February 2005, the Company’s MySpace, Inc. subsidiary entered into a three-year employment agreement with Christopher DeWolfe. Under the agreement, Mr. DeWolfe is entitled to receive an annual base salary of $225,000 and quarterly bonuses which are calculated in accordance with a formula which takes into account each of MySpace’s revenues, EBIT and new users for the applicable quarter. Mr. DeWolfe also received an option to purchase 80,000 shares of Company common stock (the “December Option”) which vests as follows: 20,000 shares vested on December 3, 2005, and the remaining 60,000 shares vest in 12 equal installments every three months, the first installment of which vested on March 3, 2005. The strike price of the option is $4.01 per share, the market price on the date of grant. If Mr. DeWolfe is terminated by MySpace during the term of his agreement without cause, or if Mr. DeWolfe resigns for good reason, then he will be entitled to up to six months of salary as severance and the December Option will become fully vested. Upon the occurrence of a change of control of MySpace, the December Option will fully vest. In the event of a change of control of MySpace and the simultaneous or subsequent termination of Mr. DeWolfe’s employment for any reason, or termination of Mr. DeWolfe’s employment by him for good reason, within six months of the closing of the change of control, then 50% of Mr. DeWolfe’s unvested shares subject to other outstanding options or restricted stock grants will immediately vest.

In addition, on September 23, 2004, the Board granted stock options to Brett Brewer and Christopher Lipp to purchase 200,000 and 300,000 shares, respectively, of Company common stock at $2.60 per share, the market price as of the date of grant. In the event of a change of control of the Company and the simultaneous or subsequent termination of such executive’s employment for any reason, or if such executive resigns for good reason, then all of his unvested shares will immediately vest.

Stock Options

The following table provides information on option grants in fiscal year 2005 to each of the Named Executive Officers and the Former Executive Officer:

Option Grants in Last Fiscal Year(1)

Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year(3)	Exercise Price $/Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
						5%	10%
Current Executive Officers:
Richard Rosenblatt	—		—	—	—	$—	$—
Brett Brewer	200,000	(4)	5.63%	2.60	9/23/14	327,025	828,746
Adam Goldenberg	—		—	—	—	—	—
Christopher DeWolfe	80,000	(5)	2.25%	4.01	12/1/14	201,749	511,273
Christopher Lipp	300,000	(4)	8.44%	2.60	9/23/14	490,538	1,243,119

Former Executive Officer:
Thomas Flahie	—		—	—	—	—	—

(1)	These options were granted under the Intermix Media, Inc. 2004 Stock Awards Plan. No stock appreciation rights (SARs) were granted to the Named Executive Officers or the Former Executive Officer in the last fiscal year. The options have a 10-year term, but are subject to earlier termination in connection with termination of employment.
(2)	The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent upon a number of factors, including the future performance of the Common Stock and the timing of option exercises, as well as the optionees’ continued employment throughout the vesting period. These are calculated based on the requirements promulgated by the SEC and do not reflect the Company’s estimate of future stock price appreciation.
(3)	The Board granted options to directors and employees to purchase 3,554,532 shares of Company common stock in fiscal year 2005.
(4)	Denotes stock option grants that vest in 16 equal installments every three months, with the first installment vesting on September 30, 2004.
(5)	Denotes stock option grants that vest as follows: 20,000 shares vested on December 3, 2005, and the remaining 60,000 shares vest in 12 equal installments every three months, the first installment of which vested on March 3, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

The following table provides information on option exercises in fiscal year 2005 by each of the Named Executive Officers and the Former Executive Officer and the value of each of such officer’s unexercised options at March 31, 2005:

Name	Number of shares acquired on exercise	Value Realized	Number of securities underlying unexercised options at fiscal year-end		Value of unexercised in-the-money options at fiscal year-end
			Exercisable	Unexercisable	Exercisable	Unexercisable(1)
Current Executive Officers:
Richard Rosenblatt	—	$—	450,000	1,550,000	$2,484,000	$8,556,000
Brett Brewer	140,000	631,495	1,252,500	162,500	6,115,875	771,875
Adam Goldenberg	100,000	469,105	850,000	200,000	4,416,250	1,019,999
Christopher DeWolfe	—	—	47,483	91,867	221,121	324,344
Christopher Lipp	—	—	268,750	243,750	1,291,563	1,157,813
Former Executive Officer:
Thomas Flahie	—	—	—	—	—	—

(1)	The value of unexercised options is based upon the difference between the exercise price and the closing market price on March 31, 2005, which was $7.35.

Director Compensation in Fiscal Year 2005

Compensation of the Company’s Directors is determined by resolution of the Board in accordance with the Company’s Bylaws. Directors of Intermix Media who are also Company employees or officers do not receive any compensation specifically related to their activities as directors. Directors are reimbursed for their expenses incurred in connection with their attendance at Board and Board committee meetings, and for pre-approved continuing education programs.

Director compensation for the Board terms beginning and ending during fiscal year 2005 included a base fee of $20,000 per term and an additional $10,000 per term for service on the Audit Committee, $5,000 per term for service on the Compensation or Nominating Committees, $10,000 for service as non-executive Chairman of the Board, $40,000 per term for service as Chairman of the Audit Committee, and $2,000 per term for service as Chairman of either the Compensation or Nominating Committees. The Company’s director compensation program also includes an equity component pursuant to which (i) new directors, upon their initial election or appointment to the Board, receive an option to purchase 50,000 shares of the Company’s common stock at market price on the date of the grant and which vests monthly over four years, and (ii) directors, at the beginning of each new Board term, receive an option to purchase 20,000 shares of the Company’s common stock at market price on the date of the grant and which vests ratably over the period until the next annual meeting of stockholders. The unvested portion of all such stock options granted to directors will vest in full upon a change of control of the Company that results in replacement or removal of the director or upon a sale of substantially all of the Company’s assets. The Chairman of the Audit Committee of the Board does not participate in the equity portion of the Director compensation program.

Compensation Committee Interlocks and Insider Participation

No member of the Board or the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more of the Company’s executive officers serving on such other company’s board of directors or compensation committee.

Compensation Committee Report on Executive Compensation

General

The Compensation Committee makes decisions and recommendations to the Board as to certain compensation of our executive officers.

Compensation Policies

Our philosophy is to tightly link executive compensation to corporate performance and returns to stockholders. A significant portion of executive compensation is dependent upon the Company’s success in meeting one or more specified goals and to the potential appreciation of our common stock. Thus, a significant portion of an executive’s compensation is at risk. The goals of the compensation program are to attract and retain exceptional executive talent, to motivate these executives to achieve the Company’s business goals, to link executive and stockholder’s interests through equity-based plans, and to recognize individual contributions as well as overall business results.

Each year the Compensation Committee conducts a review of the Company’s executive compensation program. This review often includes data obtained from independent third party compensation surveys or consultants and is used to align the Company’s compensation programs with those of comparable companies and the market generally. The key elements of our executive compensation are generally base salary, bonus, stock options and benefits. The Compensation Committee’s policies with respect to each of the elements are discussed below. While the elements of compensation are considered separately, the Compensation Committee also takes into account the complete compensation package provided to the individual executive.

Base salaries for executive officers are determined by evaluating the responsibilities of the position and the experience of the individual, and by reference to the competitive marketplace for pertinent executive talent, including a comparison to base salaries for comparable positions at companies of similar size, complexity and within the same sector. Base salary adjustments are determined annually by evaluating the financial performance and, where appropriate, certain non-financial performance measures of the Company, and the performance of each executive officer.

The Company’s executive officers are generally eligible for annual and other cash bonuses. At the beginning of each fiscal year, the Compensation Committee generally establishes quarterly and annual individual and corporate performance objectives. For fiscal year 2005, the targets were based upon achieving certain profitability goals. A target amount payable was also established for each executive officer eligible for a particular bonus. The Compensation Committee also considers individual non-financial performance measures in determining bonuses.

The purpose of the Intermix Media stock awards plans is to provide an additional incentive to Company employees to work to maximize stockholder value. To this end, the Compensation Committee grants to key executives and employees stock options under the Company’s 2004 Stock Awards Plan (the “2004 Plan”) which generally vest over a four-year period following the date of grant. Options under the 2004 Plan are generally granted at the current market price, have a term of ten years from the date of grant and vested options may be exercised at any time during such term.

The benefits available to executive officers are the same as those afforded to all full-time employees, including medical, dental, death, disability coverage and a 401(k) plan.

Chief Executive Officer Compensation

The Compensation Committee determined Mr. Rosenblatt’s fiscal year 2005 compensation as follows:

A special sub-committee of the Board, the CEO Search Committee, was appointed in the third quarter of fiscal year 2004 to search for a new Chief Executive Officer to replace Brad Greenspan, who resigned as CEO on October 30, 2003. This sub-committee retained an executive search firm to assist them in this process. The CEO Search Committee selected and recommended to the Board Mr. Rosenblatt as the Company’s new Chief Executive Officer and the Board interviewed and decided to hire Mr. Rosenblatt. The Board, with the recommendation and assistance of the Compensation Committee, negotiated and approved Mr. Rosenblatt’s compensation and on February 23, 2004, Mr. Rosenblatt was appointed Chief Executive Officer and a director of the Company.

Mr. Rosenblatt has an employment agreement with the Company that includes a base salary of $250,000 and an annual bonus of up to 75% of his base salary. The Board also issued options to Mr. Rosenblatt to purchase up to 2,000,000 shares of the Company’s common stock at $1.83, the market price on the date of grant. The option vests as follows: 100,000 shares vested upon grant; 1,200,000 shares vest monthly over four years beginning in March 2004; and 700,000 shares vest at the end of six years of continuous employment or earlier upon achieving certain financial goals. The Board has agreed to vest all of Mr. Rosenblatt’s unvested options effective immediately prior to consummation of the Merger. On March 24, 2005, upon the recommendation of the Compensation Committee in connection with its annual review of CEO performance, the Board approved an increase in Mr. Rosenblatt’s base salary to $350,000, effective as of February 23, 2005. In making this recommendation, the Compensation Committee considered the performance measures described above, as well as a competitive pay assessment prepared by a third-party compensation consultant.

Employment Agreements

The Company has employment agreements with Richard Rosenblatt, Sherman Atkinson and Lisa Terrill, the Company’s Alena, LLC subsidiary has an employment agreement with Adam Goldenberg, and the Company’s MySpace, Inc. subsidiary has an employment agreement with Christopher DeWolfe. No other executive officer has an employment agreement. For a summary of the material terms of the employment agreements, see “—Employment Agreements” above.

Other Executive Officer Compensation

The compensation packages of our other executive officers, including the persons listed in the Summary Compensation Table below, provide for a base salary, bonus, option grants under the 2004 Plan, and access to our standard employee benefit plans.

Submitted by the Compensation Committee of the Board:

James Quandt (Chairman)

Andrew T. Sheehan

William Woodward

Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock to the cumulative total return of the Nasdaq Composite Index and a peer group of Internet stocks for the period April 30, 2000 to March 31, 2005. The peer group selected by the Company consists of Time Warner Inc., CNET Networks, Inc., ValueClick, Inc., DoubleClick Inc. and Yahoo, Inc. The graph assumes that the value of the investment in the Company’s common stock and the comparison index was $100 on April 30, 2000 and assumes the reinvestment of dividends. The Company has never declared a dividend on its common stock. The stock price performance depicted in the graph below is not necessarily indicative of future price performance.

From April 1999 to March 2000 the Company’s common stock was traded on the OTC Bulletin Board. The Company’s common stock began trading on The Nasdaq SmallCap Market on April 15, 2000 under the symbol EUNI. Nasdaq de-listed the Company’s common stock from The Nasdaq SmallCap Market on September 2, 2003, after which the Company’s common stock was traded over-the-counter on the “Pink Sheets”. Since October 29, 2004, the Company’s common stock has been listed on the American Stock Exchange under the symbol MIX.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The number of shares to be issued upon exercise of outstanding options and warrants, and the number of shares remaining available for future issuance under our equity compensation plans at June 30, 2005, were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	9,071,024	$2.64	1,015,844
Equity compensation plans not approved by stockholders (2)	170,000	4.17	—

Total	9,251,024		1,015,844

(1)	The Company has reserved an aggregate of 3,000,000 and 9,000,000 shares of common stock for issuance under the Company’s 2004 and 1999 Stock Awards Plans, respectively.
(2)	The Company granted warrants to purchase common stock in connection with a licensing arrangement and a financing arrangement at exercise prices ranging from $4.00 to $5.03 and with terms ranging from four to five years.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information as of July 28, 2005 with respect to the beneficial ownership of our voting and equity securities by the following individuals or groups:

•	each person who is known by us to own beneficially more than 5% of our outstanding common stock or more than 5% of our outstanding preferred stock;

•	each of our directors,

•	each Named Executive Officer;

•	the Former Executive Officer; and

•	all of our directors and executive officers as a group.

The percentage of beneficial ownership is based on 35,153,966 shares of common stock and preferred stock having the right to cast 7,104,719 votes outstanding as of July 28, 2005. Shares not outstanding but deemed beneficially owned by a person or group by virtue of the right of that person or group to acquire them within 60 days, whether by the exercise of options or warrants or the conversion of shares of preferred stock into shares of common stock, are deemed outstanding in determining the number of shares beneficially owned by the person or group. Unless otherwise indicated, each of the stockholders named in the tables has sole voting and dispositive power with respect to the shares shown as beneficially owned by such stockholder.

Preferred Stock
	Shares Beneficially Owned	Percentage Beneficially Owned
Entities Affiliated with VantagePoint Venture Partners (1)	6,861,575	96.6%
Entities Affiliated with News Corporation (2)	6,861,575	96.6%

(1)	According to a Schedule 13D/A filed with the Securities and Exchange Commission on July 21, 2005 and a Form 4 filed with the Securities and Exchange Commission on March 11, 2005. Includes 1,750,000 shares of Series B convertible preferred stock held by VP Alpha Holdings IV, LLC (“VP Alpha Holdings”), 3,430,258 shares of Series C convertible preferred stock held by VantagePoint Venture Partners IV (Q), L.P. (“VantagePoint IV (Q)”), 343,821 shares of Series C convertible preferred stock held by VantagePoint Venture Partners IV, L.P. (“VantagePoint IV”), 12,496 shares of Series C convertible preferred stock held by VantagePoint Venture Partners IV Principals Fund, L.P. (together with VantagePoint IV (Q) and VantagePoint IV, the “Series C Funds”), and 1,325,000 shares of Series C-1 convertible preferred stock held by VP Alpha Holdings. VantagePoint Venture Associates IV, LLC (“VP Associates”) is the General Partner of each of the Series C Funds and is the Managing Member of VP Alpha Holdings. James D. Marver and Alan E. Salzman are the managing members of VP Associates. VP Associates, James D. Marver and Alan E. Salzman disclaim beneficial ownership in the reported securities held by the Series C Funds, except to the extent of their pecuniary interest therein. VP Alpha Holdings and the Series C Funds are referred to herein as the “VantagePoint Stockholders”. The VantagePoint Stockholders have shared voting power over each of the shares as more fully described in footnote 2 below. Two of our directors, Andrew Sheehan and David Carlick, have been appointed to serve on our board of directors by the Series C Funds and each is a Managing Director of VantagePoint Management, Inc. Mr. Sheehan and Mr. Carlick disclaim beneficial ownership of the shares held by the VantagePoint Stockholders. The address of the VantagePoint Stockholders is 1001 Bay Hill Drive #300, San Bruno, CA 94066.
(2)	Reflects shares over which News Corporation and its subsidiary, Fox Interactive Media, Inc. shares the right to vote pursuant to a stockholder voting agreement, dated July 18, 2005, by and among the VantagePoint Stockholders, Fox Interactive Media, Inc. and News Corporation (the “Voting Agreement”). Pursuant to the Voting Agreement, the VantagePoint Stockholders agreed to vote all of our securities owned of record or beneficially by them as of the date of the Voting Agreement and all of our securities acquired by them prior to the expiration of the Voting Agreement in favor of the approval and adoption of the Merger Agreement and the Merger. The address of News Corporation is 1211 Avenue of the Americas, New York, NY 10036 and the address of Fox Interactive Media, Inc. is 10201 W. Pico Boulevard, Los Angeles, CA 90067.

Common Stock
	Shares Held of Record	Options Exercisable within 60 days	Total Shares Beneficially Owned	Percentage Beneficially Owned
Greater than Five Percent Beneficial Ownership
Entities Affiliated with VantagePoint Venture Partners (1)	3,050,000	—	9,911,575	23.6%
Fox Interactive Media, Inc.(2)	3,050,000	—	9,911,575	23.6%
Brad Greenspan (3)	3,988,000	—	3,988,000	11.3%
William Blair & Co. L.L.C. (4)	2,841,980	—	2,841,980	8.1%
Gardner Lewis Asset Management L.P. (5)	1,953,683	—	1,953,683	5.6%
Persons and Entities affiliated with Gruber and McBaine Capital Management, LLC (6)	1,777,950	—	1,777,950	5.1%
Trafelet & Company, LLC (7)	1,872,400	—	1,872,400	5.3%

Executive Officers and Directors
Richard Rosenblatt (8)	225,500	1,050,000	1,275,500	3.5%
Brett Brewer	—	875,000	875,000	2.4%
Adam Goldenberg	—	791,666	791,666	2.2%
Chris DeWolfe	50,000	60,179	110,179	*
Chris Lipp	3,036	287,500	290,536	*
Daniel Mosher	7,500	132,292	139,792	*
David Carlick	20,000	59,792	79,792	*
Lawrence Moreau	—	—	—	*
James Quandt	—	40,625	40,625	*
Andrew Sheehan	—	59,792	59,792	*
William Woodward (9)	5,000	18,542	23,542	*

Former Executive Officer
Thomas Flahie (10)	—	—	—	*

All executive officers and directors as a group (13 persons)	311,036	3,375,388	3,686,424	9.6%

*	Less than 1%
(1)	According to a Schedule 13D/A filed with the Securities and Exchange Commission on July 21, 2005. Includes (i) 1,750,000 shares of common stock issuable to VP Alpha Holdings upon full conversion of the Series B convertible preferred stock owned by VP Alpha Holdings, (ii) 3,786,575 shares of common stock issuable to the Series C Funds upon full conversion of the Series C convertible preferred stock owned by the Series C Funds, (iii) 1,325,000 shares of common stock issuable to VP Alpha Holdings upon full conversion of the Series C-1 convertible preferred stock held by VP Alpha Holdings and (iv) 3,050,000 shares of common stock owned by VP Alpha Holdings.
(2)	Reflects shares over which News Corporation and Fox Interactive Media, Inc. share the right to vote pursuant to the Voting Agreement.
(3)	According to a Form 4 filed with the Securities and Exchange Commission on May 10, 2005. The address of Mr. Greenspan is 264 South La Cienega, Suite 1218, Beverly Hills, CA 90211.
(4)	According to a Schedule 13G/A filed with the Securities and Exchange Commission on January 10, 2005. The address of William Blair & Co. L.L.C. is 222 W. Adams Street, Chicago IL 60606.
(5)	According to a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2005. Gardner Lewis Asset Management L.P. reports holding 1,931,333 shares of common stock with sole voting power, 22,350 shares of common stock with shared voting power and 1,953,683 shares of common stock with sole dispositive power. The address of Gardner Lewis Asset Management L.P. is 285 Wilmington-West Chester Pike, Chadds Ford, PA 19317

(6)	According to a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2005. Gruber and McBaine Capital Management, LLC (“GMCM”) is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the shares. Jon D. Gruber and J. Patterson McBaine are the Managers, controlling persons and portfolio managers of GMCM and, together with Eric Swergold and J. Lynn Rose, constitute a group. GMCM, Mr. Gruber, Mr. McBaine, Mr. Swergold and Mr. Rose hold shared voting and shared dispositive power with respect to 1,640,000 of the shares. Mr. Gruber holds sole voting and sole dispositive power with respect to 137,950 of the shares and Mr. McBaine holds sole voting and sole dispositive power with respect to 150,450 of the shares. The address for GMCM, Mr. Gruber, Mr. McBaine, Mr. Swergold and Mr. Rose is 50 Osgood Place, Penthouse, San Francisco, CA 94133.
(7)	According to a Schedule 13G filed with the Securities and Exchange Commission on March 24, 2005. Remy W. Trafelet is the managing member of Trafelet & Company, LLC and shares voting and dispositive power over the shares. The address of Trafelet & Company, LLC and Mr. Trafelet is 900 Third Avenue, Fifth Floor, New York, NY 10022.
(8)	Includes 180,000 shares issued to Highview Ventures, LLC in connection with our acquisition of the assets of Supernation, LLC. Mr. Rosenblatt is the sole Managing Member of Highview and exercises shared voting and investment power over the shares held by Highview.
(9)	Includes 5,000 shares held by WRW Investments, L.P., a limited partnership in which Mr. Woodward holds shared voting and investment power.
(10)	According to a Form 4 filed with the Securities and Exchange Commission on March 2, 2005.

Item 13.	Certain Relationships and Related Transactions

In connection with its investment in the Company in October 2003, VantagePoint Venture Partners (“VantagePoint”) appointed David Carlick and Andrew Sheehan to the Board. The Company also entered into indemnification agreements with Messrs. Carlick and Sheehan that grant them contractual rights in addition to indemnity rights provided under the Company’s bylaws and Delaware General Corporate Law.

On April 16, 2004, VantagePoint purchased 3,050,000 shares of our common stock and 1,295,455 shares of our Series B preferred stock from 550 Digital Media Ventures, an affiliate of Sony Music Entertainment (“550 DMV”). 550 DMV’s rights associated with its common stock and the Series B preferred stock, including registration and voting rights, were transferred to VantagePoint.

On July 15, 2004, the Company entered into an agreement to purchase the assets of Supernation, LLC, which includes the Superdudes gaming network, for $125,000 in cash, 900,000 shares of common stock valued at approximately $1.8 million, and participation in certain future revenues. At the time of the transaction, Richard Rosenblatt owned approximately 25% membership interest in Supernation, LLC. Upon the review and approval of the Audit Committee, the Board adopted a resolution which granted a waiver of the conflict of interest provision contained in our Finance Code of Professional Conduct to Mr. Rosenblatt in connection with this transaction. Mr. Rosenblatt agreed to sell his membership interest in Supernation, LLC to avoid any participation in the future revenue sharing, thereby avoiding an ongoing potential conflict of interest. The Company issued 900,000 shares of common stock to Supernation, LLC on November 4, 2004, of which 180,000 shares were assigned to Highview Ventures, LLC, an entity of which Mr. Rosenblatt is the sole managing member, as consideration for his sale of membership interest.

The Company had a note due to SFX Entertainment, Inc. that was collateralized by 2,600,000 shares of the Company’s common stock owned by Brad Greenspan. The outstanding balance of the note was $320,000 as of March 31, 2004. The note was fully repaid in August 2004.

The shares of Series C preferred stock issued to VantagePoint in October 2003 earned an 8% annual dividend payable in additional shares of Series C preferred stock to be issued for a period of one year after issuance. We issued 249,860 shares of Series C preferred stock to VantagePoint as dividend during the fiscal year ended March 31, 2005.

On September 30, 2004, the $2.5 million promissory note held by VantagePoint was converted pursuant to its terms into 1,250,000 shares of Series C-1 preferred stock and VantagePoint’s security interest in the Company’s assets was released. We paid VantagePoint $100,822 of interest on the note during fiscal year 2005. The Series C-1 preferred stock earns an 8% annual dividend payable in additional shares of Series C-1 preferred stock to be issued on a quarterly basis for a period of one year after issuance. We issued 25,000 shares of Series C-1 preferred stock to VantagePoint on each of December 31, 2004, March 31, 2005, and June 30, 2005, and will issue an additional 25,000 shares on September 30, 2005. The Series C-1 preferred stock is covered by VantagePoint’s existing demand registration rights.

On December 7, 2004, the Company, Redpoint Ventures (“Redpoint”) and MySpace Ventures LLC (“MSV”), an entity owned by Company employees including Christopher DeWolfe, entered into a non-binding term sheet that contemplated the investment by Redpoint in a newly formed Company subsidiary that would own and operate the Company’s MySpace.com business. In connection with the execution of this term sheet, MSV agreed to invest $300,000 in the Company as consideration for the issuance of 75,000 shares of Company common stock and a five-year warrant to purchase 11,250 shares of Company common stock at $4 per share. The sale of stock and warrants to MSV was conditioned on, among other things, the completion of the MySpace transaction described above, and was consummated on July 8, 2005. As a managing member of MSV, Mr. DeWolfe received 50,000 shares of common stock and warrants to purchase 7,500 shares of common stock in the transaction.

On February 11, 2005, the Company and its wholly owned subsidiary, Social Labs LLC, along with Redpoint and MSV, entered into a series of agreements, and consummated a series of transactions, pursuant to which the Company and MSV contributed their ownership interests in the assets of the MySpace.com business to MySpace, Inc., a newly formed Delaware corporation. Prior to the transaction, the ownership interests in the assets of the MySpace.com business were held 67% by Social Labs and 33% by MSV. Simultaneously with the transfer of assets, MySpace sold a combination of common and preferred stock to Redpoint for a total purchase price of approximately $11.5 million, from which the Company received approximately $2.8 million in cash, a note from MySpace in the principal amount of $1.5 million, and a majority ownership stake in MySpace, Inc. Approximately $3.75 million of the total purchase price of $11.5 million went to MSV as partial consideration for its contribution of assets, and after completion of the transaction MSV owned a 19.9% interest and Redpoint owned a 25% interest in MySpace. Approximately 5% of the equity ownership was reserved for issuance of employee stock options. The Stockholders Agreement among the Company, Redpoint and MSV entitles the Company to buy out the other stockholders based on a valuation of $125 million if the Company receives a bona fide offer by a third party to acquire more than 50% of the stock or assets of Intermix prior to February 11, 2006. On July 18, 2005, the Company exercised this option following receipt of Fox’s offer to acquire the Company in connection with the Merger.

On March 9, 2005, the Company issued 1,973,425 shares of common stock to VantagePoint upon conversion of 1,973,425 shares of Series C preferred stock. The shares of common stock are subject to demand registration rights.

Item 14.	Principal Accountant Fees and Services

Fees Paid to Auditors

Audit Fees

Fees for audit services rendered during fiscal years 2005 and 2004 were $313,900 and $330,000 respectively, including fees associated with the annual audit, the review of our quarterly reports on Form 10-Q and filings with the Securities and Exchange Commission.

Audit-Related Fees

Fees for audit-related services rendered during fiscal years 2005 and 2004 were $25,900 and $79,000 respectively. Audit-related fees consist of consultations on accounting issues and the application of new accounting pronouncements, employee benefit plan audits, services related to business acquisitions and divestures and other attestation services.

Tax Fees

Fees for tax services rendered during fiscal years 2005 and 2004 were $75,800 and $53,000 respectively. Tax services consist of fees for the preparation of tax returns, assistance with tax planning strategies and tax examination assistance.

All Other Fees

There were no other fees for fiscal years 2005 and 2004.

The Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by the independent auditors to the Company and acts to assure that the independent auditors are not engaged to perform specific non-audit services prohibited by law or regulation. The Audit Committee has approved all such fees in advance of rendering services.

PART IV

Item 15(b)    Exhibits

The following exhibits are hereby added to the exhibit index set forth in Item 15(c) of the Original 10-K.

Exhibit Number	Exhibit Title/Description

3.01	Certificate of Incorporation of eUniverse, Inc. dated October 31, 2002(1)

3.02	Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002(1)

3.03	Certificate of Amendment of Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated February 17, 2004(2)

3.04	Certificate of Designation of Series B Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002(1)

3.05	Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock of eUniverse, Inc., dated February 17, 2004(2)

3.06	Certificate of Designation of Series C Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2003(3)

3.07	Certificate of Designation of Series C-1 Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2003(3)

3.08	Bylaws of Intermix Media, Inc.(4)

14	Intermix Media, Inc. Code of Conduct(2)

21	Subsidiaries of Intermix Media, Inc.*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Form 8-K filed on January 9, 2003.
(2)	Incorporated by reference to the Form 10-K filed on June 14, 2004
(3)	Incorporated by reference to eUniverse, Inc.’s Form 8-K filed on November 6, 2003.
(4)	Incorporated by reference to the Form 10-Q filed on August 13, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2005.

Intermix Media, Inc.

By:	/s/ LISA TERRILL
Lisa Terrill Chief Financial Officer