Form 10-Q
period 2005-06-30
Intermix Media, Inc.
filed 2005-08-15
CIK 1088244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 10, 2005, there were 35,229,145 shares of the Registrant’s common stock, par value $0.001 outstanding.

Intermix Media, Inc.

Form 10-Q

For the Three Months Ended June 30, 2005

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Intermix Media, Inc.

Consolidated Balance Sheets

(in thousands, except par value data)

	June 30, 2005 (Unaudited)	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$14,562	$14,153
Restricted cash	1,806	1,798
Accounts receivable, net	11,936	9,554
Inventories, net	4,032	2,742
Prepaid expenses and other assets	3,859	4,113

Total current assets	36,195	32,360
Property and equipment, net	9,488	6,514
Goodwill	21,169	21,168
Other intangible assets, net	4,954	5,465
Deposits and other assets	870	1,089

Total assets	$72,676	$66,596

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,926	$6,912
Accrued expenses	7,333	5,169
Deferred revenue	2,756	2,931
Income taxes payable	440	201
Current portion of debt obligations	1,875	1,875
Current portion of capitalized lease obligations	13	24

Total current liabilities	18,343	17,112
Long-term debt obligations, less current portion	7,125	4,725
Capitalized lease obligations, less current portion	7	9
Other long term liabilities	181	85
Minority Interest	6,074	5,545

Total liabilities	31,730	27,476

Stockholders’ equity:
Preferred stock, $0.10 par value; 40,000 shares authorized; 7,056 and 7,077 shares issued and outstanding, respectively	758	750
Common stock, $0.001 par value; 250,000 shares authorized; 34,923 and 34,592 shares issued and outstanding, respectively	35	34
Additional paid-in capital	96,219	95,564
Accumulated deficit	(56,066)	(57,228)

Total stockholders’ equity	40,946	39,120

Total liabilities and stockholders’ equity	$72,676	$66,596

See Notes to Consolidated Financial Statements

Intermix Media, Inc.

Consolidated Statements of Operations

(in thousands, except per share data - unaudited)

	Three Months Ended June 30,
	2005	2004
Revenues	$26,679	$16,747
Cost of revenues	4,194	3,993

Gross profit	22,485	12,754

Operating expenses:
Marketing and sales	10,190	6,539
Product development	2,968	1,633
General and administrative	7,425	4,334
Restatement professional fees	—	(337)
Amortization of other intangible assets	511	267

Total operating expenses	21,094	12,436

Operating income	1,391	318
Interest income (expense), net	13	(89)

Income from continuing operations before income taxes	1,404	229
Income taxes	(652)	(5)

Income from continuing operations	752	224
Loss from discontinued operations	—	(104)
Gain on sale of Skilljam (discontinued operation)	1,000	—
Minority interest, net of taxes	(530)	10

Net income	1,222	130
Preferred stock dividends and liquidation preference	(60)	(170)
Income allocated to preferred stockholders	(298)	(47)

Income (loss) to common stockholders	$864	$(87)

Income (loss) per common share:
Continuing operations	$0.02	$—
Gain on sale of Skilljam	0.02	—
Minority interest	(0.02)	—

Basic income (loss) per common share	$0.02	$—

Diluted income (loss) per common share	$0.02	$—

Basic weighted average common shares	34,736	28,853
Diluted weighted average common shares	44,900	31,162

See Notes to Consolidated Financial Statements

Intermix Media, Inc.

Consolidated Statements of Cash Flows

(in thousands - unaudited)

	Three Months Ended June 30,
	2005	2004
Operating activities:
Net income	$1,222	$130
Net cash provided by discontinued operations	—	90
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	573	379
Amortization of other intangible assets	511	267
Other non-cash charges	43	35
Income taxes payable	240	(8)
Provision (benefit) for doubtful accounts	76	(93)
Minority interests	530	(10)
Changes in other current assets	(3,502)	(1,786)
Changes in current liabilities	1,004	(329)

Net cash provided by (used in) operating activities	697	(1,325)

Investing activities:
Purchases of property and equipment	(3,546)	(584)
Purchases of other intangible assets	—	(67)

Net cash used in investing activities	(3,546)	(651)

Financing activities:
Repayment of capital lease obligations	(13)	(292)
Proceeds from debt obligations	—	(212)
Proceeds from issuance of equipment financing notes	2,400	—
Proceeds from reduction in letter of credit	248	—
Proceeds from exercise of stock options and warrants	623	—

Net cash provided by (used in) financing activities	3,258	(504)

Change in cash and cash equivalents	409	(2,480)
Cash and cash equivalents, beginning of period	14,153	6,245

Cash and cash equivalents, end of period	$14,562	$3,765

Supplemental Cash Flow Information:
Cash paid for interest	$16	$65
Cash paid for income taxes	434	60
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Preferred stock dividends and liquidation preference	60	170

See Notes to Consolidated Financial Statements

Intermix Media, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1.	The Company and Basis of Presentation

Intermix Media, Inc., a Delaware Corporation (the “Company” or “Intermix”), is a “new media” company with a unique combination of popular and synergistic Internet entertainment properties and results driven Internet marketing and e-commerce businesses and assets. The Company utilizes proprietary technologies, compelling content, unique community features, analytical marketing and specialized e-commerce tools to generate predominantly advertising, subscription and e-commerce revenues. The Company operates in two business segments: the product marketing segment, referred to as Alena, and the network segment, referred to as the Intermix Network. The Intermix Network blends user-generated and proprietary online content that motivates users to spend more time on the Network and to invite their friends to join them. By integrating social networking applications, self publishing and viral marketing, the Intermix Network has grown to over 30 million U.S. visitors per month, ranking it among the most popular destinations for U.S. Internet users today. Intermix also leverages its optimization technologies, marketing methodologies and the Internet through its Alena unit, where it launches branded consumer product offerings. Alena expands Intermix’s consumer reach by marketing select high margin and innovative products directly to the consumer across the Internet. In doing so, Alena cost-effectively builds consumer brands and creates additional offline revenue opportunities for the Company through strategic partnerships and joint ventures. The Company conducts operations from facilities located in Los Angeles, California; Mount Vernon, Washington, and Newton, Massachusetts.

These consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, as amended.

Note 2.	Accounting Policies

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

Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. The Company uses a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas in particular that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, the two primarily approaches used are the discounted cash flow method and market comparison method. Some of the more significant estimates and assumptions inherent in the two approaches include projected future cash flows (including timing), discount rate reflecting the risk inherent in the future cash flows, perpetual growth rate, determination of appropriate market comparables, and the determination of whether a premium or a discount should be applied to comparables.

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

Restricted cash and deposits

At June 30, 2005 and March 31, 2005, the Company had $1,806,000 and $1,798,000, respectively, of funds held by banks as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. These amounts are reflected as restricted cash, and fluctuate based on a percentage of dollar volume processed by the merchant bank, during the trailing six-month period. Also included in the restricted cash balance at June 30, 2005, and March 31, 2005, there is an escrow account containing $1.0 million related to the deferred gain attributed to the sale of assets of the Company’s SkillJam business in July 2004. The funds were released from the escrow account in August 2005 thereby allowing the deferred gain to be recognized during the first quarter of fiscal year 2006. In addition, the Company has $392,000 and $640,000 in certificates of deposit at June 30, 2005 and March 31, 2005, respectively, which collateralize operating and capital lease obligations. These certificates of deposit are classified as long-term deposits.

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

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts by applying a partial reserve for all accounts receivable outstanding based upon historical experience. In addition, there is a specific reserve for accounts with a high likelihood of becoming uncollectible. Bad debt expense (benefit) was $76,000 for the first three months ended June 30, 2005 and ($93,000) for the three months ended June 30, 2004. The allowance for doubtful accounts was $602,000 at June 30, 2005 and $583,000 at March 31, 2005.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. At June 30, 2005, inventories consisted of finished goods. The Company periodically reviews the on hand inventory for excess and obsolete finished goods. Excess inventory is considered an on hand quantity that exceeds forecasted quantities to be sold within the following twelve months or after the expiration date. Obsolete inventory is determined by a review of products that cannot be profitably marketed at current industry advertising rates.

Prepaid expenses

Prepaid expenses are stated at the acquisition cost less amortization for services rendered as of the balance sheet date. The remaining balance is expensed in future periods, not to exceed 12 months from the balance sheet date.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets or terms of the related capital lease agreements. Computers and equipment and purchased software are depreciated over five years. Depreciation of the assets is based on the in-service date, and maintenance and repairs are charged to expense as incurred.

Goodwill and other intangible assets

The Company records goodwill as the excess of the purchase price over the fair value of the identifiable net assets acquired and goodwill is not amortized. Other intangible assets with definite lives are amortized on a straight-line basis over periods ranging from three to seven years. In fiscal year 2002, certain other intangible assets were considered to have indefinite lives and were not amortized; however, in fiscal year 2003, the Company began amortizing the other intangible assets that had been previously classified as having indefinite lives.

The Company assesses the potential impairment of goodwill and other intangible assets with indefinite lives in the fourth quarter of each fiscal year, or whenever events or circumstances suggest that the carrying value may not be recoverable. The Company assesses the potential impairment of intangible assets with definite lives whenever events or circumstances suggest that the carrying value may not be recoverable. If the carrying value exceeds fair value, the Company recognizes an impairment loss for the excess. Fair value is determined based on the estimated future cash inflows on a discounted basis attributable to the asset less estimated future cash outflows attributable to the assets on a discounted basis. The assessment of the potential impairment of goodwill and other intangible assets requires significant judgment and estimates. The Company did not record any impairment of goodwill and other intangible assets with indefinite lives in the first quarter ended June 30, 2005.

Accrued expenses

Included in accrued expenses are $1,842,000 and $1,441,000 of accrued compensation at June 30, 2005 and March 31, 2005. Accrued expenses also includes payments due to affiliates of the Company for $2,847,000 and $1,508,000 at June 30, 2005 and March 31, 2005, respectively. Affiliates represent third party entities who have integrated the Company’s offerings into their websites. In addition, accrued expenses includes estimated reserves for sales returns. The Company determines its estimated sales returns based on the Company’s experience of the amount of sales actually returned for a refund, as defined in the return policy. Estimated reserves for sales returns were $502,000 at June 30, 2005 and $689,000 at March 31, 2005.

Revenues

Product marketing revenue is generated primarily through the sale of products to customers over the Internet reduced by sales returns to arrive at net sales. Sales to customers are primarily on a continuity basis, in which customers agree to accept regularly scheduled shipments of selected products, as well as through individual orders of products. Under the Company’s product continuity program, customers receive an initial shipment of the product they select on a risk-free trial basis. Revenue related to this initial shipment is deferred, and it accounts for the majority of total deferred revenues. If the customer returns the product within the risk-free period, the customer will receive no further shipments and the deferred revenue is reversed. If after the conclusion of the risk-free trial period the customer keeps the product, the customer’s credit card is charged for the initial shipment and the deferred revenue related to the initial shipment of product is recognized. Revenue related to individual orders of products by customers is recognized upon shipment. Fulfillment of product orders is handled both internally and through third-parties, and in all cases the Company takes title to the goods prior to shipment. In addition, consigned inventory, held at third-party distribution facilities, is recorded in revenue upon the sale to the distributor’s customer. Shipping and handling fees charged to customers are included in revenues, and shipping and handling costs are included in cost of revenues.

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

Subscription and non-refundable membership revenues are recognized ratably over the term of the subscriptions or membership. Deferred revenue attributed to subscription and non-refundable membership revenues account for a small portion of total deferred revenues and consists primarily of subscription revenues billed in advance of the term of service. Upon commencement of the subscription or membership, the Company records deferred revenue for the fee charged. The deferred revenue is then recognized ratably over the period of the arrangement.

Stock-based compensation

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value-based method of accounting. Compensation expense is measured at the grant date as the difference between the fair value of the stock and the exercise price, if any. Compensation expense is recognized immediately if vesting is at issuance or ratably over the vesting period if the options vest over time. Common stock issued to vendors is valued at the closing market price on the date of issuance and other equity instruments granted to consultants and vendors are valued using the Black-Scholes option-pricing model.

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

	Three Months Ended June 30,
	2005	2004
Income (loss) to common stockholders:
As reported	$864	$(87)
Add: stock based compensation expense in income (loss) to common stockholders	—	—
Less: stock-based compensation expense determined by the fair value method	(680)	(620)
Add: expense allocated to preferred stockholders	116	130

Pro forma income (loss) to common stockholders	$300	$(577)

Income (loss) to common stockholders:
Basic per share – as reported	$0.02	$—
Basic per share – pro forma	0.01	(0.02)
Diluted per share – as reported	0.02	—
Diluted per share – pro forma	0.01	(0.02)

The Company’s fair value calculation for pro forma purposes in the first quarter 2005 and 2006 was made using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended June 30,
	2005	2004
Expected volatility	86% - 134%	86% - 134%
Risk free interest rate	2.33% - 5.72%	2.33% - 5.72%
Expected lives	5-6 years	5-6 years
Dividend rate	—	—

Advertising costs

Advertising costs, except for costs associated with direct-response advertising, are charged to marketing and sales expense when incurred. Included in marketing and sales expense for the first three months ended June 30, 2005 and 2004 was $6,198,000 and $3,853,000, respectively, of advertising and media space costs and affiliate commission costs, respectively.

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

Discontinued operations

We sold the SkillJam business unit to CES Software PLC on July 30, 2004. The sale proceeds were $8 million and we realized a $4.7 million gain on sale of assets, net of $129,000 of income taxes. We paid off a related $1.2 million acquisition earn out obligation to a company owned by two SkillJam employees. A one year, $1 million escrow was established for certain indemnification obligations and the funds were released in August 2005; therefore, we recorded an additional $1 million gain on this sale. We believe this recognition of gain of $1 million to be reasonable because the Company has satisfied the provisions in the SkillJam purchase agreement regarding the release of the escrow funds. Although the Company’s indemnity obligations continue beyond the term of the escrow period, we believe the remaining contingencies relating to patents or other matters relating to the acquisition will not have a material effect on the financial statements and the amounts of any such asserted contingencies are not reasonably estimatible or probable of assertion and sustained at this time. In addition, we will receive a percentage of the net revenue from the sale of the SkillJam technology to the buyer’s European customers over five years. As of June 30, 2005 we have not received any payments with respect to this earn-out component.

Minority interest

Minority interest for the three months ended June 30, 2005 and 2004 represents minority ownership in the Company’s subsidiary MySpace, Inc. (“MySpace”) and with Alena’s joint venture agreement. The joint venture agreement relates to the product marketing arrangements with Alena as joint ventures with the supplier, inventor, or originator of certain products.

Income per share

Basic income per share is computed as net income (loss) less accretion of the Series A preferred stock, stock dividends on Series C preferred stock and income allocated to preferred stockholders divided by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted income per share does not assume the conversion or exercise of securities that would have an anti-dilutive effect. For the first quarter of fiscal year 2006, options to purchase 567,000 shares of stock were excluded from the computation of income per share because their effect is anti-dilutive. For the first quarter of fiscal year 2005, options to purchase 2,757,000 stock options, 30,000 stock purchase warrants, 5,892,000 shares of Series A and C preferred stock and 1,250,000 shares issuable upon exercise of convertible debt were excluded from the computation of diluted income per share because their effect is anti-dilutive.

The computation of basic and diluted income (loss) per common share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2005	2004
Income from continuing operations:	$752	$224
Preferred stock dividends and liquidation preference	(60)	(170)
Income allocated to preferred stockholders	(128)	(47)

Income to common stockholders - basic	564	7
Loss from discontinued operations	—	(104)
Gain on sale of SkillJam	1,000	—
Minority interest	(530)	10
Income allocated to preferred stockholders	(170)	—

Income (loss) to common stockholders	$864	$(87)

Basic weighted average common shares	34,736	28,853
Conversion of preferred stock	7,133	1,889
Exercise of stock options	2,977	382
Exercise of stock purchase warrants	54	38

Diluted weighted average common shares	44,900	31,162

Income per common share:
Continuing operations	$0.02	$—
Discontinued operations	—	—
Gain on sales of Skilljam	0.02	—
Minority Interest	(0.02)	—
Basic income per common share	$0.02	$—

Diluted income per common share	$0.02	$—

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

Note 3.	Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2005	March 31, 2005
Furniture and fixtures	$285	$204
Computers and equipment	13,267	10,475
Leasehold improvements	263	84
Purchased software	1,464	1,083

	15,279	11,846
Less: accumulated depreciation	(5,791)	(5,332)

	$9,488	$6,514

Depreciation and amortization expense was $573,000 for the quarter ended June 30, 2005 and $379,000 for the quarter ended June 30, 2004.

Note 4.	Goodwill and Other Intangible Assets

The net carrying value of goodwill and other intangible assets was $26,123,000 as of June 30, 2005 and $26,633,000 as of March 31, 2005. Management assesses the potential impairment of goodwill and other intangible assets with indefinite lives to determine whether an impairment of value exists during its fourth fiscal quarter or whenever events or circumstances suggest that the Company value may not be recoverable. No indicators of impairment were identified in the quarter ended June 30, 2004 and 2005 respectively.

Other intangible assets consist of the following (in thousands):

	June 30, 2005	March 31, 2005
Customer lists	$2,398	$2,398
Domain names	2,723	2,723
License agreements	316	316
Websites	2,638	2,638
Other	2,306	2,306

	10,381	10,381
Less: accumulated amortization	(5,427)	(4,916)

	$4,954	$5,465

Amortization expense for other intangible assets was $511,000, for the quarter ended June 30, 2005 and $267,000 for the quarter ended June 30, 2005. The weighted-average life of the Company’s intangible assets equals 4.3 years. Amortization expense for other intangible assets for the future years ending March 31 is as follows (in thousands):

2006 (remaining nine months)	$1,365
2007	1,194
2008	822
2009	572
2010	343

$4,296

Note 5.	Debt Obligations and Capital Leases

Debt obligations consist of the following (in thousands):

	June 30, 2005	March 31, 2005
Settlement of Litigation (1)	$6,600	$6,600
Equipment Financing Notes (2)	2,400	—

	9,000	6,600
Less: current portion of debt obligations	(1,875)	(1,875)

	$7,125	$4,725

(1)	Pursuant to the terms of the Company’s agreement in principle with the Attorney General of the State of New York, the Company expects to pay a total of $7.5 million over three years to the State of New York. The $6.9 million reserve represents the present value of these payments, plus the related legal costs. Final resolution of this matter is subject to agreement by the parties on the specific provisions of, and the Court’s issuance of, a stipulated consent decree memorializing the terms of the settlement.

(2)	In June 2005, the Company’s subsidiary, MySpace entered into an Equipment Loan and Security Agreement with entities affiliated with Pinnacle Ventures, LLC and ORIX Venture Finance, LLC providing for MySpace to borrow up to $6 million in term loans over the next 12 months to finance the purchase of eligible equipment and pay related costs as defined in the Agreement. On June 21, 2005, Pinnacle and ORIX advanced $1.6 million and $800,000, respectively, under the Agreement. The advances will bear interest at a fixed rate equal to the prime rate plus 2.5% (8% for the first advance) and will be repaid on an interest-only basis for the first 12 months starting July 1, 2005 and will be fully amortized over a 24-month period starting July 1, 2006. Loans are secured by a first-priority lien on the financed equipment. The Equipment Loan and Security agreement does not contain any financial covenants by MySpace or any guaranty by the Company.

The following are payments due under capitalized leases and reflect the present value of future minimum rentals for future years ending March 31 (in thousands):

2006 (remaining nine months)	$11
2007	6
2008	4

Total minimum lease payments	21
Less: amounts representing interest	(1)

Present value of net minimum lease payments	20
Less: current portion of capital lease obligations	(13)

Long-term obligations under capital leases	$7

Equipment with a cost of $330,000 at June 30, 2005 is collateral for the capital lease obligations.

Note 6.	Commitments and Contingencies

Operating leases

The Company leases various facilities under non-cancelable operating leases that expire within the next four years. Minimum lease payments under these non-cancelable operating leases for the future years ending March 31 are as follows (in thousands):

2006 (remaining nine months)	$1,393
2007	1,135
2008	446
2009	349

Total	$3,323

Rent expense was $388,000 and $250,000 for the first three months of fiscal years 2006 and 2005, respectively.

Legal proceedings

As previously reported, on January 31, 2003 Arcade Planet, Inc. (“Arcade Planet”), a California corporation, filed a patent infringement complaint against the Company in the United States District Court for the District of Nevada. Arcade Planet alleges that the online skill-based gaming business owned and operated by the Company at the time of the filing of the lawsuit, and which the Company subsequently sold in July of 2004, infringed a patent held by Arcade Planet entitled the “918 Patent.” In the complaint, Arcade Planet seeks to prevent future infringement of the 918 Patent and compensation for lost profits or royalty damages. In April 2003, the Company filed an answer denying Arcade Planet’s allegations and seeking declaratory judgment from the Court that the Company has not infringed the 918 Patent and that the patent is invalid and unenforceable. In July 2003, the Court stayed this action pending reexamination by the United States Patent and Trademark Office (“USPTO”) of substantial new questions of patentability affecting certain claims underlying the 918 Patent. There have not been any material developments in this matter since the Company’s last report. In the event that the 918 Patent claims at issue survive or are reinstated, and Arcade Planet continues to pursue any claims of past infringement, the Company will reevaluate how to proceed.

As previously reported, a consolidated stockholder lawsuit styled as a class action under lead counsel and plaintiff is pending against the Company, several of its current and former officers and/or employees, and the Company’s former auditor in the United States District Court for the Central District of California (the “Securities Litigation”). The Securities Litigation arises out of the Company’s restatement of quarterly financial results for fiscal year 2003. As a result of mediation in November 2004, the parties entered into a Stipulation of Settlement in January 2005 pursuant to which the parties propose to settle the Securities Litigation for $5.5 million in cash paid by the Company’s insurance carriers. As discussed in more detail below, one of the Company’s insurance carriers, from whom the Company expects that approximately $1.3 million of the settlement will be paid, has reserved the right to seek reimbursement from the Company in the event it is determined that the carrier was not obligated to provide coverage for the lawsuit. The Court has preliminarily approved the settlement and formal notice of the settlement has been mailed to class members. The Court has scheduled a hearing regarding final approval of the settlement and dismissal of the lawsuit for September 19, 2005.

Also as previously reported, two purported stockholder derivative actions, which are substantially similar, were filed in May 2003 against various current and former directors, officers, and/or employees of the Company (collectively, the “Derivative Litigation”). One of the actions remains pending in the United States District Court for the Central District of California (the “Federal Court Derivative Action”) and the other action, which was consolidated from two actions, was dismissed by the Superior Court of California for the County of Los Angeles in October 2004 (the “State Court Derivative Action”). The Derivative Litigation similarly arises out of the Company’s restatement of quarterly financial results for fiscal year 2003 and includes claims of breach of fiduciary duty in connection with the restatement and allegedly improper insider sales of Company stock by one officer and one former Company employee. The plaintiff in the State Court Derivative Action has appealed the decision of the Superior Court to dismiss the lawsuit. The Company intends to oppose the appeal and petition the Appellate Court to affirm the dismissal. The Federal Court Derivative Action was stayed by mutual agreement of the parties since its inception pending determination of whether plaintiffs in the Securities Litigation will be able to state a claim against the defendants. In light of the anticipated settlement of the Securities Litigation, and unless a mutually acceptable resolution can be achieved, the Company expects, upon expiration of the stay of the matter, to move to dismiss the Federal Court Derivative Action on substantially the same grounds as the State Court Derivative Action.

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

As noted above, one of the Company’s insurance carriers, Royal Indemnity Company, Inc. (“Royal”), underwriter of the Company’s excess director and officer liability policy (the “Excess Policy”), has agreed to fund approximately $1.3 million of the settlement of the amount in Securities Litigation while reserving its right, if any, to seek reimbursement from the Company in the event it is determined that Royal was not obligated to provide coverage for the lawsuit. Royal has also agreed to provide coverage for certain claims in the Securities and Derivative Litigation, if necessary, and in connection with the arbitration with Saggi and Bridge, subject in each instance to the limits and other terms and conditions of the policy. In May 2005, Royal filed an action in the United States District Court for the Central District of California for Declaratory Relief and Reimbursement. Royal sought adjudication of the rights and obligations of the parties under the Excess Policy and, in the event Royal was not obligated to provide coverage in connection with the Securities Litigation, reimbursement of amounts paid and to be paid for which coverage is not available. In July of 2004, Royal dismissed its lawsuit without prejudice. Royal has indicated that it will instead file a substantially similar lawsuit in California State Court absent some resolution of the matters and issues in the near future. The Company believes coverage is mandated under the policy and will seek to enforce its rights accordingly.

As previously reported, Brad Greenspan, the Company’s former Chairman and Chief Executive Officer who was asked to resign as CEO and was removed as Chairman in the Fall of 2003, threatened to file a lawsuit for claims he allegedly has against the Company, various of its current and former directors and officers, VantagePoint Venture Partners, a large stockholder in the Company (“VantagePoint”), and certain of VantagePoint’s principals and affiliates. In a draft complaint Mr. Greenspan delivered to the Company, Mr. Greenspan alleged claims of libel and fraud against Intermix and various of its current and former officers and directors, claims of intentional interference with contract and prospective economic advantage, unfair competition and fraud against VantagePoint and certain of its affiliates and principals, and claims that the Company’s forecasts of profitability leading up to the January 2004 annual shareholder meeting and associated proxy contest waged by Mr. Greenspan were false and misleading. These purported claims generally related to the Company’s decision to consummate the VantagePoint financing in October 2003, Mr. Greenspan’s contemporaneous separation from the Company, and matters arising during the proxy contest. Mr. Greenspan’s draft complaint also alleged that the Company’s acquisition of the assets of Supernation LLC in July of 2004 involved breaches of fiduciary duty. Mr. Greenspan subsequently notified the Company of his intent to instead pursue claims in a derivative action.

Also as previously reported, on February 10, 2005, Mr. Greenspan did indeed file a derivative complaint in Los Angeles Superior Court with substantially the same allegations as contained in the draft complaint previously provided to the Company. The complaint includes claims for breach of fiduciary duty, indemnification, unfair competition and fraud. Mr. Greenspan seeks remittance of compensation received by the various current and former director and officer defendants, unspecified damages, removal of various Company directors, disgorgement of unspecified profits, reformation of the Supernation purchase, punitive damages, fees and costs, injunctive relief and other remedies. The Company and other defendants have filed motions challenging the validity of the action and the Company is evaluating claims it and/or its current and former directors and officers may have against Mr. Greenspan. The Company’s defense and pursuit of the foregoing may require significant time, attention and resources and, regardless of the outcome, may result in significant legal expenses.

As previously reported, on April 28, 2005, the Attorney General of the State of New York (the “NY AG”) commenced an action against the Company for alleged unlawful and deceptive acts and practices associated with the Company’s distribution of toolbar, redirect and contextual ad serving applications (“downloads”). The NY AG asserted that the Company and/or third parties distributed downloads that were installed by users without sufficient notice or consent and in a manner that made it difficult to locate and remove the programs. The petition seeks disgorgement of profits, civil penalties and other remedies. As previously announced, we reached an agreement in principle with the NY AG pursuant to which the Company expects to pay a total of $7.5 million over three years to the State of New York, and the Company will discontinue distribution of its adware, redirect and toolbar programs. Final resolution of this matter is subject to the Court’s issuance of, and the parties’ agreement to specific provisions of, a Stipulated Consent Decree memorializing the terms of the settlement. No assurance can be given that agreement on the specific terms of a Stipulated Consent Decree will be achieved or that any other requirements for final resolution of the matter will be satisfied. The Company does not expect the Stipulated Consent Decree to resolve any individual liability the Company’s former CEO and Chairman, Brad Greenspan, may have for his role in the alleged conduct at issue, and the Company has agreed to cooperate with the NY AG in connection with any investigation concerning same. The Company has not admitted any wrongdoing or liability and expects the final agreement with the NY AG to reflect this fact. We voluntarily suspended any ongoing distribution of the relevant applications in April 2005, and the expected payments to New York exceed any and all profits associated with the Company’s distribution of the subject downloadable applications. Nevertheless, other public or private entities could bring actions against the Company based on factual allegations and causes of action similar to those underlying the NY AG action. The cost of responding to or defending against any such investigations, regulatory proceedings or litigation (including those described below) could be significant and, if the Company is unsuccessful in its defense, the cost of any judgment or settlement in connection with such proceedings could have a material adverse effect on our business.

As previously reported, in May 2005, the Company was served with a Statement of Claim filed by an individual in the Federal Court of Canada in Montreal. The Plaintiff in the action purports to act on behalf of an unspecified class of individuals who have been allegedly damaged by the Company’s violation of provisions of Canada’s 1985 Competition Act in connection with the Company’s distribution of downloadable ad serving, redirect and toolbar programs. The plaintiff is seeking an award of unjust enrichment, civil penalties and costs in unspecified amounts. The Company has recently filed a motion seeking dismissal of the lawsuit on the grounds that the Court lacks jurisdiction over the alleged claims and over the Company and that the claims of the plaintiff are factually baseless. The Company disputes the allegations of the Statement of Claim, believes they are without merit and intends to vigorously defend itself in this matter.

A similar complaint has recently been filed by an individual against the Company in the in the United States District Court for the Central District of California. The Plaintiff in the action purports to act on behalf of all United States residents who, during the period from July 25, 2002 to the present, had spyware or adware put onto their computers by Intermix. The complaint alleges claims of trespass, unjust enrichment, violation of a California penal statute concerning unauthorized access to computers, computer systems and data, and unfair and deceptive business practices. The plaintiff is seeking an order certifying a class and appointing a class representative and class counsel, injunctive relief, disgorgement of ill-gotten gains, and an award of unspecified damages, attorneys’ fees, costs and expenses.

On August 9, 2005, Beneficial Innovations, Inc. (“BII”) filed a patent infringement complaint against Intermix and another unaffiliated company in the United States District Court for the Central District of California. BII alleges, on information and belief, that aspects of the Company’s Grab.com website infringe a patent relating to a method and system for playing games on a network entitled the “702 Patent.” In the complaint, BII seeks to enjoin the Company from infringing the 702 Patent and seeks unspecified compensatory damages, fees and costs. At this time, the Company cannot assess the likelihood of a favorable or unfavorable outcome in this litigation or the potential impact, if any, of the lawsuit on the Company’s business, prospects and future results of operations.

Note 7.	Stockholders’ Equity and Equity Compensation Plans

As of June 30, 2005, there are 194,000 shares of Series A preferred stock outstanding that are convertible into 265,000 shares of common stock at the applicable conversion rate. As of June 30, 2005, there are 1,750,000 outstanding shares of Series B preferred stock and 5,111,575 outstanding shares of Series C and C-1 preferred stock all of which are convertible into 6,861,575 shares of common stock at the current conversion rates. In the three months ended June 30, 2005, 46,831 shares of Series B preferred were converted into 46,831 shares of common stock. In the three months ended June 30, 2005, no shares of Series A preferred stock were converted into shares of common stock.

The following is a summary of stock option activity (in thousands, except per share data):

	Three months ended June 30, 2005		Three months ended June 30, 2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	9,134	$2.57	7,844	$2.28
Granted	344	6.07	617	2.09
Exercised	(285)	7.81	—	—
Cancelled	(2)	—	(631)	2.33

Outstanding at end of period	9,191	2.81	7,830	2.25

Exercisable at end of period	4,418		3,664

The following table summarizes information about stock options outstanding at June 30, 2005 (in thousands, except per share data):

	Options Outstanding		Options Exercisable
Per Share Price Range	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.01-7.00	786	$6.41	241	$6.00
3.01-5.00	1,409	3.95	231	3.91
1.00-3.00	6,996	2.18	3,946	2.26

	9,191		4,418

MySpace stock compensation plan

MySpace adopted a stock option plan in February 2005. Stock options under this plan may be granted to officers, directors, employees and consultants of MySpace. 1,438,640 shares of MySpace common stock have been reserved for issuance under the plan. As of June 30, 2005, 851,920 stock options were granted to employees. Stock options granted under the plan typically vest over four years, with 25% of the options vesting after 12 months and 75% vesting quarterly over the remaining three years.

Employee stock purchase plan

The Company has an employee stock purchase plan that can issue up to 1,250,000 shares of common stock. There were no shares issued or due to be issued under this plan for the quarter ended June 30, 2005.

Warrants

The Company has granted warrants to purchase common stock in connection with debt issuance and professional services. The following is a summary of warrant exercise activity (in thousands, except per share data):

	Three months ended June 30, 2005		Three months ended June 30, 2004
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	180	$2.20	258	$2.20
Granted	—		—
Exercised	—		—
Cancelled	(10)		—

Outstanding at end of period	170	4.12	258	2.20

Exercisable at end of period	170	4.12	258	2.20

Note 8.	Income Taxes

The components of the provision for income taxes for the three months ended June 30, are as follows (in thousands):

	2005	2004
Federal:
Current	$466	$—
Deferred	72	—
State:
Current	93	5
Deferred	21	—

Provision for income taxes	$652	$5

Income tax expense for the the three months ended ended June 30, 2005 for the Company and its entire tax return consolidated group members consisted only of state minimum taxes of $8,000. Income expense for the three months ended June 30, 2005 also includes regular federal and state income taxes related to MySpace, Inc. in the amount of $466,000 and $85,000, respectively. MySpace, Inc. is majority owned by the Company and it is not part of the Company’s consolidated tax group. MySpace, Inc. will continue to pay taxes to the extent that it generates taxable income.

All corporations that are owned 50% or more by Intermix Media, Inc. have been included in the consolidated group for financial reporting purposes; however, for federal and state income tax reporting purposes, the regulations require that a corporation must be owned at least 80% or more to be included in the consolidated group.

The following is a reconciliation of the differences between the provision for income taxes at the federal statutory rate and the actual provision for income taxes for the three months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three months ended June 30,
	2005	2004
Provision at federal statutory tax rate	$787	$—
State income taxes	134	5
Stock compensation	(497)	—
Other	83	—
Discontinued operations	—	—
Valuation allowance	145	—

Provision for income taxes	$652	$5

At June 30, 2005, the Company’s federal and state net operating loss carry forwards amounted to $40,424,000 and $14,133,000, respectively. In addition, these net operating loss carry forwards include $7,512,000 of losses created by the exercise of non-qualified stock options, and the early disposition of incentive stock options, the benefit of which will be recorded through stockholder’s equity. The use of these net operating loss carry forwards will be recorded based on the order they originated. Unused net operating loss carry forwards begin to expire between 2021 and 2022. Management has provided for a full valuation allowance for net deferred tax assets of the Company and its subsidiaries only, as the realization is well beyond the twelve-month time horizon the Company is using for valuation purposes.

The utilization of net operating losses is subject to annual limitations if a change in ownership by 5% or more stockholders within a three-year period that aggregates 50 percentage points or more occurs.

Management has determined that as of November 18, 2003, the aggregate change in ownership by the Company’s 5% stockholders had exceeded 50 percentage points within a three year period, thus utilization of the Company’s net operating losses is limited with respect to its federal net operating loss carry forwards available on that date of approximately $26,900,000. All net operating losses occurring subsequent to that date are not subject to these limitations unless another change in ownership occurs that exceeds 50 percentage points in a three-year period. As of June 30, 2005, management has determined that no additional change in ownership exceeding 50 percentage points has occurred since November 18, 2003.

Deferred tax assets and liabilities consist of the following (in thousands):

	June 30, 2005	March 31, 2005
Deferred tax assets:
Net operating loss carry forwards	$14,567	$14,330
Accounts receivable, inventories and accrued expenses	2,690	2,825
Goodwill and other intangible assets	(202)	(201)
Other	35	32

	17,090	16,986
Valuation allowance	(16,240)	(16,095)
Deferred tax liabilities:
Property and equipment	(856)	(804)

Net deferred tax assets (liabilities)	$(6)	$87

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

Deferred tax assets of MySpace as of June 30, 2005 consist of primarily accrued expenses, reserves for bad debts, and depreciation and amortization in the amount of $173,000, offset by a deferred tax liability consisting of prepaid expenses in the amount of $179,000, for an overall net deferred tax liability of $6,000.

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

Summarized information by segment from internal management reports is as follows (in thousands):

	Three Months Ended June 30
	2005	2004
Revenues:
Product marketing	$13,945	$10,557
Network	12,734	6,190

Total revenues	$26,679	$16,747

Gross profit:
Product marketing	$9,964	$6,767
Network	12,521	5,987

Total gross profit	$22,485	$12,754

During the first quarter of fiscal year 2006, sales to two customers exceeded 10% of segment revenues. Sales to these two customers represented 14% and 10%, respectively of network segment revenues, and sales to the top 10 customers were approximately 56% of segment revenues. In the product marketing segment, sales to the top 10 customers were less than 2% of segment revenues. Revenues from the sale of Hydroderm, Body Shape and Dream Shape products were approximately 68%, 14% and 5%, respectively of product marketing revenues in the three month period ended June 30, 2005. Most of the products sold in the three month period ended June 30, 2005 were purchased from five vendors.

During the first quarter of fiscal year 2005, two customers exceeded 10% of segment revenues. These two customers represented 31% and 11%, respectively of network segment revenues. In the product marketing segment, sales to the top 10 customers were less than 1% of segment revenues. In the network segment, sales to the top 10 customers were approximately 54% of segment revenues. Revenues from the sale of Body Shape, Dream Shape and Hydroderm products were approximately 20%, 20% and 37%, respectively of first product marketing revenues in the three month period ended June 30, 2004. Most of the products sold in the three month period ended June 30, 2004 were purchased from the three vendors.

The Company does not allocate assets to business segments because product marketing and network segment assets minus liabilities, other than goodwill and other intangible assets, are not significant. Goodwill and other intangible assets by business segment are as follows (in thousands):

	June 30, 2005	March 31, 2005
Product marketing	$93	$94
Network	26,024	26,532
Corporate	6	7

Total	$26,123	$26,633

Note 10.	Subsequent Events

On July 8, 2005, the Company consummated the sale of 75,000 shares of common stock and five-year warrants to purchase an additional 11,250 shares of common stock at $4 per share to MySpace Ventures LLC (“MSV”), an entity owned by Company employees including Christopher DeWolfe, the chief executive officer of MySpace, for an aggregate purchase price of $300,000. As previously reported, the Company entered into an agreement to sell the shares and warrants to MSV, subject to certain conditions to closing, in December of 2004 in conjunction with the investment in the Company by affiliates of Redpoint Ventures on similar terms. As a managing member of MSV, Mr. DeWolfe received 50,000 shares of common stock and warrants to purchase 7,500 shares of common stock in the transaction. The shares and warrants are subject to piggyback registration rights.

On July 18, 2005, the Company entered into an Agreement and Plan of Merger with Fox Interactive Media, Inc., a subsidiary of News Corporation (“Fox”), Project Ivory Acquisition Corporation, a wholly owned subsidiary of Fox (“Merger Sub”), and News Corporation with respect to specified sections of the agreement (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Fox (the “Merger”).

At the effective time of the Merger, each share of the Company’s capital stock outstanding immediately prior to the effective time of the Merger (including any shares of Company common stock issued prior to the effective time upon the exercise of options or warrants or upon conversion of preferred stock), other than shares held by the Company, its wholly-owned subsidiaries, Fox or Merger Sub or by dissenting holders who properly exercise appraisal rights under Delaware law, will be automatically converted into the right to receive cash, without interest and less any applicable withholding taxes, in the amounts indicated in the chart below.

Capital Stock	Cash Payment Amount
Common Stock	$12.00/share
Series A Convertible Preferred Stock	$12.00/share
Series B Convertible Preferred Stock	$14.60/share
Series C Convertible Preferred Stock	$13.50/share
Series C-1 Convertible Preferred Stock	$14.00/share

Each outstanding option to purchase Company common stock that is vested as of the effective time of the Merger, including those options that vest as a result of the Merger, will be cancelled at the effective time of the Merger and the holder of such option will be entitled to receive a cash payment, without interest and less any applicable withholding taxes, equal to the product of the excess, if any, of $12.00 over the applicable option exercise price and the number of shares of Company common stock subject to such option (the “Option Spread”).

Each outstanding option to purchase Company common stock is not vested as of the effective time of the Merger, and does not become vested as a result of the Merger (a “Company Unvested Option”), will be cancelled at the effective time of the Merger and the holder of such Company Unvested Option will be entitled to receive 50% of the Option Spread, payable in installments made when and if such Company Unvested Option would have vested, except that the option holder’s right to receive these payments will be subject to certain conditions, including (a) continued employment of the holder of the option by News Corporation or its subsidiaries, (b) the execution of a waiver of existing contractual severance arrangements and non-compete agreement by the option holder prior to the effective time of the Merger (if the option holder is a specified executive of the Company that has an employment agreement with the Company providing for certain severance payments upon a termination of employment on or after a change of control), and (c) the execution of an agreement acceptable to Fox Interactive Media and the Company by the option holder prior to the effective time of the Merger (if the option holder is not a specified executive of the Company).

Consummation of the Merger is subject to customary conditions, including stockholder approval, absence of any law or order prohibiting the closing, and expiration or termination of the Hart-Scott-Rodino waiting period and certain other regulatory approvals. In addition, each party’s obligation to consummate the Merger is subject to the accuracy of the representations and warranties of the other party and material compliance of the other party with its covenants. Prior to entering into the Merger Agreement, the Company’s Board of Directors agreed to accelerate all unvested options to purchase Company common stock held by Richard Rosenblatt, the Company’s Chief Executive Officer, effective immediately prior to the closing of the Merger.

In connection with the Merger, on July 18, 2005, the Company exercised its option to acquire the outstanding equity interest of MySpace that it does not already own for approximately $69 million pursuant to the Stockholders Agreement, dated February 11, 2005, by and among the Company and the stockholders party thereto, as amended. Pursuant to the terms of the Merger Agreement, Fox or Merger Sub is obligated to loan the Company up to $69 million to fund the Company’s purchase of the MySpace stock upon the Company’s request. However, if the Merger Agreement were to be terminated, this loan obligation of Fox and Merger Sub would also terminate, and the Company would be required to seek other funding to complete its purchase of the shares of MySpace stock that the Company does not already own. If the loan is funded by Fox or Merger Sub, its repayment will be secured secured by all of the Company’s assets, including the stock that it holds in MySpace, Inc. and all rights with respect to that stock; in the event that the Merger Agreement terminates after the Company has drawn upon the loan from Fox and consummated the purchase option for the equity interests in MySpace, Inc. that it does not already own, it may not have, or be able to obtain, sufficient funds to repay such loan and Fox may consequently have the right to foreclose upon the Company’s equity interests in MySpace, Inc. Completion of MySpace purchase is scheduled to occur on October 14, 2005.

The Company expects to incur approximately $9.0 million in professional fees and other expenses related to the negotiation of the Merger Agreement and the consummation of the Merger, a substantial portion of which will be accrued or paid during the quarter ended September 30, 2005. This amount consists primarily of fees of the Company’s two financial advisors of approximately $6.4 million, of which $4.9 million is contingent upon successful completion of the Merger; an estimated $2 million in fees and expenses of the Company’s outside legal counsel; and approximately $53,000 in fees and expenses of the Company’s independent auditors. In addition, the Company expects to engage a proxy solicitation firm and will incur printing and mailing expenses for the preparation of a proxy statement in connection with a special meeting of stockholders to be held for the purpose of approving the Merger.

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

Recent Events

On April 18, 2005, Lisa Terrill became our Chief Financial Officer.

On April 28, 2005, the Attorney General of the State of New York commenced an action against us seeking disgorgement of profits, civil penalties and other remedies in connection with alleged unlawful and deceptive acts and practices associated with our distribution of toolbar, redirect and contextual ad serving applications. On June 14, 2005, we announced a settlement in principle of the matter pursuant to which we expect to pay a total of $7.5 million over three years to the State of New York and will discontinue distribution of these applications. Final resolution of this matter is subject to agreement by the parties on the specific provisions of, and the Court’s issuance of, a stipulated consent decree memorializing the terms of the settlement. See Note 6 – Commitments and Contingencies of Notes to Consolidated Financial Statements for information on legal proceedings.

On June 17, 2005, our subsidiary MySpace, Inc. (“MySpace”) entered into an Equipment Loan and Security Agreement with entities affiliated with Pinnacle Ventures and ORIX Venture Finance LLC (the “Lenders”) providing for MySpace to borrow up to $6 million in term loans over the next 12 months to finance the purchase of eligible equipment and related soft costs as defined in the agreement. Advances will bear interest at a fixed rate equal to the prime rate plus 2.5% (8% for the first advance) and will be repaid on an interest-only basis for the first 12 months following the date of the advance and fully amortized over a 24-month period thereafter. Loans are secured by a first-priority lien on the financed equipment. The Equipment Loan and Security agreement does not contain any financial covenants by MySpace or any guaranty by us; however, we were required to subordinate our outstanding $1.5 million loan to MySpace to any indebtedness incurred by MySpace in favor of the Lenders. In connection with this transaction, MySpace issued to the Lenders for nominal consideration warrants to purchase 41,958 shares of Series A preferred stock in MySpace. The warrants are exercisable for a period of ten years from the date of issuance.

On July 8, 2005, we consummated the sale of 75,000 shares of our common stock and five-year warrants to purchase an additional 11,250 shares of our common stock at $4 per share to MySpace Ventures LLC, an entity owned by employees of MySpace, Inc., including Chris DeWolfe, the President of MySpace, Inc., for an aggregate purchase price of $300,000.

On July 18, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of a wholly-owned subsidiary of Fox Interactive Media, Inc. with and into us such that following the merger we will be a wholly-owned subsidiary of Fox Interactive Media (the “Merger”), as described in Note 10 – Subsequent Events of Notes to Consolidated Financial Statements. In connection with the Merger, on July 18, 2005, we exercised our option to acquire the outstanding equity interests of MySpace that we do not already own for approximately $69 million. Completion of the MySpace purchase is scheduled to occur on October 14, 2005.

On July 29, 2005, we sold the assets of our ink cartridge business in exchange for a fixed amount of cash plus a percentage of the net revenue from sales made to existing customers over the next 24 months.

Business Segments

Overview

We are a “new media” company with a unique combination of popular and synergistic Internet entertainment properties and results driven Internet marketing and e-commerce businesses and assets. We utilize proprietary technologies, compelling content, unique community features, analytical marketing and specialized e-commerce tools to generate predominantly advertising, subscription and e-commerce revenues. We operate in two business segments: the product marketing segment, referred to as Alena, and the network segment, referred to as the Intermix Network. The Intermix Network blends user-generated and proprietary online content that motivates users to spend more time on the Network and to invite their friends to join them. By integrating social networking applications, self publishing and viral marketing, the Intermix Network has grown to over 30 million U.S. visitors per month, ranking it among the most popular destinations for U.S. Internet users today. Intermix also leverages its optimization technologies, marketing methodologies and the Internet through its Alena unit, where it launches branded consumer product offerings. Alena expands our consumer reach by marketing select high margin and innovative products directly to the consumer across the Internet. In doing so, Alena cost-effectively builds consumer brands and creates additional offline revenue opportunities for us through strategic partnerships and joint ventures.

Product marketing segment revenues consist of the sale of products directly to consumers through the Internet and to distributors. We also sold subscriptions to our websites and collected online activity-based fees in prior years. We sell various products through our ecommerce websites. We reach our customers predominately through online advertising, on both our owned and third-party websites, and television, radio and print advertising. These products include health and beauty products, cosmetic products, and to a small extent our ink cartridge business, which was sold in July 2005. In prior years, we sold a greater amount of ink cartridges and also collectibles, fitness products and various niche products. We continuously tests product offerings to determine customer acquisition costs and revenue potential, as well as to identify the most effective marketing programs.

The Intermix network is comprised of a diverse network of websites that provide entertainment and community oriented content. We earn advertising revenues through a variety of traditional ad units such as banner, skyscraper, pop-up and interstitial ads, rich media, targeted E-mail marketing, paid search marketing, lead generation marketing and affiliate marketing. Our advertising is primarily performance based with pricing based on the number of times our audience views the advertisement or performs a specific action in response to an ad. The Intermix Network has websites that generate subscription revenues, transaction-based revenues, and provide marketing services, in addition to websites that are primarily advertising based.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe that goodwill and other intangible assets impairment, revenue recognition and reserves for accounts receivable, inventories, sales returns and deferred tax assets are critical accounting policies involving the most complex, difficult and subjective estimates and judgments.

Goodwill and other intangible assets impairment

Goodwill and other intangible assets with indefinite useful lives are tested for impairment in the fourth quarter of each fiscal year, and whenever events or circumstances suggest that the carrying value may not be recoverable. Intangible assets with definite useful lives are tested for impairment whenever events or circumstances suggest that the carrying value may not be recoverable. Events or circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of acquired assets, the strategy for our overall business, or significant negative industry or economic trends.

Our principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by expected future cash flows. An impairment loss would be reported to the extent that the carrying value of the assets exceeds the fair value as determined by discounted future cash flows attributable to the asset. As of June 30, 2005, there is no indication that the carrying value of our goodwill and intangible assets require impairment, notwithstanding any previous impairment of the carrying value of goodwill and other intangible assets.

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

Reserve for uncollectible accounts receivable

We maintain an allowance for doubtful accounts to reduce billed accounts receivable to estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider the aging of the accounts receivable, trends within and ratios involving the age of the accounts receivable, the customer mix in each of the aging categories and the nature of the receivable, our historical provision for doubtful accounts, the credit worthiness of the customer, economic conditions of the customer’s industry, and general economic conditions, among other factors. We did not experience material losses in the three months ended June 30, 2005 due to uncollectible accounts receivable.

Reserve for excess and obsolete inventory

The quantities of inventory on hand and their values are reviewed periodically for potentially excess and obsolete product or pricing. Consequently, we maintain an allowance for excess and obsolete inventory to reduce inventory cost to its estimated realizable value. A considerable amount of judgment is required when we assess the realization of inventory, including assessing the probability of sale and the current market demand for each product. We calculate an inventory reserve for estimated obsolescence or excess inventory based upon historical demand and assumptions about future demand for our products and market conditions. If actual market conditions for our products differ from those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to cost of revenues may be required. In the three months ended June 30, 2005, there has not been a material inaccuracy in management’s judgment of the required reserve for excess and obsolete inventory.

Reserve for sales returns

We maintain an allowance for estimated customer sales returns. In determining the estimate of products that will be returned, we analyze historical returns, current economic trends, changes in customer demand and acceptance of our products, known returns we have not received and other assumptions. Similarly, we record reductions to revenue for estimated future credits to our advertising customers in the event that delivered advertisements do not meet contractual specifications. Should the actual amount of product returns or advertising credits differ from our estimates, adjustments to revenues may be required. In the three months ended June 30, 2005, there has not been a material inaccuracy in management’s judgment of the required reserve for sales returns.

Reserve for deferred tax assets

We account for income taxes in accordance with the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not assured, we establish a valuation allowance. When this allowance is established, or increases or decreases in the future, we increase or decrease our income tax expense. If our estimate of the likelihood of future taxable income proves to be incorrect, adjustments to income tax expense could be required. At June 30, 2005, we fully reserved for our deferred tax assets, since we believe that realization is not reasonably assured at this time. If we have operating income from continuing operations in the future, we will reassess the need to continue to fully reserve our deferred tax assets. The deferred tax assets of MySpace have not been reserved because management has determined that is more likely than not that the deferred tax assets will be realized.

Results of Operations

The following table sets forth consolidated statement of operations data expressed as a percentage of revenues:

	Three Months Ended June 30,
	2005	2004
Revenues:
Product marketing	52.3%	63.0%
Network	47.7	37.0

Total	100.0	100.0

Cost of revenues:
Product marketing	14.9	22.6
Network	0.8	1.2

Total	15.7	23.8

Operating expenses:
Marketing and sales	38.2	39.0
Product development	11.1	9.8
General and administrative	27.9	25.9
Restatement professional fees	—	(2.0)
Amortization of other intangible assets	1.9	1.6

Total operating expenses	79.1	74.3

Operating income	5.2	1.9
Interest income (expense), net	0.1	(0.5)

Income from continuing operations before income taxes	5.3	1.4
Income taxes	(2.4)	(0.1)

Income from continuing operations	2.9	1.3
Loss from discontinued operations	—	(0.6)
Gain on sale of Skilljam (discontinued operation)	3.7	—
Minority Interest, net of taxes	(2.0)	0.1

Net income	4.6%	0.8%

Revenues

Revenues increased 59% to $26.7 million in the first quarter of fiscal year 2006 from $16.7 million in the first quarter of fiscal year 2005. The increase in revenues was attributable to growth in both business segments, with the product marketing segment producing $13.9 million in revenues in the first quarter of fiscal year 2006 compared to $10.6 million in the same quarter last year, and the network segment producing $12.7 million in revenues in the first quarter of fiscal year 2006 compared to $6.2 million in the same quarter last year.

For the first quarter of fiscal year 2006, product marketing segment revenues increased by 32% to $13.9 million compared to the same quarter last year. The Alena business unit produced $3.8 million in increased revenues in the first quarter of fiscal year 2006 compared to the same quarter last year due to higher continuity program sales of the Hydroderm lines in the current quarter. We also experienced a $584,000 decline in revenues at our ink cartridge business unit in the first quarter of fiscal year 2006, compared to the same quarter last year, due to lower spending on the acquisition of new customers.

For the first quarter of fiscal year 2006, network segment revenues increased by 106% to $12.7 million compared to the same quarter last year. The increase in revenues was primarily due to the growth of MySpace, the acquisition of Focalex, and to increased sales of branded advertising. We also saw an increase in subscription revenues at our Cases Ladder business due to an increase in the number of customers purchasing memberships and services.

Cost of Revenues

Cost of revenues is primarily associated with the product marketing segment and consists of the cost of products, warehouse, fulfillment and shipping, as well as credit card processing fees. The gross profit margin of the product marketing segment was 71% in the first quarter of fiscal year 2006 compared to 64% in the same quarter last year. The increase in gross profit margin in the first quarter of fiscal year 2006, compared to the same quarter in fiscal year 2005, was due to cost reduction in products sold, process improvements, lower shipping costs, an increase in product sold in the Alena business unit which historically has had a lower cost of revenues than the inkjet cartridge business unit, and the elimination of certain merchant credit card processing fees. We expect the gross profit margin for the product marketing segment to remain consistent for the remainder of fiscal year 2006.

Marketing and Sales

Marketing and sales expenses consist primarily of fees paid to third parties for media space, bad debts, advertising revenue sharing arrangements, promotional and advertising costs, personnel costs, commissions, agency and consulting fees and allocated overhead costs. We also has a direct sales force that sells our advertising inventory to advertisers and advertising agencies.

Marketing and sales costs were $10.2 million in the first quarter of fiscal year 2006 compared to $6.5 million in the first quarter of fiscal year 2005, and were 38% of revenues for the first quarter of fiscal year 2006 compared to 39% of revenues for the same quarter last year. The increase of $3.7 million was primarily due to the following: an increase of $2.2 million in fees paid to third-parties for online and offline media space consistent with the increase in revenues in connection with shared ad revenue arrangements, an increase of $820,000 in salary expense; an increase of $226,000 in commission expense, an increase of $215,000 in marketing expense, and an increase in advertising expense of $149,000.

We plan to continue to focus on enhancing our direct sales, marketing and customer care teams during fiscal year 2006 in an effort to continue growing our network’s revenues while extending our relationship with Alena customers. Our strategy is to develop a longer-term relationship with our customers and enhance the lifetime value of that relationship. In fiscal year 2006, we intend to expand internal sales force to focus on selling directly to branded advertisers with the goal of increasing Intermix Network advertising rates and margins. Additionally, we intend to continue investing in the marketing and sales teams of Alena and Intermix

Network with a view toward expansion beyond the online market. Consequently, we expect marketing and sales costs to increase but to remain relatively consistent as a percent of sales.

Product Development

Product development costs consist of payroll and related expenses for developing and maintaining our websites, developing and maintaining key proprietary technology and developing proprietary products and services. Product development costs increased to $3 million or 11% of revenues for the first quarter of fiscal year 2006, from $1.6 million or 10% of revenues for the same quarter last year. The increase was primarily attributable to $1.2 million in salaries, benefits, bonuses and recruiting fees related to an increase in information technology personnel.

General and Administrative

General and administrative costs consist of payroll and related costs for executive, finance, legal, human resources and administrative personnel, recruiting and professional fees, internet bandwidth, rent, insurance, depreciation and amortization and other general corporate expenses. General and administrative costs increased to $7.4 million, amounting to 28% of revenues for the first quarter of fiscal year 2006, from $4.3 million or 26% of revenues for the first quarter of fiscal year 2005. The increase of $3.1 million is primarily attributable to; an increase in employee compensation and benefits of $1 million, an increase in internet bandwidth fees of $824,000 due to increased traffic to network properties, an increase in legal costs of $440,000 due to increased litigation activity, an increase in professional services cost of $238,000 relating to compliance with Section 404 of the Sarbanes Oxley Act of 2002, and an increase in depreciation expense of $194,000 due to increase in fixed assets.

Restatement Professional Fees

There were no restatement related professional fees in the first quarter of fiscal year 2006. We recorded $337,000 of insurance reimbursement net of any restatement-related fees in the quarter ended June 30, 2004.

Amortization of Other Intangible Assets

In the first quarter of fiscal year 2006, amortization of other intangible assets was $511,000 compared to $267,000 in the same quarter last year. The increase was attributable to intangible assets acquired from Focalex and a step-up in the intangible assets basis in MySpace in connection with an investment made in MySpace by Redpoint and its affiliates.

Income Taxes

We recorded $8,000 of income tax expense in the first quarter of fiscal year 2006 for state minimum taxes due after the utilization of net operating loss carry forwards. We recorded a $5,000 tax provision for the first three months of fiscal year 2005 for state minimum income taxes.

We recorded $644,500 of income tax expense for MySpace in the first quarter of fiscal year 2006. Since MySpace was incorporated in February of 2005, there is no prior year comparison.

Gain on sale of Skilljam

We sold our SkillJam business unit to CES Software PLC on July 30, 2004. The sale proceeds were $8 million and we realized a $4.7 million gain on sale of assets, net of $129,000 of income taxes. We paid off a related $1.2 million acquisition earn-out obligation to a company owned by two SkillJam employees. At the time of the sale a one year, $1 million escrow was established for certain indemnification obligations and the funds were released in August 2005 without any claim against the escrow having been made; therefore, we recorded an additional $1 million gain on this sale. We believe this recognition of gain of $1 million to be reasonable because the Company has satisfied any other provisions in the SkillJam purchase agreement regarding the release of the escrow funds. Although the Company’s indemnity obligations are ongoing, we believe the remaining contingencies relating to patents or other matters relating to the acquisition will not have a material effect on the financial statements and the amounts of any such asserted contingencies are not reasonably estimatible or probable of assertion and sustained at this time. In addition, we will receive a percentage of the net revenue from the sale of the SkillJam technology to the buyer’s European customers over five years. As of June 30, 2005 we have not received any payments with respect to this earn-out component.

Minority Interest

We realized a minority interest loss of $530,000 (net of tax allocation) and a gain of $10,000 for the first quarters of fiscal years 2006 and 2005, respectively. Operating income is allocated to the minority owners based on their ownership percentage, thereby reducing our net income. Likewise, operating losses are allocated to the minority owners based on their ownership percentage, which reduces our net loss. For fiscal year 2006, the minority interest allocation related to MySpace and certain of Alena’s joint ventures are expected to be material to the Company. Specific to the Alena’s Hydroderm joint venture, the distribution of profits in the form of cash payments is expected to increase due to increases in offline product sales.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $697,000 in the first quarter of fiscal year 2006 compared to $(1.3) million in the first quarter of fiscal year 2005. The net cash provided by operating activities in the first quarter of fiscal year 2006 was primarily due to an increase in current liabilities, minority interest, net income and partially offset by increase in current assets. The net cash used in operating activities in the first quarter of fiscal year 2005 was primarily due to an increase in current assets and a decrease in current liabilities, partially offset by the income from operations and non-cash expenses.

Net cash used in investing activities was $(3.5) million in the first quarter of fiscal year 2006 compared to $(651,000) in the first quarter of fiscal year 2005. Net cash used in investing activities in the first quarter of fiscal year 2006 was from purchase of property and equipment. Net cash used in investing activities in the first quarter of fiscal year 2005 was from purchase of computer and network equipment and the acquisition of Focalex, Inc.

Net cash provided by (used in) financing activities was $3.3 million in the first quarter of fiscal year 2006 compared to ($504,000) in the first quarter of fiscal year 2005. Net cash provided by financing activities in the first quarter of fiscal year 2006 includes the proceeds from issuance of a note in connection with equipment financing and proceeds from exercise of stock options and warrants. Net cash used in the first quarter of fiscal year 2005 included the repayment of capital lease and debt obligations.

As of June 30, 2005, we had $14.6 million of cash and cash equivalents and $1.8 million in restricted cash, and $11.8 million in working capital. As of March 31, 2005, we had $14.2 million in cash and cash equivalents, $1.8 million in restricted cash, and $9.7 million in working capital. The increase in total cash from March 31, 2005 to June 30, 2005 was primarily due to a decrease in deposits required for our office lease. The increase in working capital from March 31, 2005 to June 30, 2005 was primarily due to an increase in accounts receivable. As of June 30, 2005, MySpace had approximately $3.0 million in cash and cash equivalents, which is included in the same amount noted above.

In connection with the Merger, on July 18, 2005, the Company exercised its option to acquire the outstanding capital stock of MySpace that it does not already own pursuant to the Stockholders Agreement, dated February 11, 2005, by and among the Company and the stockholders party thereto, as amended.

Pursuant to the terms of the Merger Agreement, Fox or Merger Sub is obligated to loan the Company up to $69 million to fund the Company’s purchase of the MySpace stock upon request. However, if the Merger Agreement were to be terminated, this loan obligation of Fox and Merger Sub would also terminate, and the Company would be required to seek other funding to complete its purchase of the shares of MySpace stock that the Company does not already own. If the loan is funded by Fox or Merger Sub, its repayment will be secured secured by all of the Company’s assets, including the stock that it holds in MySpace, Inc. and all rights with respect to that stock; in the event that the Merger Agreement terminates after the Company has drawn upon the loan from Fox and consummated the purchase option for the equity interests in MySpace, Inc. that it does not already own, it may not have, or be able to obtain, sufficient funds to repay such loan and Fox may consequently have the right to foreclose upon the Company’s equity interests in MySpace, Inc.

The Company expects to incur approximately $9.0 million in professional fees and other expenses related to the negotiation of the Merger Agreement and the consummation of the Merger, a substantial portion of which will be accrued or paid during the quarter ended September 30, 2005. This amount consists primarily of fees of the Company’s two financial advisors of approximately $6.4 million, of which $4.9 million is contingent upon successful completion of the Merger; an estimated $2 million in fees and expenses of the Company’s outside legal counsel; and approximately $53,000 in fees and expenses of the Company’s independent auditors. In addition, the Company expects to engage a proxy solicitation firm and will incur printing and mailing expenses for the preparation of a proxy statement in connection with a special meeting of stockholders to be held for the purpose of approving the Merger.

We believe that the combination of cash on hand and anticipated cash generated from operations will be sufficient to fund our existing business for at least the next twelve months.

Off Balance Sheet Arrangements

At June 30, 2005, we had no off-balance sheet financing arrangements or undisclosed liabilities related to special purpose, related party, or unconsolidated entities.

Contractual Obligations

We lease facilities and equipment under various capital and operating lease agreements expiring at various dates through March 2008.

Our material contractual obligations at June 30, 2005 are as follow (in thousands):

Contractual Obligations	Total Amounts Committed	9 Months Ended March 31, 2006	March 31, 2007	Thereafter
Equipment financing notes	$2,400	$—	$850	$1,550
Litigation Settlement	6,600	1,538	1,538	3,524
Capital lease obligations	21	11	6	4
Operating lease obligations	3,323	1,393	1,135	795

Total contractual obligations	$12,344	$2,942	$3,529	$5,873

Risk Factors

Litigation and regulatory proceedings regarding our historical distribution of download applications could seriously harm our business.

On April 28, 2005, the Attorney General of the State of New York (the “NY AG”) commenced an action against the Company for alleged unlawful and deceptive acts and practices associated with the

Company’s distribution of toolbar, redirect and contextual ad serving applications (“downloads”). As previously announced, we reached an agreement in principle with the NY AG pursuant to which the Company now expects to pay a total of $7.5 million over three years to the State of New York and will discontinue distribution of its adware, redirect and toolbar programs. Final resolution of this matter is subject to agreement by the parties on the specific provisions of, and the Court’s issuance of, a Stipulated Consent Decree memorializing the terms of the settlement. See Note 6 – Commitments and Contingencies of Notes to Consolidated Financial Statements for information on this and other legal proceedings.

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

The online business market is relatively new, rapidly evolving and intensely competitive, and we expect competition will further intensify in the future. Similarly, the competition for website traffic and subscribers, as well as advertising revenues, both on Internet websites and in more traditional media, is intense. Barriers to entry are currently minimal, and current and new competitors can launch new websites and features and services at a relatively low cost. Competitive factors in providing entertainment and multi-channel products and services via the Internet include name recognition, variety of value-added offerings, ease of use, price, quality of service, availability of customer support and technical expertise. Our prospects for achieving our business objectives will depend heavily upon our ability to continuously provide high quality, entertaining content, along with user-friendly website features and value-added Internet products and services. If we fail to continue to attract a high volume of traffic for our websites or a broad subscriber base, revenues could decrease and our business, results of operations and financial condition could be materially adversely affected.

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

We expect to generate significant commerce and advertising revenues from strategic relationships with certain outside companies. However, there can be no assurance that our existing relationships will be maintained through their initial terms or that additional third-party alliances will be available to the Company on acceptable commercial terms, or at all. In addition, the announcement of the Company’s pending merger with a subsidiary of Fox Interactive Media, Inc. (the “Merger”) could adversely affect some of our existing relationships or our ability to enter into new strategic alliances. The inability to enter into new strategic alliances or to maintain any one or more of our existing strategic alliances could result in decreased third-party paid advertising and product and service sales revenue. Even if we are able to maintain our strategic alliances, there can be no assurance that these alliances will be successful or that our infrastructure of hardware and software will be sufficient to handle any potential increased traffic or sales volume resulting from these alliances.

We have a concentration of our business in certain products and vendors, and in two customers.

Revenues from the sale of Hydroderm, Body Shape, Dream Shape and Body by Jake Carb Manager product lines accounted for approximately 68%, 14%, and 5%, respectively, of the first quarter of fiscal year 2006 product marketing segment revenues. Most of the products we sold during the fiscal quarter were purchased from five vendors. In addition, revenues from Yahoo! Search Marketing (formerly Overture Services, Inc.) and Advertising.com, Inc. were approximately 14% and 10%, respectively, of the first quarter of fiscal year 2006 network segment revenues. These concentrations of our business in certain products, vendors and customers create the risk of adverse financial impact if we are not able to continue to sell these products or source these products from our current vendors. We believe that we can mitigate the financial impact of the loss of a key vendor by sourcing an alternative vendor, but we cannot predict the timing of locating and qualifying the alternative vendor, or the pricing and terms that the alternative vendor might offer.

Our success depends on retaining our current key personnel and attracting additional key personnel.

The Company is dependent on the services of key personnel, including our senior management, vice presidents, and business unit managers. Due to the specialized knowledge of these individuals, as it relates to our Company and our operations, if they were to terminate employment, we could have difficulty hiring qualified individuals to replace the personnel in a timely manner. Consequently, operations and productivity surrounding the vacated position may be impaired and cause an adverse effect on operating results. In addition, our success depends on our continuing ability to attract, hire, train and retain highly skilled managerial, technical, financial, sales, marketing and customer support personnel, particularly in the areas of content development, product development, website design, and sales and marketing. Competition for qualified personnel is intense, and our ability to retain key employees, or to attract or retain other highly qualified personnel, may be affected by the announcement of the Merger and recent adverse changes in our business and regulatory environment.

If we do not effectively manage our growth, our business will be harmed.

The scope of our operations and our workforce has expanded significantly in recent years and, in particular, in the past six months, and may continue to expand in the future. This growth requires significant time and resources of senior management, and may distract from other business initiatives. In addition, our management has expended and will continue to expend significant time and resources in preparing for the completion of our merger with Fox Interactive Media. If we are unable to effectively manage continued growth or focus the necessary resources on operating our business, our earnings could be adversely affected. In addition, we rely on the effectiveness of our financial reporting and data systems, which have become increasingly complex due to rapid expansion and diversification. Management of our business depends on the timeliness and accuracy of information provided by these systems, and if we do not adapt these systems to the rapid changes in the business, our business could be adversely affected.

We may not be able to continue to grow through acquisitions of other companies and we may not manage the integration of acquired companies successfully.

If the Merger is not completed, our future growth and profitability may depend in part upon our ability to identify companies that are suitable acquisition candidates, to acquire those companies upon acceptable terms, and to effectively integrate and expand their operations within our infrastructure. We may not be able to identify additional candidates that are suitable for acquisition or to consummate desired acquisitions on favorable terms. Acquisitions involve a number of special risks including the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on our operating results, and the potential inability to integrate financial and management reporting systems. A significant portion of our capital resources could be used for these acquisitions. Accordingly, we may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to us, if at all. Moreover, we may not be able to successfully integrate an acquired business into our business or to operate an acquired business profitably. It could have a material adverse effect on our business if we are not able to identify appropriate acquisition candidates or integrate and expand the operations of acquired companies without excessive costs, delays or other adverse developments.

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

We compete in new and rapidly evolving markets, which make it difficult to evaluate our future prospects based on historical operating results.

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

We could be sued for information retrieved from the Internet. Because material may be downloaded from websites and may be subsequently distributed to others, there is a potential that claims could be made against us, based on the nature and content of the material under legal theories such as defamation, negligence, copyright or trademark infringement or other theories. Such claims have been brought against online companies in the past. In addition, we could be exposed to liability for material that may be accessible through our products, services and websites, including claims asserting that, by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third-parties through the websites. Although we carry general liability insurance, our insurance may not cover potential claims of this type, or the level of coverage may not be adequate to fully protect us against all liability that may be imposed. Any costs or imposition of liability or legal defense expenses that are not covered by insurance or are in excess of insurance coverage could reduce our working capital and have a material adverse effect on our business, results of operations and financial condition. Also, the legal effectiveness of the terms and conditions of use of our websites is not certain.

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

As previously reported, a consolidated stockholder lawsuit styled as a class action is pending against the Company, several of its current and former officers and/or employees, and the Company’s former auditor (the “Securities Litigation”). The Securities Litigation arises out of the Company’s restatement of quarterly financial results for fiscal year 2003. As a result of mediation in November 2004, the parties entered into a Stipulation of Settlement in January 2005 pursuant to which the parties propose to settle the Securities Litigation for $5.5 million in cash paid by the Company’s insurance carriers. The Court has recently preliminarily approved the settlement and formal notice of the settlement has been mailed to class members. The Court has scheduled a hearing regarding final approval of the settlement and dismissal of the lawsuit for September 19, 2005. Also as previously reported, two purported stockholder derivative actions, which are substantially similar, were filed in May 2003 against various current and former directors, officers, and/or employees of the Company (collectively, the “Derivative Litigation”). One of the actions remains pending in Federal Court (the “Federal Court Derivative Action”) and the other was dismissed by the Superior Court of California for the County of Los Angeles in October 2004 (the “State Court Derivative Action”). The Derivative Litigation similarly arises out of the Company’s restatement of quarterly financial results for fiscal year 2003. See Note 6 – Commitments and Contingencies of Notes to Consolidated Financial Statements for more information on this and other legal proceedings.

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

The Merger Agreement generally prohibits us from issuing securities other than shares of common stock issuable upon conversion or exercise of outstanding shares of preferred stock, options or warrants. Nevertheless, if the Merger is not consummated, we may issue additional preferred stock at such time or times and for such consideration as the Board of Directors may determine. Each series of preferred stock is required to be designated so as to distinguish the shares thereof from the shares of all other series. The Board of Directors is expressly authorized, subject to the limitations prescribed by law and the provisions of our Certificate of Incorporation, to provide for the issuance of all or any shares of preferred stock, in one or more series, each with such designations, preferences, voting powers, relative, participating, optional or other special rights and privileges and such qualifications, limitations or restrictions thereof as are determined by the Board of Directors.

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

As of June 30, 2005, we had outstanding options to purchase 9,191,000 shares of Company common stock and warrants to purchase 170,000 shares of Company common stock.

As of June 30, 2005, we had 194,000 shares of Series A preferred stock outstanding. The Series A preferred stock is convertible into common stock at the then-applicable conversion rate. The Series A preferred stock has a $3.60 per share liquidation preference that increases at the rate of 6% per annum. Each share of Series A preferred stock is convertible into common stock at a rate of one share of common stock for each $3.60 of liquidation preference. The liquidation preference was $4.94 as of June 30, 2005. Because of the 6% accretion factor, each share of Series A preferred stock will be converted into greater than one share of common stock. Prior to any conversion, the conversion price is also adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend, or issuance of additional equity securities (other than those reserved as employee shares pursuant to any employee stock option plan) at a purchase price less than the then-current conversion price.

As of June 30, 2005, we had 1,750,000 shares of Series B preferred stock outstanding. The Series B preferred stock is convertible into common stock at the then-applicable conversion rate. The Series B preferred stock has a $2.60 per share liquidation preference. Each share of Series B is convertible into common stock at an initial rate of one share of common stock for each $2.60 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event. The conversion price per share of Series B may be adjusted downward if we issue additional equity securities other than certain excluded stock, without consideration or for consideration per share less than the then-current conversion price.

As of June 30, 2005, we had 3,786,575 shares of Series C preferred stock, and 1,325,000 shares of our Series C-1 preferred stock, outstanding. The Series C preferred stock is convertible into common stock at the then-applicable conversion rate. The Series C and C-1 preferred stock have a $1.50 and $2 per share liquidation preference, respectively. Each share of Series C is convertible into common stock at an initial rate of one share of common stock for each $1.50 of liquidation preference. Each share of Series C-1 is convertible into common stock at an initial rate of one share of common stock for each $2 of liquidation preference. Prior to any conversion, the conversion price is adjusted to account for any increase or decrease in the number of outstanding shares of common stock by stock split, stock dividend or other similar event. The conversion price per share of Series C or C-1 may be adjusted downward if we issue additional equity securities other than certain excluded stock, without consideration or for consideration per share less than the then-current conversion price. The Series C and C-1 preferred stockholders earn an 8% annual dividend paid in additional Series C or C-1 preferred stock, as the case may be, for a period of one year after issuance (“PIK Dividend”). All Series C PIK Dividend has been paid or issued. We will issue an additional 25,000 shares of Series C-1 preferred stock as PIK Dividend on September 30, 2005.

The issuance of common stock upon the exercise of outstanding options and warrants, or the conversion of any outstanding or newly issued shares of preferred stock, will cause dilution to existing common stockholders and could adversely affect the market price of our common stock. In addition, the Series A, Series B, Series C and Series C-1 preferred stock, the 1,643,000 shares of common stock issued in November 2003, the 1,000,000 shares of common stock and warrants to purchase 150,000 shares of common stock issued in December 2004, and the 75,000 shares of common stock and warrants to purchase 11,250 shares of common stock issued in July 2005 are unregistered and the holders of these securities have registration rights. If the Merger is not consummated, we anticipate filing a Form S-3, if available to us, to register the 1,000,000 shares of common stock and 150,000 shares of common stock underlying the warrants that were issued in December 2004. When the registration statement is filed and if the other registration rights are exercised and the stock is re-sold in the market, the market price of our common stock could be adversely affected.

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance if the Merger is not completed.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first quarter ended June 30, 2005, the closing sale prices of our common stock ranged from $3.60 to $8.79 per share and the closing sale price on July 15, 2005, the last trading day prior to the announcement of the Merger, was $10.72 per share. The Merger Agreement provides for a cash payment in the amount of $12.00 for each outstanding share of our common stock at the time of closing. If the Merger is not consummated, our stock price may decline significantly or fluctuate in response to a number of events and factors, such as market expectations regarding strategic alternatives; quarterly variations in operating results; announcements of technological innovations or new services and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, if the Merger is not consummated, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our short-term investment policy and strategy is to ensure the preservation of capital, meet liquidity requirements, and optimize return in light of current credit and interest rate trends. We benchmark our performance by utilizing external banking executives to manage the short-term investments. The external banking executives adhere to our investment policies and also provide occasional research and market information that supplements internal research used to make credit decisions in the investment process.

We place our short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with initial maturities of three months or less are classified as cash equivalents. We do not have investments with maturities of greater than three months, except for certificates of deposit used as collateral on certain long-term operating leases.

Item 4.	Controls and Procedures Overview

In August 2003, we restated previously reported financial results for the first three quarters of fiscal year 2003 due to the discovery of accounting errors in our fiscal year 2003 quarterly financial statements. In response to the identified accounting errors, management significantly expanded the size of our accounting and finance departments and reviewed the adequacy of internal controls over financial reporting. We identified various deficiencies in the design or operation of internal controls in major business processes that could have an impact on financial reporting. Our independent auditors confirmed the continued existence of certain of these deficiencies during their audit of our fiscal year 2004 financial statements.

We implemented a number of remedial controls and other actions designed to improve our accounting and financial reporting procedures and controls in fiscal years 2004 and 2005. These changes constituted enhancing and restructuring the general ledger system, so that is more appropriate to the anticipated size and complexity of our business operations. The integration of the enhanced general ledger system with our existing business applications is ongoing, and management expects the integration to be completed in six to nine months.

We adopted supplemental control measures in fiscal years 2004 and 2005 that were designed to mitigate the effect of the identified control deficiencies, including the deficiencies confirmed by our independent auditors during their audit of our fiscal year 2004 financial statements. The supplemental control measures will be eliminated once the integrated general ledger system is fully implemented and other identified control deficiencies over financial reporting are corrected.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2005, the end of the period covered by this report. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer.

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in the reports that we file with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes to Internal Control over Financial Reporting

There has been no material changes to the Internal control over financial reporting since previous reporting period.

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

Intermix Media, Inc. (Registrant)

By:	/s/ Richard M. Rosenblatt
Richard M. Rosenblatt
Chief Executive Officer

By:	/s/ Lisa Terrill
Lisa Terrill
Chief Financial Officer (Principal Financial Officer)

Dated: August 15, 2005

Exhibit Index

Exhibit Number	Exhibit Title/Description

2.1	Agreement and Plan of Merger, dated as of July 18, 2005, by and among Fox Interactive Media, Inc., Project Ivory Acquisition Corporation and Intermix Media, Inc. (1)

3.01	Certificate of Incorporation of eUniverse, Inc. dated October 31, 2002(2)

3.02	Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002(2)

3.03	Certificate of Amendment of Certificate of Designation of Series A 6% Convertible Preferred Stock of eUniverse, Inc., dated February 17, 2004(3)

3.04	Certificate of Designation of Series B Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2002(2)

3.05	Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock of eUniverse, Inc., dated February 17, 2004(3)

3.06	Certificate of Designation of Series C Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2003(4)

3.07	Certificate of Designation of Series C-1 Convertible Preferred Stock of eUniverse, Inc., dated October 31, 2003(4)

3.08	Bylaws of Intermix Media, Inc.(5)

10.01	First Amendment to Sublease dated April 1, 2005, between Rubin Postaer and Associates and MySpace, Inc. (6)

10.02	Equipment Loan and Security Agreement dated June 17, 2005, between MySpace, Inc. and Pinnacle Ventures, L.L.C. as agent for the Lenders named therein*

10.03	Subordination Agreement dated June 17, 2005, between the Company and Pinnacle Ventures, L.L.C. as agent for the Lenders*

10.04	Amendment No. 1 to Stockholders Agreement dated June 17, 2005, among the Company, MySpace, Inc., MySpace Ventures LLC, affiliates of Redpoint Ventures and the Lenders*

10.05	Certificate of Amendment to the Certificate of Incorporation of MySpace, Inc., filed with the Delaware Secretary of State on June 16, 2005*

10.06	Amendment No. 2 to MySpace, Inc. 2005 Equity Incentive Plan (6)

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to the Form 8-K filed on July 19, 2005

(2)	Incorporated by reference to the Form 8-K filed on January 9, 2003

(3)	Incorporated by reference to the Form 10-K filed on June 14, 2004

(4)	Incorporated by reference to the Form 8-K filed on November 6, 2003

(5)	Incorporated by reference to the Form 10-Q filed on August 13, 2004

(6)	Incorporated by reference to the Form 10-K filed on June 29, 2005